Form 10-K
period 2005-12-31
MAGELLAN MIDSTREAM HOLDINGS LP
filed 2006-03-15
CIK 1246263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-32745

Magellan Midstream Holdings, L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-4328784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Magellan Midstream Holdings GP, LLC P.O. Box 22186, Tulsa, Oklahoma	74121-2186
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (918) 574-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units representing limited partnership interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

As of March 1, 2006, there were 62,646,551 common units outstanding.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

FORM 10-K

PART I

ITEM 1. Business

(a) General Development of Business

We were formed as a limited partnership under the laws of the State of Delaware in April 2003 to acquire ownership interests in Magellan GP, LLC and Magellan Midstream Partners, L.P. (“MMP”). Our ticker symbol on the New York Stock Exchange is “MGG”. Our general partner is Magellan Midstream Holdings GP, LLC (“MGG GP”), which is a Delaware limited liability company. Magellan GP, LLC currently owns a 2% general partner interest and the incentive distribution rights in MMP, a publicly traded limited partnership. We acquired Magellan GP, LLC in June 2003.

Our sole ownership of Magellan GP, LLC currently provides us with a 2% general partner interest in MMP. Our general partner interest gives us control of MMP as the limited partners of MMP cannot dissolve MMP, they are limited in their ability to remove Magellan GP, LLC as general partner of MMP, and they do not possess substantive participating rights in MMP’s operations. Therefore, our consolidated financial statements include the assets, liabilities and cash flows of both Magellan GP, LLC and MMP.

On November 10, 2005, we filed a registration statement on Form S-1 with the Securities and Exchange Commission related to an initial public offering of our common units. In February 2006, 22,000,000 common units, representing approximately 35% of our total outstanding units, were sold to the public. MGG Midstream Holdings, L.P., an affiliate, owns approximately 65% of our limited partner interests and is the sole member of our general partner.

(b) Financial Information About Segments

See Part II—Financial Statements and Supplementary Data.

(c) Narrative Description of Business

Magellan Midstream Holdings, L.P.

We own and control Magellan GP, LLC, which is the general partner of MMP. MMP is principally engaged in the transportation, storage and distribution of refined petroleum products. A description of MMP’s business activities is provided below under the caption “Magellan Midstream Partners, L.P.” Our only cash-generating asset is our ownership interest in MMP’s general partner, which owns the following:

•	The general partner interest in MMP, which currently entitles us to receive 2% of the cash distributed by MMP; and

•	100% of the incentive distribution rights in MMP, which entitle us to receive increasing percentages, up to a maximum of 48%, of any incremental cash distributed by MMP as certain target distribution levels are reached in excess of $0.288750 per MMP unit in any quarter.

Our primary objective is to increase distributable cash flow to our unitholders through our ownership of the general partner interest and incentive distribution rights in MMP. To achieve this objective, we actively manage MMP to successfully execute MMP’s business strategy, which includes continued growth through strategic acquisitions and expansion projects that enable cash distributions to be increased over time.

Incentive distribution rights entitle us to receive increasing percentages of any incremental cash distributed by MMP as certain target distribution levels are reached in excess of $0.288750 per MMP limited partner unit in any quarter. The following table illustrates the percentage allocations of distributions among the owners of MMP, including us, at the target distribution levels contained in MMP’s partnership agreement.

MMP Quarterly Distribution Per Unit	Distributions to MMP’s Limited Partners as a Percentage of Total Distributions	Distributions to Us as a Percentage of Total Distributions
		General Partner Interest	Incentive Distribution Rights
up to $0.288750	98%	2%	0%
above $0.288750 up to $0.328125	85%	2%	13%
above $0.328125 up to $0.393750	75%	2%	23%
above $0.393750	50%	2%	48%

For the quarter ended December 31, 2005, MMP declared and paid a distribution of $0.553 per limited partner unit, which entitled us to receive 50%, including our 2% general partner interest, of the incremental cash distribution from MMP in excess of its highest target distribution level of $0.39375 per limited partner unit. This distribution was paid on February 14, 2006, of which $12.8 million was paid to us, including amounts for both our general partner interest and our incentive distribution rights.

Our Management

MGG GP, our general partner, manages our operations and activities, including, among other things, establishing the quarterly cash distribution levels for our common units and reserves it believes prudent to maintain for the proper conduct of our business. Our general partner does not receive any management fee or other compensation in connection with its management of our business but is entitled to be reimbursed for all direct and indirect expenses incurred on our behalf.

We control and manage MMP through our ownership of its general partner, Magellan GP, LLC. The officers of our general partner, MGG GP, are also officers of Magellan GP, LLC and our general partner’s employees operate MMP. Five of our directors are affiliated with the owner of our general partner and are also directors of Magellan GP, LLC. Our remaining three directors are, or will be, independent directors as defined by the New York Stock Exchange. We nominate the directors of Magellan GP, LLC and the unitholders of MMP elect these directors. The board of Magellan GP, LLC is responsible for overseeing Magellan GP, LLC’s role as the general partner of MMP and we, as the sole member of Magellan GP, LLC, must also approve matters that have or would be reasonably expected to have a material effect on our interest as the sole member of Magellan GP, LLC. We also have exclusive authority over the business and affairs of Magellan GP, LLC other than its role as the general partner of MMP.

Magellan Midstream Partners, L.P.

Overview

Magellan Midstream Partners, L.P. is a publicly traded Delaware limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products.

MMP’s assets currently consist of:

•	an 8,500-mile petroleum products pipeline system, including 45 petroleum products terminals, serving the mid-continent region of the United States, referred to as the petroleum products pipeline system;

•	seven petroleum products terminal facilities located along the United States Gulf and East Coasts, referred to as marine terminal facilities;

•	29 petroleum products terminals located principally in the southeastern United States, referred to as inland terminals; and

•	an 1,100-mile ammonia pipeline system serving the mid-continent region of the United States and six ammonia terminals.

Petroleum Products Industry Background

The United States petroleum products transportation and distribution system links oil refineries to end-users of gasoline and other petroleum products and is comprised of a network of pipelines, terminals, storage facilities, tankers, barges, rail cars and trucks. For transportation of petroleum products, pipelines are generally the lowest-cost alternative for intermediate and long-haul movements between different markets. Throughout the distribution system, terminals play a key role in moving products to the end-user markets by providing storage, distribution, blending and other ancillary services. Petroleum products transported, stored and distributed through MMP’s petroleum products pipeline system and petroleum products terminals include:

•	refined petroleum products, which are the output from refineries and are primarily used as fuels by consumers. Refined petroleum products include gasoline, diesel, aviation fuel, kerosene, distillates and heating oil;

•	liquefied petroleum gases, or LPGs, which are produced as by-products of the crude oil refining process and in connection with natural gas production. LPGs include butane and propane;

•	blendstocks, which are blended with petroleum products to change or enhance their characteristics such as increasing a gasoline’s octane or oxygen content. Blendstocks include alkylates and oxygenates;

•	heavy oils and feedstocks, which are used as burner fuels or feedstocks for further processing by refineries and petrochemical facilities. Heavy oils and feedstocks include # 6 fuel oil and vacuum gas oil; and

•	crude oil and condensate, which are used as feedstocks by refineries.

The Gulf Coast region is a significant supply source for MMP’s facilities and is a major hub for petroleum refining. According to the Energy Information Administration’s “Petroleum Supply Annual for 2004,” the Gulf Coast region accounted for approximately 44% of total U.S. daily refining capacity and 67% of U.S. refining capacity expansion from 1999 to 2004. The growth in Gulf Coast refining capacity has resulted in part from consolidation in the petroleum industry to take advantage of economies of scale from operating larger, concentrated refineries. We expect this trend to continue in order to meet growing domestic and international demand. According to the Energy Information Administration’s “Petroleum Supply Annual for 2004”, the amount of petroleum products exported from the Gulf Coast region increased by approximately 30%, or 321 million barrels from 1990 to 2004. The growth in refining capacity and increased product flow attributable to the Gulf Coast region has increased demand for transportation, storage and distribution facilities.

MMP’s Operations

PETROLEUM PRODUCTS PIPELINE SYSTEM

During October 2004, MMP acquired a 2,000-mile petroleum products pipeline system. This strategic acquisition extended the reach of MMP’s existing pipeline system into key markets in Colorado and western and northern Texas. This pipeline system was already interconnected with MMP’s existing petroleum products pipeline in Oklahoma, thereby providing MMP with a direct connection to the U.S. Gulf Coast, which is the primary refining region of the United States and a major point of entry for foreign imports of refined petroleum products. As a result, MMP’s common carrier petroleum products pipeline system now extends 8,500 miles and covers a 13-state area, extending from Texas through the Midwest to Colorado, North Dakota, Minnesota and Illinois. MMP’s pipeline system transports petroleum products and LPGs and includes 45 terminals. The products transported on MMP’s pipeline system are largely transportation fuels, and in 2005 were comprised of 54% gasoline, 36% distillates (which includes diesel fuels and heating oil) and 10% LPGs and aviation fuel. Product originates on MMP’s pipeline system from direct connections to refineries and interconnections with other interstate pipelines for transportation and ultimate distribution to retail gasoline stations, truck stops, railroads, airports and other end-users. The petroleum products pipeline system segment accounted for 78% of our consolidated total revenues for the period of January 1, 2003 through June 17, 2003, 81% for the period June 18, 2003 through December 31, 2003 and 83% and 89% for the years ended December 31, 2004 and 2005, respectively.

MMP’s petroleum products pipeline system is dependent on the ability of refiners and marketers to meet the demand for refined petroleum products and LPGs in the markets it serves through their shipments on MMP’s pipeline system. According to statistics provided by the Energy Information Administration, the demand for refined petroleum products in the primary market areas served by MMP’s petroleum products pipeline system, known as Petroleum Administration for Defense District (“PADD”) II, is expected to grow at an average rate of approximately 1.3% per year over the next 10 years. The total production of refined petroleum products from refineries located in PADD II is currently insufficient to meet the demand for refined petroleum products in PADD II. The excess PADD II demand has been and is expected to be met largely by imports of refined petroleum products via pipelines from Gulf Coast refineries that are located in PADD III, which represents the Gulf Coast region.

MMP’s petroleum products pipeline system is well connected to Gulf Coast refineries. In addition to its own pipeline that originates in the Gulf Coast region, MMP also has interconnections with the Explorer, CITGO and Seaway/ConocoPhillips pipelines. These connections to Gulf Coast refineries, together with its pipeline’s extensive network throughout PADD II and connections to PADD II refineries, should allow MMP to accommodate not only demand growth, but also major supply shifts that may occur.

MMP’s petroleum products pipeline system has experienced increased shipments over each of the last three years, with total shipments increasing by 22.6% from 2003 to 2005. The volume increases have come through MMP’s October 2004 petroleum products pipeline system acquisition as well as overall market demand growth, development projects on MMP’s system and incentive agreements with shippers utilizing its system. The operating statistics below reflect MMP’s petroleum products pipeline system’s operations for the periods indicated:

	Year Ended December 31,
	2003		2004	2005
Shipments (thousands of barrels):
Refined products
Gasoline	137,752		140,320	161,204
Distillates	78,264		89,614	106,137
Aviation fuel	3,691		16,709	21,792
LPGs	7,922		8,385	8,520

Total product shipments	237,629	(1)	255,028	297,653

Capacity lease, including capacity leases	25,647		25,324	25,234

Total shipments, including capacity leases	263,276		280,352	322,887

Daily average (thousands of barrels)	721		766	885

(1)	Amounts shown represent volumes reflected on MMP’s stand-alone financial statements. These amounts differ from the amounts in our consolidated financial statements as a result of deferred revenue which we recorded at the time of our acquisition of interests in MMP in 2003.

The maximum number of barrels that MMP’s petroleum products pipeline system can transport per day depends upon the operating balance achieved at a given time between various segments on its pipeline system. This balance is dependent upon the mix of petroleum products to be shipped and the demand levels at the various delivery points. MMP believes that it will be able to accommodate anticipated demand increases in the markets it serves through expansions or modifications of its petroleum products pipeline system, if necessary.

Operations. MMP’s petroleum products pipeline system is the largest common carrier pipeline for refined petroleum products and LPGs in the United States in terms of pipeline miles. Through direct refinery connections and interconnections with other interstate pipelines, MMP’s system can access more than 40% of the refinery capacity in the continental United States. In general, MMP does not take title to the petroleum products it transports except with respect to a specific product supply agreement that it assumed in October 2004 and MMP’s petroleum products blending and fractionation operations.

MMP’s petroleum products pipeline system generates approximately 80% of its revenue, excluding product sales revenues, through transportation tariffs on volumes shipped. These transportation tariffs vary depending upon where the product originates, where ultimate delivery occurs and any applicable discounts. All interstate transportation rates and discounts are in published tariffs filed with the Federal Energy Regulatory Commission (“FERC”). Included as a part of these tariffs are charges for terminalling and storage of products at 38 of MMP’s pipeline system’s 45 terminals. Revenues from terminalling and storage at seven of MMP’s terminals are at privately negotiated rates.

MMP’s petroleum products pipeline system generates the remaining 20% of its revenues, excluding product sales revenues, from leasing pipeline and storage tank capacity to shippers and from providing product and other services such as ethanol unloading and loading, additive injection, laboratory testing and data services to shippers. Product services such as ethanol unloading and loading, additive injection, custom blending and laboratory testing are performed under a mix of “as needed” and monthly and long-term agreements. MMP receives fees for operating pipelines for others. In January 2004, MMP began serving as a subcontractor for the operations of Longhorn Partners Pipeline, L.P., taking over as operator in April 2005, and in March 2004 MMP began operating the Osage Pipeline system.

Product sales revenues for the petroleum products pipeline system primarily result from: (i) a third-party supply agreement assumed as part of the pipeline system MMP acquired in October 2004; and (ii) the sale of products that are produced from our petroleum products blending operation and from fractionating transmix. MMP takes title to the products related to these activities, which subjects it to commodity price fluctuations that could significantly impact the gross margins it realizes on the sale of these products. These activities benefited from high and increasing prices for refined petroleum products, as experienced in 2005. As a result, these activities generated significantly increased revenues and operating profit in the current year. Although the revenues generated from these activities were $42.5 million for the period January 1, 2003 through June 17, 2003, $65.1 million for the period June 18, 2003 through December 31, 2003 and $265.0 million and $625.7 million during 2004 and 2005, respectively. The difference between product sales and product purchases, which we believe better represents the importance of these activities, was $5.2 million for the period January 1, 2003 through June 17, 2003, $4.4 million for the period June 18, 2003 through December 31, 2003 and $16.6 million and $48.0 million during 2004 and 2005, respectively. Petroleum product sales increased in 2005 over 2004 by $360.7 million primarily as a result of MMP’s third-party supply agreement assumed with the assets acquired in October 2004.

Facilities. MMP’s petroleum products pipeline system consists of an 8,500-mile pipeline with 45 terminals and includes more than 27.0 million barrels of aggregate usable storage capacity. The terminals deliver petroleum products primarily into tank trucks.

Petroleum Products Supply. Petroleum products originate from both refining and pipeline interconnection points along MMP’s pipeline system. In 2005, 51% of the petroleum products transported on MMP’s petroleum products pipeline system originated from 10 direct refinery connections and 49% originated from multiple interconnections with other pipelines. As set forth in the table below, MMP’s system is directly connected to, and receives product from, 10 operating refineries.

Major Origins—Refineries (Listed Alphabetically)

Company	Refinery Location
Coffeyville Resources	Coffeyville, KS
ConocoPhillips	Ponca City, OK
Flint Hills Resources (Koch)	Pine Bend, MN
Frontier Oil Corporation	El Dorado, KS
Gary Williams Energy Corp.	Wynnewood, OK
Marathon Ashland Petroleum Company	St. Paul, MN
Murphy Oil USA, Inc.	Superior, WI
Sinclair Oil Corp.	Tulsa, OK
Sunoco, Inc.	Tulsa, OK
Valero Energy Corp.	Ardmore, OK

The most significant of MMP’s pipeline connections is to Explorer Pipeline in Glenpool, Oklahoma, which transports product from the large refining complexes located on the Texas and Louisiana Gulf Coast. MMP’s pipeline system is also connected to all Chicago area refineries through the West Shore Pipe Line.

As set forth in the table below, MMP’s system is connected to multiple pipelines.

Major Origins—Pipeline Connections (Listed Alphabetically)

Pipeline	Connection Location	Source of Product

BP	Manhattan, IL	Whiting, IN refinery
Cenex	Fargo, ND	Laurel, MT refinery
CITGO	Drumright, OK	Various Gulf Coast refineries
ConocoPhillips	Kansas City, KS	Various Gulf Coast refineries (via Seaway/Standish Pipeline); Borger, TX refinery
Explorer	Glenpool, OK; Mt. Vernon, MO	Various Gulf Coast refineries
Kaneb (Valero)	El Dorado, KS; Minneapolis, MN	Various OK & KS refineries; Mandan, ND refinery
Kinder Morgan	Plattsburg, MO; Des Moines, IA; Wayne, IL	Bushton, KS storage and Chicago, IL area refineries
Mid-America (Enterprise)	El Dorado, KS	Conway, KS storage
Sinco	East Houston, TX	Deer Park, TX refinery
Total (Valero)	Wynnewood, OK	Ardmore, OK refinery
West Shore	Chicago, IL	Various Chicago, IL area refineries

Customers and Contracts. MMP ships petroleum products for several different types of customers, including independent and integrated oil companies, wholesalers, retailers, railroads, airlines and regional farm cooperatives. End markets for these deliveries are primarily retail gasoline stations, truck stops, farm cooperatives, railroad fueling depots and military and commercial jet fuel users. Propane shippers include wholesalers and retailers who, in turn, sell to commercial, industrial, agricultural and residential heating customers, as well as utilities who use propane as a fuel source. Published tariffs serve as contracts and shippers nominate the volume to be shipped up to a month in advance. In addition, MMP enters into supplemental agreements with shippers that commonly result in volume and/or term commitments by shippers in exchange for reduced tariff rates or capital expansion commitments on its part. These agreements have terms ranging from one to ten years. Approximately 58% of the shipments in 2005 were subject to these supplemental agreements. While many of these agreements do not represent guaranteed volumes, they do reflect a significant level of shipper commitment to MMP’s petroleum products pipeline system.

For the year ended December 31, 2005, MMP’s petroleum products pipeline system had approximately 50 transportation customers. The top 10 shippers included several independent refining companies, integrated oil companies and one farm cooperative, and revenues attributable to these top 10 shippers for the year ended December 31, 2005, represented 33% of total revenues for MMP’s petroleum products pipeline system and 63% of revenues excluding product sales.

Product sales primarily relate to the third-party supply agreement MMP assumed in connection with the assets acquired in October 2004 as well as sales related to its petroleum products blending and fractionation operations to trading and marketing companies.

Markets and Competition. In certain markets, barge, truck or rail provide an alternative source for transporting refined products; however, pipelines are generally the lowest-cost alternative for petroleum product movements between different markets. As a result, MMP’s pipeline system’s most significant competitors are other pipelines that serve the same markets.

Competition with other pipeline systems is based primarily on transportation charges, quality of customer service, proximity to end-users and longstanding customer relationships. However, given the different supply sources on each pipeline, pricing at either the origin or terminal point on a pipeline may outweigh transportation costs when customers choose which line to use.

Another form of competition for all pipelines is the use of exchange agreements among shippers. Under these arrangements, a shipper will agree to supply a market near its refinery or terminal in exchange for receiving supply from another refinery or terminal in a more distant market. These agreements allow the two parties to reduce the volumes transported and the average transportation rates paid. MMP has been able to compete with these alternatives through price incentives and through long-term commercial arrangements with potential exchange partners. Nevertheless, a significant amount of exchange activity has occurred historically and is likely to continue.

PETROLEUM PRODUCTS TERMINALS

Within its petroleum products terminals network, MMP operates two types of terminals: marine terminals and inland terminals. MMP’s marine terminals are located in close proximity to refineries and are large storage and distribution facilities that handle refined petroleum products, blendstocks, ethanol, heavy oils, feedstocks, crude oil and condensate. MMP’s inland terminals are primarily located in the southeastern United States along third-party pipelines such as those operated by Colonial Pipeline Company (“Colonial”), Explorer Pipeline Company (“Explorer”), Plantation Pipe Line Company (“Plantation”) and TEPPCO Partners, L.P. (“TEPPCO”). MMP’s facilities receive products from pipelines and distribute them to third parties at the terminals, which in turn deliver them to end-users such as retail outlets. Because these terminals are unregulated, the marketplace determines the prices MMP can charge for its services. The petroleum products terminals segment accounted for 20% of MMP’s consolidated total revenues for the period January 1, 2003 through June 17, 2003, 16% for the period June 18, 2003 through December 31, 2003 and 15% and 10% for the years ended December 31, 2004 and 2005, respectively.

Marine Terminals. MMP owns and operates seven marine terminals, including five marine terminals located along the U.S. Gulf Coast. MMP’s marine terminals are large storage and distribution facilities, with an aggregate storage capacity in excess of 21.0 million barrels, which provide inventory management, storage and distribution services for refiners and other large end-users of petroleum products.

MMP’s marine terminals primarily receive petroleum products by ship and barge, short-haul pipeline connections from neighboring refineries and common carrier pipelines. MMP distributes petroleum products from its marine terminals by all of those means as well as by truck and rail. Once the product has reached its marine terminals, MMP stores the product for a period of time ranging from a few days to several months. Products that MMP stores include refined petroleum products, blendstocks, crude oils, heavy oils and feedstocks. In addition to providing storage and distribution services, MMP’s marine terminals provide ancillary services including heating, blending and mixing of stored products and additive injection services.

MMP’s marine terminals generate fees primarily through providing long-term or spot demand storage services and inventory management for a variety of customers. In general, MMP does not take title to the products that are stored in or distributed from its terminals. Refiners and chemical companies will typically use MMP’s marine terminals because their facilities are inadequate, either because of size constraints or the specialized handling requirements of the stored product. MMP also provides storage services and inventory management to various industrial end-users, marketers and traders that require access to large storage capacity.

Customers and Contracts. MMP has long-standing relationships with oil refiners, suppliers and traders at its facilities. During 2005, approximately 98% of MMP’s marine terminal capacity was utilized. As of December 31, 2005, approximately 90% of MMP’s usable marine storage capacity is under long-term contracts with remaining terms in excess of one year or that renew on an annual basis.

Markets and Competition. MMP believes that the continued strong demand for its marine terminals results from its cost-effective distribution services and key transportation links. MMP experiences the greatest demand at its marine terminals in a “contango” market. A contango market condition exists when customers expect prices for petroleum products to be higher in the future. Under those conditions, customers tend to store more product to take advantage of the favorable pricing conditions expected in the future. When the opposite market condition known as “backwardation” exists, some companies choose not to store product or are less willing to enter into long-term storage contracts. The additional heating and blending services that MMP provides at its marine terminals attract additional demand for its storage services and result in increased revenue opportunities.

Several major and integrated oil companies have their own proprietary storage terminals along the Gulf Coast that are currently being used in their refining operations. If these companies choose to shut down their refining operations and elect to store and distribute refined petroleum products through their proprietary terminals, MMP would experience increased competition for the services that it provides. In addition, other companies have facilities in the Gulf Coast region that offer competing storage and distribution services.

Inland Terminals. MMP owns and operates a network of 29 refined petroleum products terminals located primarily in the southeastern United States. MMP acquired six of these terminals in January 2004 and also acquired the remaining 21% ownership interest in eight terminals in which it previously had a 79% ownership interest. As a result, MMP wholly owns 26 of the 29 terminals in its portfolio. MMP’s terminals have a combined capacity of almost 6.0 million barrels. MMP’s customers utilize these facilities to take delivery of refined petroleum products transported on major common carrier interstate pipelines. The majority of MMP’s inland terminals connect to the Colonial, Explorer, Plantation or TEPPCO pipelines and some facilities have multiple pipeline connections. During 2005, gasoline represented approximately 59% of the product volume distributed through MMP’s inland terminals, with the remaining 41% consisting of distillates.

MMP’s inland terminals typically consist of multiple storage tanks that are connected to a third-party pipeline system. MMP loads and unloads products through an automated system that allows products to move directly from the common carrier pipeline to its storage tanks and directly from its storage tanks to a truck or rail car loading rack.

MMP is an independent provider of storage and distribution services. Because MMP generally does not own the products moving through its terminals, it is not exposed to the risks of product ownership. MMP operates its inland terminals as distribution terminals and it primarily serves the retail, industrial and commercial sales markets. MMP provides inventory and supply management, distribution and other services such as injection of gasoline additives at its inland terminals.

MMP generates revenues by charging its customers a fee based on the amount of product that it delivers through its inland terminals. MMP charges these fees when it delivers the product to its customers and loads the product into a truck or rail car. In addition to throughput fees, MMP generates revenues by charging its customers a fee for injecting additives into gasoline, diesel and aviation fuel, and for filtering jet fuel.

Customers and Contracts. When MMP acquires terminals, it generally enters into long-term throughput contracts with the sellers under which they agree to continue to use the facilities. In addition to these agreements, MMP enters into contracts with other customers that typically last for one year with a continuing one-year renewal provision. Most of these contracts contain a minimum throughput provision that obligates the customer to move a minimum amount of product through MMP’s terminals or pay for terminal capacity reserved but not used. MMP’s customers include retailers, wholesalers, exchange transaction customers and traders.

Markets and Competition. MMP competes with other independent terminal operators as well as integrated oil companies on the basis of terminal location and versatility, services provided and price. MMP’s competition primarily comes from distribution companies with marketing and trading arms, independent terminal operators and refining and marketing companies.

AMMONIA PIPELINE SYSTEM

MMP owns an 1,100-mile common carrier ammonia pipeline system. MMP’s pipeline system transports ammonia from production facilities in Texas and Oklahoma to terminals in the Midwest. The ammonia that MMP transports is primarily used as a nitrogen fertilizer, an important element for maintenance of high crop yields. Ammonia is the primary feedstock for the production of upgraded nitrogen fertilizers and chemicals. The ammonia pipeline system segment accounted for 2% of consolidated total revenues for the period January 1, 2003 through June 17, 2003, 3% for the period from June 17, 2003 through December 31, 2003 and 2% and 1% in 2004 and 2005, respectively.

Operations. MMP generates more than 90% of its ammonia pipeline system revenues through transportation tariffs. These tariffs are “postage stamp” tariffs, which means that each shipper pays a defined rate per ton of ammonia shipped regardless of the distance that ton of ammonia travels on MMP’s pipeline. In addition to transportation tariffs, MMP also earns revenue by charging its customers for services at the six terminals it owns. MMP does not produce or trade ammonia, and it does not take title to the ammonia it transports. A third-party pipeline company provides the operating services and a portion of the general and administrative (“G&A”) services for MMP’s ammonia pipeline system under an operating agreement it has with MMP.

Facilities. MMP’s ammonia pipeline is one of two ammonia pipelines operating in the United States and has a maximum annual delivery capacity of approximately 900,000 tons. MMP’s ammonia pipeline system originates at production facilities in Borger, Texas, Verdigris, Oklahoma and Enid, Oklahoma and terminates in Mankato, Minnesota. MMP transports ammonia to 13 delivery points along its ammonia pipeline system, including six terminals which it owns. The facilities at these points provide MMP’s customers with the ability to deliver ammonia to distributors who sell the ammonia to farmers and to store ammonia for future use. These facilities also provide MMP’s customers with the ability to remove ammonia from MMP’s pipeline for distribution to upgrade facilities that produce complex nitrogen compounds.

Customers and Contracts. MMP ships ammonia for three customers. Each of these customers has an ammonia production facility as well as related storage and distribution facilities connected to MMP’s ammonia pipeline. MMP’s previous transportation agreements with these customers expired on June 30, 2005. New agreements became effective July 1, 2005 and extend through June 2008. Each transportation contract contains a ship or pay mechanism whereby each of MMP’s customers has committed a tonnage that it expects to ship. The aggregate annual commitments from MMP’s customers for the period July 1, 2005 through June 30, 2006 are 525,000 tons. If a customer fails to ship its annual commitment, that customer must pay for the pipeline capacity it did not use.

Markets and Competition Demand for nitrogen fertilizer has typically followed a combination of weather patterns and growth in population, acres planted and fertilizer application rates. Because natural gas is the primary feedstock for the production of ammonia, the profitability of MMP’s customers is impacted by natural gas prices. To the extent MMP’s customers are unable to pass on higher costs to their customers, they may reduce shipments through the ammonia pipeline system.

MMP competes primarily with ammonia shipped by rail carriers. Because the transportation and storage of ammonia requires specialized handling, management believes that pipeline transportation is the safest and most cost-effective method for transporting bulk quantities of ammonia. MMP also competes to a limited extent in the areas served by the far northern segment of its ammonia pipeline system with an ammonia pipeline owned by Valero L.P., which originates on the Gulf Coast and transports domestically produced and imported ammonia.

Major Customers

The percentage of revenues derived by customers that accounted for 10% or more of our consolidated total revenues is provided in the table below. Customer A is a customer of both MMP’s petroleum products pipeline system and petroleum products terminals segments. MMP uses letters of credit to mitigate credit exposure to Customer A. Customer B is a customer of MMP’s petroleum products pipeline system segment that purchases petroleum products throughout the year from MMP pursuant to a supply agreement MMP assumed in connection with its pipeline system acquisition in October 2004. Accounts receivable from Customer B are generally due within ten days and cash deposited by Customer B with MMP significantly reduces MMP’s credit exposure.

	2003	2004	2005
Customer A	27%	19%	9%
Customer B	0%	13%	42%

Total	27%	32%	51%

Tariff Regulation

Interstate Regulation. MMP’s petroleum products pipeline system’s interstate common carrier pipeline operations are subject to rate regulation by the FERC under the Interstate Commerce Act, the Energy Policy Act of 1992 and rules and orders promulgated pursuant thereto. FERC regulation requires that interstate oil pipeline rates be filed with the FERC and posted publicly and that these rates be “just and reasonable” and nondiscriminatory. Rates of interstate oil pipeline companies, like some of those charged for MMP’s petroleum products pipeline system, are currently regulated by FERC primarily through an index methodology, which in its initial form allowed a pipeline to change its rates based on the annual change in the producer price index for finished goods (“PPI-FG”), less 1%. As required by its own regulations, in July 2000, the FERC issued a Notice of Inquiry seeking comment on whether to retain or to change the existing rate indexing methodology. In December 2000, the FERC issued an order concluding that the rate index reasonably estimated the actual cost changes in the pipeline industry and should be continued for another five-year period, subject to review in July 2005. In February 2003, on remand of its December 2000 order from the District of Columbia Circuit (“D.C. Circuit”), the FERC changed the rate indexing methodology to the PPI-FG, but without the subtraction of 1% as had been done previously. The FERC made the change prospective only, but did allow oil pipelines to recalculate their maximum ceiling rates as though the new rate indexing methodology had been in effect since July 1, 2001. The FERC is currently undertaking its five-year review of the indexing methodology, and in July 2005 issued a Notice of Inquiry proposing to continue using the PPI-FG, without adjustment, as the index for oil pipeline rate changes in the next five year period, commencing July 1, 2006. The FERC has not yet issued a decision related to this Notice of Inquiry.

Under the indexing regulations, a pipeline can request a rate increase that exceeds index levels for indexed rates using a cost-of-service approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rate resulting from application of the PPI-FG. Approximately 40% of MMP’s petroleum products pipeline system is subject to this indexing methodology. These rates are subject to a settlement which provides, in part, that, if MMP files a cost-of-service rate increase, MMP must either unbundle its transportation and terminalling charges or justify continuing to charge for those services together. In addition to rate indexing and cost-of-service filings, interstate oil pipeline companies may elect to support rate filings by obtaining authority to charge market-based rates or through an agreement between a shipper and the pipeline company that a rate is acceptable. Approximately 60% of MMP’s petroleum products pipeline system’s markets are deemed competitive by the FERC, and MMP is allowed to charge market-based rates in these markets.

In July 2004, the D.C. Circuit issued its opinion in BP West Coast Products, LLC v. FERC, which upheld, among other things, the FERC’s determination that certain rates of an interstate petroleum products pipeline, SFPP, L.P. (“SFPP”), were grandfathered rates under the Energy Policy Act of 1992 and that SFPP’s shippers had not demonstrated substantially changed circumstances that would justify modification of those rates. The court also vacated the portion of the FERC’s decision applying the Lakehead policy. In the Lakehead decision, the FERC allowed an oil pipeline publicly traded partnership to include in its cost-of-service an income tax allowance to the extent that its unitholders were corporations subject to income tax. In May and June 2005, the FERC issued a statement of general policy, as well as an order on remand of BP West Coast, respectively, in which the FERC stated it will permit pipelines to include in cost of service a tax allowance to reflect actual or potential tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although the new policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risk due to the case-by-case review requirement. In December 2005, the FERC issued its first case-specific oil pipeline review of the income tax allowance issues in the SFPP proceeding, reaffirming its new income tax allowance policy and directing SFPP to provide certain evidence necessary for the pipeline to determine its income tax allowance. Further, in the December 2005 order, the FERC concluded that for tax allowance purposes, the FERC would apply a rebuttable presumption that corporate partners of pass-through entities pay the maximum marginal tax rate of 35% and that non-corporate partners of pass-through entities pay a marginal rate of 28%. The FERC indicated that it would address the income tax allowance issues further in the context of SFPP’s compliance filing due February 28, 2006. The FERC’s BP West Coast remand decision, the new tax allowance policy and the December 2005 order have been appealed to the D.C. Circuit. As a result, the ultimate outcome of these proceedings is not certain and could result in changes to the FERC’s treatment of income tax allowances in cost of service.

The Surface Transportation Board (“STB”), a part of the United States Department of Transportation, has jurisdiction over interstate pipeline transportation and rate regulations of ammonia. Transportation rates must be reasonable and a pipeline carrier may not unreasonably discriminate among its shippers. If the STB finds that a carrier’s rates violate these statutory commands, it may prescribe a reasonable rate. In determining a reasonable rate, the STB will consider, among other factors, the effect of the rate on the volumes transported by that carrier, the carrier’s revenue needs and the availability of other economic transportation alternatives.

The STB does not need to provide rate relief unless shippers lack effective competitive alternatives. If the STB determines that effective competitive alternatives are not available and a pipeline holds market power, then MMP may be required to show that its rates are reasonable.

Intrastate Regulation. Some shipments on MMP’s petroleum products pipeline system move within a single state and thus are considered to be intrastate commerce. MMP’s petroleum products pipeline system is subject to certain regulation with respect to such intrastate transportation by state regulatory authorities in the states of Colorado, Illinois, Kansas, Minnesota, Oklahoma and Texas. However, in most instances, the state commissions have not initiated investigations of the rates or practices of petroleum products pipelines.

Because in some instances MMP transports ammonia between two terminals in the same state, its ammonia pipeline operations are subject to regulation by the state regulatory authorities in Iowa, Nebraska, Oklahoma and Texas. Although the Oklahoma Corporation Commission and the Texas Railroad Commission have the authority to regulate MMP’s rates, the state commissions have generally not investigated the rates or practices of ammonia pipelines in the absence of shipper complaints.

Maintenance and Safety Regulations

MMP believes its assets are operated and maintained in material compliance with applicable federal, state and local laws and regulations, and in accordance with other generally accepted industry standards and practices.

MMP’s assets are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard and comparable state statutes require MMP to organize and disclose information about the hazardous materials used in its operations. Certain parts of this information must be reported to employees, state and local governmental authorities and local citizens upon request. At qualifying facilities, MMP is subject to OSHA Process Safety Management regulations that are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals.

MMP’s pipeline systems are also subject to regulation by the United States Department of Transportation under the Hazardous Liquid Pipeline Safety Act (“HLPSA”) of 1979, as amended, and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of its pipeline facilities. HLPSA covers petroleum, petroleum products and anhydrous ammonia and requires any entity that owns or operates pipeline facilities to comply with such regulations, to permit access to and copying of records and to make certain reports and provide information as required by the Department of Transportation.

In December 2000, the Department of Transportation adopted new regulations requiring operators of hazardous liquid interstate pipelines to develop and follow an integrity management program that provides for assessment of the integrity of all pipeline segments that could affect designated “high consequence areas,” including high population areas, drinking water, commercially navigable waterways and ecologically sensitive resource areas. Segments of MMP’s pipeline systems have the potential to impact high consequence areas. Through December 31, 2005, MMP has spent approximately $43.6 million relative to system integrity assessments. These cost estimates could increase in the future if additional safety measures are required.

In 2003, the seller of the pipeline and terminal assets MMP acquired in October 2004 entered into a consent decree with the Environmental Protection Agency (“EPA”) arising out of a June 1999 incident unrelated to the assets MMP acquired. In order to resolve its civil liability for the incident, the seller agreed to pay civil penalties and to comply with certain terms set out in the consent decree. These terms include requirements for testing and maintenance of a number of the seller’s pipelines, including certain of the pipelines MMP acquired, the creation of a damage prevention program, submission to independent monitoring and various reporting requirements. The consent decree extends until 2008. Under MMP’s purchase agreement, MMP agreed, at its own expense, to complete any remaining remediation work required under the consent decree with respect to these pipelines and assumed a liability of approximately $8.6 million at the time of the acquisition for this remediation work. As of December 31, 2005, this liability was $5.6 million. The seller has retained responsibility to the EPA for compliance with the terms of the consent decree.

MMP’s marine terminals are subject to United States Coast Guard regulations and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of these assets.

Environmental

General. The operation of MMP’s pipeline systems, terminals and associated facilities is subject to strict and complex laws and regulations relating to the protection of the environment. This body of laws and regulations regulates many aspects of MMP’s business including the generation and disposal of waste, discharge of process and storm water, air emissions, remediation requirements as well as facility design requirements to protect against releases into the environment. As an owner or lessee and operator of these facilities, MMP complies with federal, state and local laws and regulations.

Estimates provided below for remediation costs assume that MMP will be able to use traditionally acceptable remedial and monitoring methods, as well as associated engineering or institutional controls to comply with applicable regulatory requirements. These estimates include the cost of performing environmental assessments, remediation and monitoring of the impacted environment such as soils, groundwater and surface water conditions. Remediation costs are estimates only, and MMP cannot predetermine whether the actual total remediation costs will exceed estimated amounts. Except as may be disclosed below, management is not aware of any potential claim by third parties that could be materially adverse to MMP’s results of operations, financial position or cash flows.

MMP may experience future releases of regulated materials into the environment or discover historical releases that were previously unidentified or not assessed. While an asset integrity and maintenance program designed to prevent and promptly detect and address releases is an integral part of MMP’s operations, damages and liabilities arising out of any future environmental release from its assets have the potential to have a material adverse effect on its, and conversely on our results of operations, financial position and cash flows.

Environmental Indemnification Settlement. Prior to May 27, 2004, The Williams Companies, Inc. (“Williams”) had agreed to indemnify MMP against certain environmental losses, among other things, associated with assets Williams contributed to MMP at the time of its initial public offering or which MMP subsequently acquired from Williams. In May 2004, MMP and its general partner entered into an agreement with Williams under which Williams agreed to pay MMP $117.5 million to release Williams from the environmental indemnifications. Under this agreement, MMP received $35.0 million and $27.5 million on July 1, 2004 and 2005, respectively, and expects to receive installment payments from Williams of $20.0 million and $35.0 million on July 1, 2006 and 2007, respectively.

While the settlement agreement releases Williams from its environmental and certain indemnifications, other indemnifications remain in effect. These remaining indemnifications cover:

•	Issues involving employee benefits matters;

•	Issues involving rights-of-way, easements and real property, including asset titles; and

•	Unlimited losses and damages related to tax liabilities.

As of December 31, 2004 and 2005, known liabilities that would have been covered by Williams’ previous indemnity agreements were $40.8 million and $43.1 million, respectively. Through December 31, 2005, MMP has spent $17.4 million of the $117.5 million indemnification settlement amount for indemnified matters, including $6.6 million of capital costs. The cash MMP has received from the indemnity settlement is not reserved and has been used by MMP for its various other cash needs, including expansion capital spending.

Environmental Liabilities. Recorded environmental liabilities were $59.9 million and $57.3 million at December 31, 2004 and 2005, respectively. These liabilities are provided on an undiscounted basis and have been classified as current or non-current based on estimates regarding the timing of actual payments, which are expected to occur over the next 10 years. Our environmental liabilities at December 31, 2005, included:

•

In July 2001, the EPA, pursuant to Section 308 of the Clean Water Act (the “Act”) served an information request to Williams based on a preliminary determination that Williams may have systematic problems with petroleum discharges from Magellan Pipeline operations. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases were violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention, Control and Countermeasure (“SPCC”) requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. MMP has submitted all information requested to date. MMP has met with the EPA and the DOJ and anticipates negotiating a final settlement with both agencies in 2006. Our environmental accruals include an amount that is less than $22.0 million associated with this matter. Due to the uncertainties described above, it is reasonably possible that the amounts MMP has recorded for this environmental liability could change in the near term. Management is unable to determine with any accuracy what those amounts could be and they could be material to our results of operations and cash flows;

•	During the second quarter of 2005, MMP experienced a line break and release of approximately 2,900 barrels of product on its petroleum products pipeline near its Kansas City, Kansas terminal. As of December 31, 2005, MMP has estimated the costs associated with this release of approximately $2.7 million. MMP has spent $1.7 million on remediation associated with this release and has $1.0 million of environmental liabilities recorded at December 31, 2005. In 2005, MMP received an information request from the EPA and from the Office of Pipeline Safety regarding this release. MMP has submitted all information requested on a timely basis. MMP has not been assessed a penalty by the EPA, or any other regulatory agency, relative to this release and management is unable to estimate with any certainty what penalties, if any, might be assessed. Therefore, MMP’s environmental accrual for this matter, as of December 31, 2005, includes no amounts for penalties. If penalties are assessed, they could be material to MMP’s and our results of operations and cash flows; and

•	Estimated environmental liabilities recorded as a part of MMP’s known incidents.

Other Environmental Matters. In January 2006, MMP experienced a line break and release of approximately 3,200 barrels of gasoline from its petroleum products pipeline near Independence, Kansas. MMP is in the process of remediating the impacts from the release. MMP is also evaluating the estimated repair and remediation costs associated with the release. MMP’s insurance coverage for this incident has a deductible of $1.5 million. Management is unable to estimate with any degree of certainty what penalties, if any, might be assessed by the EPA or other governmental agency relative to this release. Penalties are not covered by MMP’s insurance policy. MMP’s costs for repair, remediation and damages plus any penalties that may be assessed are not currently ascertainable and could have a material effect on our results of operations or cash flows.

In order to comply with EPA requirements related to ultra low sulfur diesel, some of which become effective in 2006, MMP will likely incur approximately $16.0 million to $18.0 million in capital costs. MMP will attempt either to recover certain of these costs through a surcharge added to its transportation rates or through a cost-of-service filing with respect to the rates for markets in which it has not been permitted to charge market-based rates. MMP may not be successful in its efforts to recover these costs. Further, should MMP attempt to recover these costs through a cost-of-service filing, customers or the FERC could challenge any aspect of MMP’s cost of service.

MMP has evaluated the SPCC regulations for potential deficiencies at its petroleum products terminals and is in the process of implementing corrective actions associated with identified potential deficiencies. MMP has estimated the capital liability associated with the corrective actions to be approximately $15.0 million with spending to occur through 2007.

In June 2003, we assumed a $21.9 million obligation from Williams to indemnify MMP for certain identified environmental liabilities. As of December 31, 2005, we had paid MMP $15.2 million associated with this indemnification, resulting in a remaining obligation under this agreement of $6.7 million.

Insurance Policies. MMP has insurance policies which provide coverage for environmental matters associated with liabilities arising from sudden and accidental releases of products applicable to all of its assets. MMP has pollution legal liability insurance to cover pre-existing unknown conditions on the majority of MMP’s petroleum products pipeline system. In conjunction with acquisitions, MMP generally purchases pollution legal liability insurance to cover pre-existing unknown conditions for the acquired assets.

Hazardous Substances and Wastes. In most instances, the environmental laws and regulations affecting MMP’s operations relate to the release of hazardous substances or solid wastes into water or soils, and include measures to control pollution of the environment. For instance, the Comprehensive Environmental Response, Compensation and Liability Act,

also known as the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment.

In 2003, MMP received notice from the EPA that it was a potentially responsible party for a federal superfund site. MMP also received notice in 2003 from the Texas Commission on Environmental Quality (“TCEQ”) regarding possible status as a potentially responsibly party for a site undergoing a state superfund evaluation. MMP has responded to both correspondences indicating that neither Williams nor MMP has any documentation or knowledge of being a potentially responsible party at either site. MMP has subsequently responded to a request from the EPA received in December 2004 seeking additional data regarding the federal superfund site, indicating that MMP had found no information regarding the site. The TCEQ has not responded to MMP regarding the other site.

MMP’s operations also generate wastes, including hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. MMP is not currently required to comply with a substantial portion of the RCRA requirements because its operations routinely generate only small quantities of hazardous wastes, and MMP does not hold itself out as a hazardous waste treatment, storage or disposal facility operator that is required to obtain a RCRA hazardous waste permit. While RCRA currently exempts a number of wastes, including many oil and gas exploration and production wastes, from being subject to hazardous waste requirements, the EPA can consider the adoption of stricter disposal standards for non-hazardous wastes. Moreover, it is possible that additional wastes, which could include non-hazardous wastes currently generated during operations, may be designated as hazardous wastes. Hazardous wastes are subject to more rigorous and costly storage and disposal requirements than non-hazardous wastes. Changes in the regulations could have a material adverse effect on MMP’s expenses.

MMP owns or leases properties where hydrocarbons are being or have been handled for many years. Although MMP has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on, under or from the properties owned or leased by MMP or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under MMP’s control. These properties and wastes disposed thereon may be subject to the Superfund law, RCRA and analogous state laws. Under these laws, MMP could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators, to remediate contaminated property, including groundwater contaminated by prior owners or operators, or to make capital improvements to prevent future contamination. Although potential costs associated with the removal or remediation of previously disposed wastes are unknown, MMP does not expect these potential costs to have a material adverse effect on its results of operations, financial position and cash flows.

Above Ground Storage Tanks. States in which MMP operates typically have laws and regulations governing above ground tanks containing liquid substances. Generally, these laws and regulations require that these tanks include secondary containment systems or that the operators take alternative precautions to ensure that no contamination results from any leaks or spills from the tanks. The Department of Transportation Office of Pipeline Safety has incorporated American Petroleum Institute Standard No. 653 to regulate above ground tanks subject to their jurisdiction. As part of MMP’s assessment of facility operations, it has identified some above ground tanks at its terminals that either are, or are suspected of being, coated with lead-based paints. The removal and disposal of any paints that are found to be lead-based, whenever such activities are conducted in the future as part of MMP’s day-to-day maintenance activities, will require increased handling. However, MMP does not expect the costs associated with this increased handling to be significant. Management believes that the future implementation of above ground storage tank laws or regulations will not have a material adverse effect on MMP’s results of operations, financial position and cash flows.

Water Discharges. MMP’s operations can result in the discharge of pollutants, including oil. The Oil Pollution Act was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 (the “Water Pollution Control Act”) and other statutes as they pertain to prevention and response to oil spills. The Oil Pollution Act subjects owners of facilities to strict, joint and potentially significant liability for removal costs and certain other consequences of an oil spill such as natural resource damages, where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. In the event of an oil spill from one of MMP’s facilities into navigable waters, substantial liabilities could be imposed. States in which MMP operates have also enacted similar laws. Regulations have been or are being developed under the Oil Pollution Act, as well as comparable state laws that may also impose additional regulatory burdens on MMP’s operations. Although the costs associated with complying with the amended regulations cannot be determined at this time, MMP does not expect these expenditures to have a material adverse effect on its results of operations, financial position and cash flows.

The Water Pollution Control Act imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters. This law and comparable state laws require that permits be obtained to discharge pollutants into state and federal waters and impose substantial potential liability for the costs of noncompliance and damages. Where required, MMP holds discharge permits that were issued under the Water Pollution Control Act or a state-delegated program. While MMP has exceeded permit discharges at some of its terminals, MMP does not expect its non-compliance with existing permits and foreseeable new permit requirements to have a material adverse effect on its results of operations, financial position and cash flows.

Air Emissions. MMP’s operations are subject to the federal Clean Air Act, as amended, and comparable state and local laws. Under such laws, permits are typically required to emit pollutants into the atmosphere. Pursuant to the Clean Air Act and a 2003 consent decree, the EPA is required by no later than October 2006 to propose a rule relating to certain gasoline distribution facilities that is generally known as the Generally Available Control Technology Rule for Area Sources. Although management cannot currently determine the applicability of this anticipated rule to MMP’s assets, the final rule, when enacted, will likely require MMP to incur some level of capital expenditures for its terminals in order to be compliant. The anticipated rule also is expected to affect industries other than gasoline distribution terminals. Under EPA and applicable state and local regulations, MMP’s facilities that emit volatile organic compounds or nitrogen oxides are subject to increasingly stringent regulations, including requirements that some sources install maximum achievable control technology or reasonably available control technology. In addition, the regulations include an operating permit for major sources of volatile organic compounds, which applies to some of MMP’s facilities. Management believes that MMP currently holds or has applied for all necessary air permits. Although management can give no assurances, we believe implementation of the 1990 Clean Air Act amendments and any changes to the state implementation plans pertaining to air quality in regional non-attainment areas will not have a material adverse effect on MMP’s results of operations, financial position and cash flows.

Title to Properties

Substantially all of MMP’s pipelines are constructed on rights-of-way granted by the apparent record owners of the property, and in some instances, these rights-of-way are revocable at the election of the grantor. Several rights-of-way for MMP’s pipelines and other real property assets are shared with other pipelines and by third parties. In many instances, lands over which rights-of-way have been obtained are subject to prior liens, which have not been subordinated to the rights-of-way grants. MMP has obtained permits from public authorities to cross over or under, or to lay facilities in or along, water courses, county roads, municipal streets and state highways, and in some instances, these permits are revocable at the election of the grantor. MMP has also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election. In some cases, property for pipeline purposes was purchased in fee. In some states and under some circumstances, MMP has the right of eminent domain to acquire rights-of-way and lands necessary for its pipelines. The previous owners of the applicable pipelines may not have commenced or concluded eminent domain proceedings for some rights-of-way.

Some of the leases, easements, rights-of-way, permits and licenses that have been transferred to MMP will require the consent of the grantor to transfer these rights, which in some instances is a governmental entity. MMP believes that it has obtained or will obtain sufficient third-party consents, permits and authorizations for the transfer of the assets necessary for it to operate its business in all material respects. MMP believes that a failure to obtain all consents, permits or authorizations will not have a material adverse effect on the operation of its business.

MMP believes that it has satisfactory title to all of its assets or is entitled to indemnification from affiliates of Williams for (1) title defects to its ammonia pipeline that arise before February 2016 and (2) title defects related to the portion of its petroleum products pipeline system acquired in April 2002 that arise before April 2012. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens, and easements, restrictions and other encumbrances to which the underlying properties were subject at the time of acquisition by it or its predecessor, MMP believes that none of these burdens should materially detract from the value of its properties or from its interest in them or should materially interfere with their use in the operation of its business.

Employees

MGG GP employs various personnel who are assigned to conduct MMP’s operational and MMP’s and our administrative functions. At December 31, 2005, MGG GP employed approximately 1,029 employees, of whom 545 conduct the operations of MMP’s petroleum products pipeline system, 227 conduct the operations of MMP’s petroleum products terminals and 257 provide G&A services.

(d) Financial Information About Geographical Areas

We have no revenue or segment profit or loss attributable to international activities.

(e) Available Information

We have filed an S-1 registration statement electronically with the Securities and Exchange Commission (“SEC”) and we will file this annual report on form 10-K electronically with the SEC. You may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings.

You can also obtain information about us at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York, 10005 or at the New York Stock Exchange’s (“NYSE”) internet site (www.nyse.com). The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standard as of the date of the certification, qualifying the certification to the extent necessary. Because we were not listed on the NYSE in 2005, the chief executive officer of our general partner was not required to submit an annual written certification.

Our Internet address is www.mgglp.com. We will make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. Risk Factors

Risks Inherent in Our Dependence on Distributions from MMP

Our only cash-generating asset is our ownership interest in MMP’s general partner, which owns the general partner interest and 100% of the incentive distribution rights in MMP, and our cash flow is therefore completely dependent upon the ability of MMP to make cash distributions to its partners.

The amount of cash that MMP can distribute to its partners each quarter, including us, principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	demand for the petroleum products that MMP transports, stores and distributes;

•	hazards or operational risks, some of which may not be covered by insurance;

•	fluctuations in prices of petroleum products and natural gas liquids;

•	FERC rate regulation or a successful challenge to the rates MMP charges on its petroleum products pipeline system;

•	the level of competition from other midstream companies; and

•	our continued success in our operation and management of MMP through our ownership of its general partner.

In addition, the actual amount of cash MMP has available for distribution depends on other factors, some of which are beyond its control, including:

•	the level of capital expenditures it makes;

•	the availability, if any, and cost of acquisitions;

•	debt service requirements;

•	fluctuations in working capital needs;

•	MMP’s ability to make working capital borrowings under its revolving credit agreement to make distributions;

•	prevailing economic conditions; and

•	the amount, if any, of cash reserves established by MMP’s general partner in its discretion for the proper conduct of MMP’s business.

Because of these factors, MMP may not have sufficient available cash each quarter to pay its quarterly distribution at current levels. The amount of cash that MMP has available for distribution depends primarily upon its cash flow, including cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which is affected by non-cash items. As a result, MMP may be able to make cash distributions during periods when MMP records losses and may not be able to make cash distributions during periods when MMP records net income.

We may not have sufficient cash to pay our estimated initial quarterly distribution or to increase distributions.

Because our primary source of operating cash flow consists of cash distributions from MMP, the amount of distributions we are able to make to our unitholders may fluctuate based on the level of distributions MMP makes to its partners, including us. We cannot guarantee that MMP will continue to make quarterly distributions at its current level or any other amount, or increase its quarterly distributions in the future. In addition, while we expect to increase or decrease distributions to our unitholders if MMP increases or decreases distributions to us, the timing and amount of such changes in distributions, if any, will not necessarily be comparable to the timing and amount of any changes in distributions made by MMP to us. Factors such as reserves established by the board of directors of our general partner for G&A expenses and operating expenses, reserves to satisfy our debt service requirements, if any, and reserves for future distributions by us may affect the distributions we make to our unitholders. Prior to making any distributions to our unitholders, we reimburse our general partner and its affiliates for all direct and indirect expenses incurred by them on our behalf. Our general partner determines the amount of these reimbursed expenses. The reimbursement of these expenses, in addition to the other factors listed above, could adversely affect the amount of distributions we make to our unitholders. We cannot guarantee that in the future we will be able to pay distributions or that any distributions MMP does pay to us will allow us to pay distributions. The actual amount of cash that is available to meet our financial obligations and pay cash distributions depends on numerous factors, many of which are beyond our control or the control of our general partner.

MMP’s practice of distributing all of its available cash may limit its ability to grow, which could impact distributions to us and the available cash that we have to meet our financial obligations and pay cash distributions.

Since our only cash-generating asset is our ownership interest in MMP’s general partner, which owns the general partner interest and incentive distribution rights in MMP, our growth is dependent upon MMP’s ability to increase its quarterly cash distributions. Consistent with the terms of its partnership agreement, MMP distributes to its partners most of the cash generated by its operations. As a result, it relies primarily upon external financing sources, including debt and equity issuances, to fund its significant acquisitions and expansion capital expenditures. Accordingly, to the extent MMP is unable to finance growth externally, its ability to grow will be impaired because it distributes substantially all of its available cash.

If MMP issues additional units and is unable to maintain its distribution level, the cash that we have to distribute to our unitholders could decrease. Also, if MMP incurs additional indebtedness to finance its growth, the increased interest expense associated with such indebtedness may reduce the amount of available cash that we can distribute.

MMP’s general partner, with our consent, may limit or modify the incentive distributions we are entitled to receive in order to facilitate MMP’s growth strategy. Our general partner’s board of directors can give this consent without a vote of our unitholders.

We own the incentive distribution rights in MMP that entitle us to receive increasing percentages, up to a maximum of 48%, of any cash distributed by MMP as certain target distribution levels are reached in excess of $0.288750 per MMP unit in any quarter. A substantial portion of the cash flow we receive from MMP is provided by these incentive distribution rights. MMP’s board of directors may reduce the incentive distribution rights payable to us with our consent, which we may provide without the approval of our unitholders.

Risks Inherent in MMP’s Business

Because we are substantially dependent on the distributions we receive from MMP, risks to MMP’s operations are also risks to us. We have set forth below risks to MMP’s business and operations, the occurrence of which could negatively impact its financial performance and decrease the amount of cash it is able to distribute to us.

MMP’s financial results depend on the demand for the petroleum products that it transports, stores and distributes.

Any sustained decrease in demand for petroleum products in the markets served by MMP’s assets could result in a significant reduction in the volume of products that MMP transports in its pipeline, stores at its marine terminals and distributes through its inland terminals, and thereby reduce its cash flow and its ability to pay cash distributions. Factors that could lead to a decrease in market demand include:

•	an increase in the market price of petroleum products, which may reduce demand for gasoline and other petroleum products. Market prices for petroleum products are subject to wide fluctuation in response to changes in global and regional supply over which MMP has no control;

•	a recession or other adverse economic condition that results in lower spending by consumers and businesses on transportation fuels such as gasoline, aviation fuel and diesel;

•	higher fuel taxes or other governmental or regulatory actions that increase the cost of gasoline;

•	an increase in fuel economy, whether as a result of a shift by consumers to more fuel-efficient vehicles, technological advances by manufacturers or federal or state regulations; and

•	the government-mandated increase in the use of alternative fuel sources, such as fuel cells and solar, electric and battery-powered engines.

MMP’s business involves many hazards and operational risks, some of which may not be covered by insurance.

MMP’s operations are subject to many hazards inherent in the transportation and distribution of petroleum products and ammonia, including weather-related or other natural causes, ruptures, leaks and fires. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of its related operations. MMP is not fully insured against all risks incident to its business. In addition, as a result of market conditions, premiums for its insurance policies could increase significantly. In some instances, insurance could become unavailable or available only for reduced amounts of coverage. For example, insurance carriers are now requiring broad exclusions for losses due to war risk and terrorist and sabotage acts. If a significant accident or event occurs that is not fully insured, it could adversely affect MMP’s financial position, results of operations or cash flows and its ability to pay cash distributions.

Fluctuations in market prices of refined petroleum products and natural gas liquids could materially affect MMP’s earnings.

A third-party supply agreement that MMP assumed in connection with its acquisition of certain pipeline and terminal assets in October 2004 requires it to purchase and maintain certain inventories of petroleum products. In addition, MMP maintains product inventory related to its petroleum products blending and fractionation operations. Significant fluctuations in market prices of petroleum products could result in losses from these operations, thereby reducing the amount of cash MMP generates and its ability to pay cash distributions.

Rate regulation or a successful challenge to the rates MMP charges on its petroleum products pipeline system may reduce the amount of cash it generates.

The FERC regulates the tariff rates for interstate movements on MMP’s petroleum products pipeline system. Shippers may protest MMP’s pipeline tariff filings, and the FERC may investigate new or changed tariff rates. Further, other than for rates set under market-based rate authority, the FERC may order refunds of amounts collected under rates that were in excess of a just and reasonable level when taking into consideration its pipeline system’s cost of service. In addition, shippers may challenge the lawfulness of tariff rates that have become final and effective. The FERC may also investigate such rates absent shipper complaint.

The FERC’s ratemaking methodologies may limit MMP’s ability to set rates based on its true costs or may delay the use of rates that reflect increased costs. The FERC’s primary ratemaking methodology is price indexing. MMP uses this methodology to establish its rates in approximately 40% of its interstate markets. The indexing method allows a pipeline to increase its rates by a percentage equal to the change in the PPI-FG to the new ceiling level. If the PPI-FG falls, MMP could be required to reduce its rates that are based on the FERC’s price indexing methodology if they exceed the new maximum allowable rate. The FERC’s indexing methodology is subject to a five-year review, and in July 2005, the FERC issued a Notice of Inquiry proposing to continue using the PPI-FG, without adjustment, as the index for oil pipeline rate changes in the next five year period, commencing July 1, 2006. The FERC has not yet issued a decision in this matter. If the FERC continues its policy of using the PPI-FG, changes in the PPI-FG might not fully reflect actual increases in the costs associated with the pipelines subject to indexing, which would impair MMP’s ability to recover costs associated with its cost-of-service based rates.

The potential for a challenge to MMP’s indexed rates creates the risk that the FERC might find some of MMP’s indexed rates to be in excess of a just and reasonable level—that is, a level justified by MMP’s cost of service. In such an event, the FERC would order MMP to reduce any such rates and could require the payment of reparations to complaining shippers for up to two years prior to the complaint.

In July 2004, the D.C. Circuit issued its opinion in BP West Coast Products, LLC v. FERC, which upheld, among other things, the FERC’s determination that certain rates of SFPP, an interstate petroleum products pipeline, were grandfathered rates under the Energy Policy Act of 1992 and that SFPP’s shippers had not demonstrated substantially changed circumstances that would justify modification of those rates. The court also vacated the portion of the FERC’s decision applying the Lakehead policy. In the Lakehead decision, the FERC allowed an oil pipeline publicly traded partnership to include in its cost-of-service an income tax allowance to the extent that its unitholders were corporations subject to income tax. In May and June 2005, the FERC issued a statement of general policy, as well as an order on remand of BP West Coast, respectively, in which the FERC stated it will permit pipelines to include in cost of service a tax allowance to reflect actual or potential tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although the new policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risk due to the case-by-case review requirement. In December 2005, the FERC issued its first case-specific oil pipeline review of the income tax allowance issues in the SFPP proceeding, reaffirming its new income tax allowance policy and directing SFPP to provide certain evidence necessary for the pipeline to determine its income tax allowance. Further, in the December 2005 order, the FERC concluded that for tax allowance purposes, the FERC would apply a rebuttable presumption that corporate partners of pass-through entities pay the maximum marginal tax rate of 35% and that non-corporate partners of pass-through entities pay a marginal rate of 28%. The FERC indicated that it would address the income tax allowance issues further in the context of SFPP’s compliance filing due February 28, 2006. The FERC’s BP West Coast remand decision, the new tax allowance policy and the December 2005 order have been appealed to the D.C. Circuit. As a result, the ultimate outcome of these proceedings is not certain and could result in changes to the FERC’s treatment of income tax allowances in cost of service.

MMP establishes rates in approximately 60% of its interstate markets using the FERC’s market-based ratemaking regulations. These regulations allow MMP to establish rates based on conditions in individual markets without regard to the index or its cost of service. If successfully challenged, the FERC could take away MMP’s ability to establish market-based rates. MMP would then be required to establish rates that would be justified on some other basis such as its cost of service.

Any reduction in the indexed rates, removal of its ability to establish market-based rates, change in the treatment of income tax allowances or payment of reparations could have a material adverse effect on MMP’s results of operations and reduce the amount of cash it generates.

Competition could lead to lower levels of profits and reduce the amount of cash MMP generates.

MMP faces competition from other pipelines and terminals in the same markets as its assets, as well as from other means of transporting, storing and distributing petroleum products, including from other pipeline systems, terminal operators and integrated refining and marketing companies that own their own terminal facilities. MMP’s customers demand delivery of products on tight time schedules and in a number of geographic markets. If MMP’s quality of service declines or MMP cannot meet the demands of its customers, they may utilize the services of its competitors.

When prices for the future delivery of petroleum products that MMP stores in its marine terminals fall below current prices, customers may be less likely to store these products, thereby reducing MMP’s storage revenues.

This market condition is commonly referred to as “backwardation.” When the petroleum products market is in backwardation, the demand for storage capacity at MMP’s marine facilities may decrease. If the market becomes significantly backwardated for an extended period of time, the cash flow generated by MMP’s marine terminal facilities may be reduced, impacting its ability to pay cash distributions.

MMP’s business is subject to federal, state and local laws and regulations that govern the environmental and operational safety aspects of its operations.

Each of MMP’s operating segments is subject to the risk of incurring substantial costs and liabilities under environmental and safety laws and regulations. These costs and liabilities arise under increasingly stringent environmental and safety laws, including regulations and governmental enforcement policies, and as a result of claims for damages to property or persons arising from MMP’s operations. Failure to comply with these laws and regulations may result in assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens and, to a lesser extent, issuance of injunctions to limit or cease operations. If MMP was unable to recover these costs through increased revenues, its ability to meet its financial obligations and pay cash distributions could be adversely affected.

The terminal and pipeline facilities that comprise MMP’s petroleum products pipeline system have been used for many years to transport, distribute or store petroleum products. Over time its operations, or operations by its predecessors or third parties not under MMP’s control, have resulted in the disposal or release of hydrocarbons or wastes at or from these terminal properties and along such pipeline rights-of-way. In addition, some of MMP’s terminals and pipelines are located on or near current or former refining and terminal sites, and there is a risk that contamination is present on those sites. MMP may be subject to strict, joint and several liability under a number of these environmental laws and regulations for such disposal and releases of hydrocarbons or solid wastes or the existence of contamination, even in circumstances where such activities or conditions were caused by third parties not under its control or were otherwise lawful at the time they occurred. For example, on January 13, 2006, MMP experienced a line break and release of approximately 3,200 barrels of gasoline from its petroleum products pipeline near Independence, Kansas. MMP is in the process of remediating the impacts from the release. MMP is also evaluating the estimated repair and remediation costs associated with the release. MMP has insurance coverage for this incident with a deductible of $1.5 million. MMP is unable to estimate with any degree of certainty what penalties, if any, might be assessed by the EPA or other governmental agency. Penalties are not covered by MMP’s insurance policy. MMP’s cost for repair, remediation and damages plus any penalties that may be assessed are not currently ascertainable, and we cannot assure you that such costs and damages will not have a material effect on MMP’s results of operations or cash flows.

In addition, MMP owns or leases a number of properties that have been used for many years to distribute or store petroleum products by third parties not under its control. In some cases, predecessor owners, tenants or other users of these properties have disposed of or released hydrocarbons or wastes on or under these properties. Further, the transportation of ammonia by MMP’s pipeline is hazardous and may result in environmental damage, including accidental releases that may cause death or injuries to humans and farm animals and damage to crops.

MMP depends on refineries and petroleum products pipelines owned and operated by others to supply its pipeline and terminals.

MMP depends on connections with refineries and petroleum products pipelines owned and operated by third parties as a significant source of supply for its facilities. Outages at these refineries or reduced or interrupted throughput on these pipelines because of weather-related or other natural causes, testing, line repair, damage, reduced operating pressures or other causes could result in MMP being unable to deliver products to its customers from its terminals, receive products for storage or reduce shipments on its pipelines and could adversely affect its cash flow and ability to pay cash distributions.

The closure of mid-continent refineries that supply MMP’s petroleum products pipeline system could result in disruptions or reductions in the volumes it transports and the amount of cash it generates.

The EPA has adopted requirements that require refineries to install equipment to lower the sulfur content of gasoline and some diesel fuel they produce. The requirements relating to gasoline took effect in 2004, and the requirements relating to diesel fuel will take effect in 2006 and be implemented through 2010. If refinery owners that use MMP’s petroleum pipeline system determine that compliance with these new requirements is too costly, they may close some of these refineries, which could reduce the volumes transported on MMP’s petroleum products pipelines and the amount of cash it generates.

Mergers among MMP’s customers and competitors could result in lower volumes being shipped on MMP’s pipelines or products stored in or distributed through its terminals, thereby reducing the amount of cash MMP generates.

Mergers between MMP’s existing customers and MMP’s competitors could provide strong economic incentives for the combined entities to utilize their existing systems instead of MMP’s in those markets where the systems compete. As a result, MMP could lose some or all of the volumes and associated revenues from these customers and could experience difficulty in replacing those lost volumes and revenues. Because most of MMP’s operating costs are fixed, a reduction in volumes would result not only in less revenues, but also a decline in cash flow of a similar magnitude, which would reduce its ability to pay cash distributions.

The pipeline and terminal assets MMP acquired in October 2004 are subject to a consent decree with the EPA, and MMP could incur substantial costs and liabilities to comply with this decree that are not covered by the seller’s indemnification.

In 2003, the seller of the pipeline and terminal assets that MMP acquired in October 2004 entered into a consent decree with the EPA arising out of a June 1999 incident unrelated to the assets MMP acquired. In order to resolve its civil liability for the incident, the seller agreed to pay civil penalties and to comply with certain terms set out in the consent decree. These terms include requirements for testing and maintenance of a number of the seller’s pipelines, including certain of the pipelines MMP acquired, the creation of a damage prevention program, submission to independent monitoring and various reporting requirements. The consent decree imposes penalties for non-compliance for a period of at least five years from the date of the consent decree. Under its purchase agreement, MMP agreed, at its own expense, to complete any remaining remediation work required under the consent decree with respect to these pipelines and assumed a liability of approximately $8.6 million at the time of the acquisition for this remediation work. The seller has agreed to retain responsibility under the consent decree for any ongoing independent monitoring obligations with respect to one of these pipelines.

Potential future acquisitions and expansions, if any, may affect MMP’s business by substantially increasing the level of its indebtedness and liabilities and increasing its risk of being unable to effectively integrate these new operations.

From time to time, MMP evaluates and acquires assets and businesses that it believes complement its existing assets and businesses. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. If MMP consummates any future acquisitions, its capitalization and results of operations may change significantly.

Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas and the diversion of management’s attention from other business concerns. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and MMP may experience unanticipated delays in realizing the benefits of an acquisition. Following an acquisition, MMP may discover previously unknown liabilities associated with the acquired business for which it has no recourse under applicable indemnification provisions.

MMP’s business is subject to federal, state and local laws and regulations that govern the product quality specifications of the petroleum products that it stores and transports.

Petroleum products that MMP stores and transports are sold by its customers for consumption into the public market. Various federal, state and local agencies have the authority to prescribe specific product quality specifications to commodities sold into the public market. Changes in product quality specifications could reduce MMP’s throughput volume, require it to incur additional handling costs or require capital expenditures. For instance, different product specifications for different markets impact the fungibility of the products in its system and could require the construction of additional storage. If MMP is unable to recover these costs through increased revenues, its cash flows and ability to pay cash distributions could be adversely affected.

MMP’s business is subject to federal EPA requirements that will lower the level of sulfur in diesel fuels beginning in June 2006.

Beginning in June 2006, the allowable level of sulfur in on-road and off-road diesel fuel will begin to be lowered to levels substantially below current specifications. This transition will require MMP to invest substantial amounts of capital and incur new operating costs that it may not be able to recover through increased revenues. This transition may require MMP to transfer low sulfur products to higher sulfur products within its system as a result of product contaminations, which could also lead to higher costs. To date, limited testing opportunities have been available for MMP to ensure that its transition plan will be successful due to the lack of product meeting the new low sulfur specifications.

Terrorist attacks aimed at MMP’s facilities could adversely affect its business.

Since the September 11, 2001 terrorist attacks, the United States government has issued warnings that energy assets, in general, and the nation’s pipeline and terminal infrastructure, in particular, may be future targets of terrorist organizations. The threat of terrorist attacks has subjected MMP’s operations to increased risks. Any future terrorist attack on MMP’s facilities, those of its customers and, in some cases, those of other pipelines, could have a material adverse effect on its business.

MMP’s ammonia pipeline system is dependent on three customers.

Three customers ship all of the ammonia on MMP’s ammonia pipeline and utilize its six related terminals. MMP has contracts with these three shippers that expire on June 30, 2008 and obligate them to ship-or-pay for specified minimum quantities of ammonia. The loss of any one of these three customers or their failure or inability to pay MMP could adversely affect its cash flows.

High natural gas prices can increase ammonia production costs and reduce the amount of ammonia transported through MMP’s ammonia pipeline system.

The profitability of MMP’s ammonia customers partially depends on the price of natural gas, which is the principal raw material used in the production of ammonia. An extended period of high natural gas prices may cause MMP’s customers to produce and ship lower volumes of ammonia, which could adversely affect MMP’s cash flows.

Rising short-term interest rates could increase MMP’s financing costs and reduce the amount of cash it generates.

As of December 31, 2005, MMP had fixed-rate debt of $786.9 million outstanding excluding unaccreted discounts and fair value adjustments for interest rate hedges. MMP has effectively converted $350.0 million of this debt to floating-rate debt using interest rate swap agreements. In addition, MMP had $13.0 million of floating rate borrowings outstanding on its revolving credit facility as of December 31, 2005. As a result of these swap agreements and revolver borrowings, MMP has exposure to changes in short-term interest rates. Based on the amounts outstanding on December 31, 2005, if LIBOR were to change by 0.25%, MMP’s annual interest expense would change by $0.9 million. Rising short-term rates could reduce the amount of cash MMP generates and adversely affect its ability to pay cash distributions.

The terms of MMP’s indemnification settlement agreement require Williams to make payments to MMP over the next two years, exposing it to credit risk.

In May 2004, we, MMP and its general partner entered into an agreement with Williams under which Williams agreed to pay MMP $117.5 million to release Williams from its environmental and certain other indemnification obligations to MMP, consisting primarily of costs related to environmental remediation matters associated with assets that were contributed to MMP by Williams. MMP has received $62.5 million from Williams as of December 31, 2005, and MMP expects to receive the remaining balance in annual installments of $20.0 million and $35.0 million in July of 2006 and 2007, respectively. As of December 31, 2005, known liabilities that would have been covered by these indemnifications were $43.1 million. Williams’ credit ratings are below investment grade. Failure of Williams to perform on its payment obligations under the settlement agreement could adversely affect MMP’s ability to meet these obligations and pay cash distributions.

Restrictions contained in MMP’s debt instruments and the debt instruments of Magellan Pipeline may limit MMP’s financial flexibility.

MMP and its subsidiary, Magellan Pipeline, are subject to restrictions with respect to their debt that may limit their flexibility in structuring or refinancing existing or future debt and prevent them from engaging in certain beneficial transactions. These restrictions include, among other provisions, the maintenance of certain financial ratios, as well as limitations on their ability to incur additional indebtedness, to grant liens, to sell assets or to repay existing debt without penalties. These restrictions could result in higher costs of borrowing and impair MMP’s ability to generate additional cash. In addition, a change in control of our general partner or MMP’s general partner could, under certain circumstances, result in MMP’s debt or the debt of Magellan Pipeline becoming due and payable.

Risks Inherent in an Investment in Us

A reduction in MMP’s distributions will disproportionately affect the amount of cash distributions to which we are currently entitled.

Our ownership of the incentive distribution rights in MMP entitles us to receive specified percentages of total cash distributions made by MMP. Most of the cash we receive from MMP is attributable to our ownership of the incentive distribution rights. Accordingly, any reduction in quarterly cash distributions from MMP would have the effect of disproportionately reducing the amount of the distributions that we receive from MMP.

Cost reimbursements due our general partner may be substantial and will reduce our cash available for distribution to holders of our common units.

Prior to making any distribution on our common units, we will reimburse our general partner for expenses it incurs on our behalf. The reimbursement of expenses could adversely affect our ability to pay cash distributions to holders of our common units. Our general partner will determine the amount of its expenses that we must reimburse. In addition, our general partner and its affiliates may perform other services for us for which we will be charged fees as determined by our general partner.

The control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of MGG Midstream Holdings, L.P., or any subsequent owner of our general partner, to transfer its ownership interest in our general partner to a third party.

If MMP’s general partner is not fully reimbursed or indemnified for obligations and liabilities it incurs in managing the business and affairs of MMP, it may not be able to satisfy its obligations and its cash flows will be reduced.

The general partner of MMP and its affiliates may make expenditures on behalf of MMP for which they will seek reimbursement from MMP. In addition, under Delaware partnership law, Magellan GP, LLC, in its capacity as the general partner of MMP, has unlimited liability for the obligations of MMP, such as its debts and environmental liabilities, except for those contractual obligations of MMP that are expressly made without recourse to the general partner. To the extent Magellan GP, LLC incurs obligations on behalf of MMP, it is entitled to be reimbursed or indemnified by MMP. If MMP does not reimburse or indemnify its general partner, Magellan GP, LLC may be unable to satisfy these liabilities or obligations, which would reduce its cash flows.

A change in control of us, our general partner or MMP’s general partner could increase MMP’s G&A expenses, which in turn could reduce MMP’s distribution to us.

We have entered into the Reimbursement Agreement with MGG Midstream Holdings, L.P. pursuant to which it has agreed to reimburse us for any amounts we pay to MMP pursuant to:

•	our indemnity obligations to MMP related to certain environmental indemnities we made at the time we acquired our ownership interests in MMP and MMP’s general partner;

•	our obligation to reimburse MMP for certain G&A costs under the omnibus agreement; and

•	any expenses incurred but not paid that relate to the period prior to the closing of our initial public offering on February 15, 2006.

MGG Midstream Holdings, L.P. has escrowed funds which we believe will be sufficient to satisfy its reimbursement obligations to us pursuant to the Reimbursement Agreement. The funds in escrow related to the omnibus agreement will be disbursed to the current owners of our general partner upon a change in control of us, our general partner or MMP’s general partner. If such a change in control occurs, MMP’s G&A expenses will no longer be subject to a cap. The funds in escrow related to the PSA Indemnity will be disbursed to us upon a change in control of us or our general partner. In the event of a change in control, the amount of cash available for distribution from MMP could be reduced because MMP could incur additional G&A expenses.

If in the future we cease to manage and control MMP through our ownership of MMP’s general partner interest, we may be deemed to be an investment company under the Investment Company Act of 1940.

If we cease to manage and control MMP and are deemed to be an investment company under the Investment Company Act of 1940, we would either have to register as an investment company under the Investment Company Act of 1940, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates, and adversely affect the price of our common units.

Although we control and manage MMP through our ownership of its general partner, MMP’s general partner owes fiduciary duties to MMP and MMP’s unitholders, which may conflict with our interests.

Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, including MMP’s general partner, on the one hand, and MMP and its limited partners, on the other hand. The directors and officers of MMP’s general partner have fiduciary duties to manage MMP in a manner beneficial to us, its owner. At the same time, MMP’s general partner has a fiduciary duty to manage MMP in a manner beneficial to MMP and its limited partners. The board of directors of MMP’s general partner will resolve any such conflict and has broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders.

For example, conflicts of interest may arise in the following situations:

•	the allocation of shared overhead expenses to MMP and us;

•	the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and MMP, on the other hand;

•	the determination of the amount of cash to be distributed to MMP’s partners and the amount of cash to be reserved for the future conduct of MMP’s business;

•	the decision whether MMP should make acquisitions and on what terms;

•	the determination of whether MMP should use cash on hand, borrow or issue equity to raise cash to finance acquisitions or expansion capital projects, repay indebtedness, meet working capital needs, pay distributions or otherwise; and

•	any decision we make in the future to engage in business activities independent of MMP.

The fiduciary duties of our general partner’s officers and directors may conflict with those of Magellan GP, LLC, MMP’s general partner.

Conflicts of interest may arise because of the relationships between MMP’s general partner, MMP and us. Our general partner’s directors and officers have fiduciary duties to manage our business in a manner beneficial to us, our unitholders and the owners of our general partner. Simultaneously, a majority of our general partner’s directors and all of its officers are also directors and officers of MMP’s general partner, and have fiduciary duties to manage the business of MMP in a manner beneficial to MMP and MMP’s unitholders. The resolution of these conflicts may not always be in our best interest or that of our unitholders.

Potential conflicts of interest may arise among our general partner, its affiliates and us. Our general partner and its affiliates have limited fiduciary duties to us and our unitholders, which may permit them to favor their own interests to the detriment of us and our unitholders.

As of the closing of our initial public offering on February 15, 2006, MGG Midstream Holdings, L.P., in which all three of our executive officers own an interest, will own approximately 65% of our common units and will own 100% of our general partner. Conflicts of interest may arise among our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following:

•	our general partner is allowed to take into account the interests of parties other than us, including MGG Midstream Holdings, L.P. and their respective affiliates, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;

•	our general partner determines whether or not we incur debt and that decision may affect our or MMP’s credit ratings;

•	our general partner has limited its liability and reduced its fiduciary duties under the partnership agreement, while also restricting the remedies available to our unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty;

•	our general partner determines the amount and timing of our investment transactions, borrowings, issuances of additional partnership securities and reserves, each of which can affect the amount of cash that is available to to pay distributions to our unitholders;

•	our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

•	our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered, or from entering into additional contractual arrangements with any of these entities on our behalf, so long as the terms of any such additional contractual arrangements are fair and reasonable to us;

•	our general partner controls the enforcement of obligations owed to us by it and its affiliates;

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us;

•	our general partner determines the allocation of shared overhead expenses to MMP and us; and

•	our general partner interprets and enforces contractual obligations between us and our affiliates, on the one hand, and MMP, on the other hand.

Our general partner’s affiliates may compete with us.

Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership of interests in us. Affiliates of our general partner are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. For example, we and our general partner are partially owned by an affiliate of the Carlyle/Riverstone Global Energy and Power Fund II, L.P.(“CRF”), which also owns, through affiliates, an interest in the general partner of Buckeye Partners, L.P. (“Buckeye Partners”) and an interest in the general partner of SemGroup, L.P. (“SemGroup”), both of which are engaged in the transportation, storage and distribution of refined petroleum products and may acquire other entities that compete with MMP. Although MMP does not have extensive operations in the geographic areas primarily served by Buckeye Partners, MMP will compete directly with Buckeye Partners, SemGroup and perhaps other entities in which CRF has an interest for acquisition opportunities throughout the United States and potentially will compete with Buckeye Partners, SemGroup and these other entities for new business or extensions of existing services provided by MMP’s operating partnerships, creating actual and potential conflicts of interest between MMP and our affiliates. In addition, SemGroup is a customer of MMP.

The term loan of MGG Midstream Holdings, L.P. restricts our ability to incur debt. In addition, our ability to obtain debt financing could be affected by MMP’s and MGG Midstream Holdings, L.P.’s credit ratings.

We have entered into a $5.0 million revolving credit facility with MGG Midstream Holdings, L.P. to provide for working capital needs.

MGG Midstream Holdings, L.P.’s term loan contains covenants that restrict our ability to incur indebtedness and to incur liens to support indebtedness. In order for MGG Midstream Holdings, L.P. to remain in compliance with the terms of its term loan, we must not incur any indebtedness other than borrowings under our $5.0 million revolving credit facility. As a result, if MGG Midstream Holdings, L.P. were unable to fund borrowings under this facility, we could be prevented from borrowing for working capital needs, in which case, we would have to finance our working capital needs from distributions we receive on the general partner interest and the incentive distribution rights in MMP that we hold, which would reduce the amount of cash available to meet our financial obligations or pay cash distributions. For more information regarding our revolving credit facility, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

If we decide to obtain our own credit rating, any future downgrading of MMP’s or MGG Midstream Holdings, L.P.’s credit rating would likely also result in a downgrading of our credit rating. Regardless of whether we have our own credit rating, a downgrading of MMP’s or MGG Midstream Holdings, L.P.’s credit rating could limit our ability to obtain financing in the future upon favorable terms, if at all.

All of our executive officers face conflicts in the allocation of their time to our business.

Our general partner shares officers and administrative personnel with MMP’s general partner to operate both our business and MMP’s business. Our general partner’s officers, who are also the officers of MMP’s general partner, will allocate the time they and our general partner’s other employees spend on our behalf and on behalf of MMP. These officers face conflicts regarding the allocation of their and our other employees’ time, which may adversely affect our or MMP’s results of operations, cash flows and financial condition. These allocations may not necessarily be the result of arms-length negotiations between MMP’s general partner and our general partner.

If we or MMP were treated as a corporation for federal income tax or state tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.

The value of our investment in MMP depends largely on MMP being treated as a partnership for federal income tax purposes, which requires that 90% or more of MMP’s gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code. MMP may not meet this requirement or current law may change so as to cause, in either event, MMP to be treated as a corporation for federal income tax purposes or otherwise subject to federal income tax. Moreover, the anticipated after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service (“IRS”), on this or any other matter affecting us.

If MMP were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to us would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to us. As a result, there would be a material reduction in our cash available to meet our financial obligations or pay cash distributions.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available to meet our financial obligations or pay cash distributions would be substantially reduced.

Current law may change, causing us or MMP to be treated as a corporation for federal income tax purposes or otherwise subjecting us or MMP to entity level taxation. For example, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us or MMP as an entity, our cash available to meet our financial obligations or pay cash distributions would be reduced.

The sale or exchange of 50% or more of our capital and profit interests will result in the termination of our partnership for federal income tax purposes.

We will be considered to have been terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

See Item 1(c) for a description of the locations and general character of our and MMP’s material properties.

ITEM 3. Legal Proceedings

Magellan Midstream Holdings, L.P.

None.

Magellan Midstream Partners, L.P.

During 2001, the EPA, pursuant to Section 308 of the Clean Water Act (the “Act”), sent Williams an information request based on a preliminary determination that Williams may have systematic problems with petroleum discharges from pipeline operations. That inquiry primarily focused on Magellan Pipeline, which MMP acquired in April 2002. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the SPCC requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. MMP has submitted all information requested to date. MMP has met with the EPA and DOJ and anticipates negotiating a final settlement with both agencies in 2006. MMP has accrued an amount that is less than $22.0 million associated with this matter. Due to the uncertainties described above, it is reasonably possible that the amounts MMP has recorded for this environmental liability could change in the near term. Management is unable to determine with any accuracy what those amounts could be and they could be material to our results of operations and cash flows.

During the second quarter of 2005, MMP experienced a product release involving approximately 2,900 barrels of gasoline from its petroleum products pipeline near its Kansas City, Kansas terminal. In regards to this release, MMP responded in a timely manner to an EPA request for information pursuant to Section 308 of the Act. Management can provide no assurances that MMP will not be assessed civil or other statutory penalties of $100,000 or more by the EPA or other regulatory agencies associated with this release.

MMP is also a party to various legal actions that have arisen in the ordinary course of its business. Management does not believe that the resolution of these matters will have a material adverse effect on our or MMP’s financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common units are listed on the New York Stock Exchange under the symbol “MGG.” At the close of business on March 10, 2006, we had 5 holders of record of our common units. Currently, we are unable to determine the number of beneficial holders of record of our common units. The high and low closing sales price ranges from February 10, 2006 (our first day to trade as a public company) through March 10, 2006, are below set forth. No cash distributions have been declared.

	2006
Period	High	Low
February 10, 2006 through March 10, 2006	$24.00	$21.50

Our only cash generating asset is our ownership interest in MMP’s general partner, which owns the general partner interest and incentive distribution rights in MMP. Therefore, our cash flow and resulting ability to make distributions will be completely dependent upon the ability of MMP to make distributions in respect of that interest and those rights. We expect our initial quarterly cash distribution to be $0.195 per common unit, or $0.78 per common unit on an annualized basis, prorated for the portion of the quarter ending March 31, 2006 that we are public, to the extent we have sufficient cash after certain reserves for fees and expenses and other uses of cash. Our partnership agreement requires that, within 50 days after the end of each quarter beginning with the quarter ending March 31, 2006, we distribute all of our available cash, less cash reserves established by our general partner, to the holders of record of our common units on the applicable record date. We refer to this cash as available cash as defined in our partnership agreement. The amount of available cash may be greater than or less than our expected initial quarterly distribution.

There is no guarantee that we will pay a quarterly distribution of $0.195 per common unit in any quarter, and we will be prohibited from making any distributions to unitholders if it would cause an event of default under our credit facility. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Use of Proceeds

On February 9, 2006 our Registration Statement on Form S-1 (Registration No. 333-129623) with the Securities and Exchange Commission became effective. The managing underwriters for this transaction were Citigroup Global Markets Inc., Goldman, Sachs & Company, Wachovia Securities and Lehman Brothers Inc. Under the registration statement, we issued and sold 22,000,000 common units to the public at a price of $24.50 per unit, or $539.0 million. Net proceeds from the sale of common units, after underwriter commissions of $28.3 million were $510.7 million. We used $2.8 million of the net proceeds to pay legal, accounting and other professional services costs associated with the initial public offering and we incurred structuring fee charges of $1.3 million. The remainder of the proceeds, $506.6 million, was distributed to our owner, MGG Midstream Holdings, L.P.

ITEM 6.

SELECTED FINANCIAL AND OPERATING DATA

We have derived the summary selected historical financial data from our current and historical audited consolidated financial statements and related notes. Our consolidated financial statements consolidate MMP and its general partner, Magellan GP, LLC, which is our wholly-owned subsidiary. Due to MMP’s April 2002 acquisition of Magellan Pipeline Company, L.P. (“Magellan Pipeline”) our consolidated financial statements and notes have been adjusted to reflect the results of operations, financial position and cash flows of Magellan Pipeline on a combined basis throughout the periods presented. This financial information is an integral part of, and should be read in conjunction with, the consolidated financial statements and notes thereto. All other amounts have been prepared from our financial records. Information concerning significant trends in the financial condition and results of operations is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have no separate operating activities apart from those conducted by MMP, and our cash flows primarily consist of distributions from MMP on the partnership interest we own. Accordingly, the selected historical consolidated financial data set forth in the following table primarily reflects the operating activities and results of operations of MMP. Since we own and control MMP’s general partner, we reflect our ownership interest in MMP on a consolidated basis, which means that our financial results are combined with those of MMP and its general partner.

Our operating results incorporate a number of significant estimates and uncertainties. Such matters could cause the data included herein not to be indicative of our future financial conditions or results of operations. A discussion of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this report. In addition, a discussion of our environmental liabilities and indemnifications can be found in Item 1. Business—Environmental, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18—Commitments and Contingencies in the accompanying consolidated financial statements.

We define EBITDA, a non-generally accepted accounting principles measure presented in the following schedules as net income plus provision for income taxes, debt prepayment premiums, write-off of unamortized debt placement fees, debt placement fee amortization, interest expense (net of interest income), minority interest expense and depreciation and amortization and excluding non-cash gains on derivative instruments. EBITDA should not be considered an alternative to net income, operating profit, cash flow from operations or any other measure of financial performance presented in accordance with generally accepted accounting principles (“GAAP”). Because EBITDA excludes some items that affect net income and these items may vary among other companies, the EBITDA data presented may not be comparable to similarly titled measures of other companies. Our management uses EBITDA as a performance measure to assess the viability of projects and to determine overall rates of return on alternative investment opportunities. A reconciliation of EBITDA to net income, the nearest comparable GAAP measure, is included in the following schedules.

In addition to EBITDA, the non-GAAP measure of operating margin (in the aggregate and by segment) is presented in the following table. We compute the components of operating margin by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the following tables. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of operating margin to operating profit. We believe that investors benefit from having access to the same financial measures being utilized by management. Operating margin is an important measure of the economic performance of our core operations. This measure forms the basis of our internal financial reporting and is used by our management in deciding how to allocate capital resources between segments. Operating profit, alternatively, includes expense items such as depreciation and amortization and G&A cost, that management does not consider when evaluating the core profitability of an operation.

	Predecessor			Magellan Midstream Holdings, L.P. (Successor)
			January 1, 2003 Through	June 18, 2003 Through
	Year Ended December 31,				Year Ended December 31,
	2001	2002	June 17, 2003	December 31, 2003	2004	2005
Income Statement Data:
Transportation and terminals revenues	$340,894	$363,740	$168,759	$200,898	$419,102	$500,196
Product sales revenues	106,687	70,527	42,482	69,830	275,784	636,209
Affiliate construction and management fee revenues	1,018	210	—	—	488	667

Total revenues	448,599	434,477	211,241	270,728	695,374	1,137,072
Operating expenses including environmental expenses net of indemnifications	160,880	155,146	66,885	94,022	180,422	229,720
Product purchases	95,268	63,982	38,129	61,837	254,944	581,503
Equity earnings	—	—	—	—	(1,602)	(3,104)

Operating margin	192,451	215,349	106,227	114,869	261,610	328,953
Depreciation and amortization expense	35,767	35,096	16,936	26,821	57,196	71,655
G&A expense	47,365	43,182	23,126	30,747	54,240	61,506

Operating profit	109,319	137,071	66,165	57,301	150,174	195,792
Interest expense, net	12,113	21,758	15,749	24,438	36,734	52,273
Debt prepayment premium	—	—	—	—	12,666	—
Write-off of unamortized debt placement costs	—	—	—	1,349	9,820	6,413
Debt placement fee amortization	253	9,950	1,219	1,742	2,568	2,247
Other (income) expense, net	(431)	(2,112)	—	(92)	(949)	(1,312)
Minority interest expense	7,075	37,975	21,092	20,879	69,632	124,623

Income before income taxes	90,309	69,500	28,105	8,985	19,703	11,548
Provision for income taxes(a)	29,512	8,322	—	—	—	—

Net income	$60,797	$61,178	$28,105	$8,985	$19,703	$11,548

Balance Sheet Data:
Working capital (deficit)	$(1,860)	$47,306	$—	$91,483	$73,140	$13,783
Total assets	1,105,382	1,121,817	—	1,691,707	2,282,704	2,264,995
Long-term debt	139,500	570,000	—	749,942	1,062,470	787,194
Affiliate long-term note payable(b)	138,172	—	—	—	—	—
Partners’ capital (deficit)				189,571	(43,115)	(215,226)
Owner’s equity	497,857	111,589	—

Other Data:
Operating margin:
Petroleum products pipeline system	$143,711	$163,233	$77,747	$86,278	$192,909	$248,433
Petroleum products terminals	38,240	43,844	25,860	22,124	58,362	69,427
Ammonia pipeline system	10,500	8,272	2,620	5,594	7,310	7,687
Allocated partnership depreciation costs(c)	—	—	—	873	3,029	3,406

Operating margin	$192,451	$215,349	$106,227	$114,869	$261,610	$328,953

EBITDA:
Net income	$60,797	$61,178	$28,105	$8,985	$19,703	$11,548
Provision for income taxes(a)	29,512	8,322	—	—	—	—
Minority interest expense	7,075	37,975	21,092	20,879	69,632	124,623
Debt prepayment premium	—	—	—	—	12,666	—
Gain on derivative instrument	—	—	—	—	—	(1,035)
Write-off of unamortized debt placement fees	—	—	—	1,349	9,820	6,413
Debt placement fee amortization	253	9,950	1,219	1,742	2,568	2,247
Interest expense, net	12,113	21,758	15,749	24,438	36,734	52,273
Depreciation and amortization	35,767	35,096	16,936	26,821	57,196	71,655

EBITDA	$145,517	$174,279	$83,101	$84,214	$208,319	$267,724

	Predecessor			Magellan Midstream Holdings, L.P. (Successor)
			January 1, 2003 Through June 17, 2003	June 18, 2003 Through December 31, 2003
	Year Ended December 31,				Year Ended December 31,
	2001	2002			2004	2005
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$0.908	$0.949	$0.983	$0.975	$0.997	$1.026
Transportation barrels shipped (millions)	236.1	234.6	103.0	127.8	255.0	297.7
Petroleum products terminals:
Marine terminal average storage capacity utilized per month (million barrels)(d)	15.7	16.2	15.6	14.9	16.4	18.6
Marine terminal throughput (million barrels)(e)	11.5	20.5	9.9	12.3	28.9	48.4
Inland terminal throughput (million barrels)	56.7	57.3	26.0	35.2	101.2	111.1
Ammonia pipeline system:
Volume shipped (thousand tons)	763	712	209	405	765	713

(a)	Prior to MMP’s initial public offering on February 9, 2001, MMP’s petroleum products terminals and ammonia pipeline system operations were subject to income taxes. Prior to MMP’s acquisition of Magellan Pipeline on April 11, 2002, Magellan Pipeline was also subject to income taxes. Because MMP is a partnership, the petroleum products terminals and ammonia pipeline system were no longer subject to income taxes after MMP’s initial public offering, and Magellan Pipeline was no longer subject to income taxes following its acquisition by MMP.
(b)	At the time of MMP’s initial public offering, the affiliate note payable associated with the petroleum products terminals operations was contributed to MMP as a capital contribution by a former affiliate.
(c)	During 2003, certain assets were contributed to MMP and were recorded as property, plant and equipment at the partnership level and not at the segment level. Prior to 2003 all property, plant and equipment was recorded at the segment level. The associated depreciation expense was charged to MMP’s various business segments, which in turn, recognized these allocated costs as operating expense. Consequently, segment operating margins were reduced by these costs.
(d)	For the year ended December 31, 2004, represents the average monthly storage capacity utilized for the three months MMP owned the East Houston, Texas facility (0.6 million barrels) and the weighted average storage capacity utilized for the full year at MMP’s other marine terminals (15.8 million barrels). For the year ended December 31, 2005, represents the average storage capacity utilized for the four months that MMP owned its Wilmington, Delaware terminal (1.8 million barrels) and the average monthly storage capacity utilized for the full year at MMP’s other marine terminals (16.8 million barrels).
(e)	The increase in MMP’s marine terminal throughput from 2004 to 2005 was primarily due to a full year of activity at its East Houston facility which was acquired in October 2004.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Introduction

We own and control Magellan GP, LLC, which is the general partner of Magellan Midstream Partners, L.P. (“MMP”), a publicly traded limited partnership. MMP is principally engaged in the transportation, storage and distribution of refined petroleum products. Our only cash-generating asset is our ownership interest in MMP’s general partner, which owns the following:

•	the general partner interest in MMP, which currently entitles us to receive 2% of the cash distributed by MMP; and

•	100% of the incentive distribution rights in MMP, which entitle us to receive increasing percentages, up to a maximum of 48%, of any incremental cash distributed by MMP as certain target distribution levels are reached in excess of $0.288750 per MMP unit in any quarter.

Since we own and control Magellan GP, LLC, we reflect our ownership interest in MMP on a consolidated basis, which means that our financial results are combined with Magellan GP, LLC’s and MMP’s financial results. The publicly held limited partner interests in MMP are reflected as minority interest expense in our results of operations. We currently have no separate operating activities apart from those conducted by MMP, and our operating cash flow will be derived solely from cash distributions from MMP.

Our consolidated financial statements do not differ materially from the results of operations of MMP. Accordingly, the following discussion of our financial position and results of operations primarily reflects the operating activities and results of operations of MMP. Please read this discussion in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Developments

Prior to February 2006, we were a privately held company. Our initial public offering of 22.0 million of our limited partner units, or approximately 35% of the total limited partner units outstanding, was held on February 10, 2006 when our units began trading on the New York Stock Exchange under the ticker symbol MGG. The net proceeds from this initial public offering went to MGG Midstream Holdings, L.P., the owner of our general partner and approximately 65% of our limited partner units.

In connection with the closing of our initial public offering, MMP’s partnership agreement was amended to remove the requirement for Magellan GP, LLC to maintain its 2% general partner interest in MMP in any future offering of MMP’s limited partner units. In addition, MMP’s partnership agreement was amended to restore the incentive distribution rights to the same level as before an amendment made in connection with MMP’s October 2004 pipeline system acquisition, which reduced the incentive distributions paid to Magellan GP, LLC by $1.3 million for 2004, $5.0 million for 2005 and $3.0 million for 2006. In return, we made a capital contribution to MMP on February 9, 2006 equal to the present value of the remaining reductions in incentive distributions, or $4.2 million.

Overview of MMP

MMP’s three operating segments include its:

•	petroleum products pipeline system, which is primarily comprised of an 8,500-mile petroleum products pipeline system, including 45 terminals;

•	petroleum products terminals, which principally includes seven marine terminal facilities and 29 inland terminals; and

•	ammonia pipeline system, representing an 1,100-mile ammonia pipeline and six associated terminals.

MMP’s petroleum products pipeline system and petroleum products terminals generate substantially all of its cash flows. The revenues generated from these petroleum products businesses are significantly influenced by demand for refined petroleum products, which has been growing in the markets MMP serves. Operating expenses are principally fixed costs related to routine maintenance and system integrity as well as field and support personnel. Other costs, including power, fluctuate with volumes transported on MMP’s pipeline and stored in MMP’s terminals. Expenses resulting from environmental remediation projects have historically included costs from projects relating both to current and past events. For further discussion of indemnified environmental matters, see “Business—Environmental” under Item 1 of this Annual Report on Form 10-K.

A prolonged period of high refined product prices could lead to a reduction in demand and result in lower shipments on MMP’s pipeline system and reduced demand for its terminal services. In addition, fluctuations in the prices of refined petroleum products impact the amount of cash MMP’s petroleum products pipeline system generates from its third-party supply agreement and its petroleum products blending and fractionation operations. Also, increased maintenance regulations, higher power costs and higher interest rates could decrease the amount of cash MMP generates. (See “Risk Factors” under Item 1A of this 10-K Annual report for additional risk factors which could impact our or MMP’s operations and cash flows).

Petroleum Products Pipeline System. MMP’s petroleum products pipeline system is comprised of a common carrier pipeline that provides transportation, storage and distribution services for petroleum products and liquefied petroleum gases in 13 states from Texas through the Midwest to Colorado, North Dakota, Minnesota, Wisconsin and Illinois. Through direct refinery connections and interconnections with other interstate pipelines, MMP’s petroleum products pipeline system can access more than 40% of the refinery capacity in the continental United States. The pipeline generates approximately 80% of its revenues, excluding the sale of petroleum products, through transportation tariffs for volumes of petroleum products it ships. These tariffs vary depending upon where the product originates, where ultimate delivery occurs and any applicable discounts. All transportation rates and discounts are in published tariffs filed with the Federal Energy Regulatory Commission (“FERC”). The pipeline also earns revenues from non-tariff based activities, including leasing pipeline and storage tank capacity to shippers on a long-term basis and by providing data services and product services such as ethanol unloading and loading, additive injection, custom blending and laboratory testing.

In general, MMP does not take title to the products it transports. However, MMP does take title to the inventories and resulting products related to its petroleum products blending and fractionation operations and its third-party supply agreement, both of which are included in MMP’s petroleum products pipeline system segment. MMP assumed the third-party supply agreement in October 2004 as part of a pipeline system acquisition, and this agreement requires MMP to buy and sell significant quantities of petroleum products, to which it routinely takes title.

Although MMP’s petroleum products blending and fractionation operations and third-party supply agreement generate significant revenues, we believe the gross margin from these activities, which takes into account the related product purchases, better represents its importance to our results of operations. As product prices increase or decrease, we expect that product sales and purchases will increase or decrease, accordingly.

Petroleum Products Terminals. MMP’s petroleum products terminals system is comprised of marine and inland terminals, which store and distribute gasoline and other petroleum products throughout 12 states. MMP’s marine terminals are large storage and distribution terminals that are strategically located near major refining hubs along the U.S. Gulf and East Coasts and principally serve refiners and large end-users of petroleum products. MMP earns revenues at its marine facilities primarily from storage fees it charges and from throughput fees. MMP’s inland terminals are part of a distribution network located principally throughout the southeastern United States. These inland terminals are connected to large, third-party interstate pipelines and are utilized by retail suppliers, wholesalers and marketers to transfer gasoline and other petroleum products from these pipelines to trucks, railcars or barges for delivery to their final destination. MMP earns revenues at its inland terminals primarily from fees it charges based on the volumes of refined petroleum products distributed from these locations and from ancillary services such as additive injections.

Ammonia Pipeline System. MMP’s ammonia pipeline system transports and distributes ammonia from production facilities in Texas and Oklahoma to various distribution points in the Midwest for use as an agricultural fertilizer. MMP generates revenues principally from volume-based fees for the transportation of ammonia on its pipeline system. Effective February 2003, MMP entered into an agreement with a third-party pipeline company to operate this ammonia pipeline system. Operating costs and expenses charged to MMP are principally fixed costs related to maintenance and field personnel. Other costs, including power, fluctuate with volumes transported on the pipeline.

Acquisition History

MMP has significantly increased its operations over the past three years, including the following acquisitions:

•	in November and December 2005, the acquisition of two terminals on its petroleum products pipeline system, located in Wichita, Kansas and Aledo, Texas;

•	in September 2005, the acquisition of a marine terminal near Wilmington, Delaware;

•	in October 2004, the acquisition of a 2,000-mile petroleum products pipeline system;

•	in March 2004, the acquisition of a 50% ownership interest in a crude oil pipeline company;

•	in January 2004, the acquisition of six inland terminals and the remaining 21% ownership interest in eight terminals; and

•	in July 2003, the acquisition of a petroleum products blending operation.

Results of Our Operations

The results of our operations discussed below principally reflect the activities of MMP. Because our financial statements represent combined consolidated results of MMP, our financial statements are substantially similar to MMP’s. The differences in our financial statements primarily include the following adjustments to the income statement:

•	Interest of non-controlling partners in MMP. Our consolidated balance sheet includes minority interests of subsidiary that reflects the proportion of MMP owned by its partners other than us. Similarly, the ownership interests in MMP held by its partners other than us are reflected in our consolidated income statement as minority interest expense. Minority interests of subsidiary and minority interest expense are not reflected on MMP’s financial statements;

•	Fair value adjustments to MMP’s assets and liabilities. Our June 2003 acquisition of interests in MMP was recorded as a purchase business combination under the “push-down” method of accounting. As a result, our consolidated financial statements reflect adjustments to the historical cost reflected on MMP’s balance sheet for the fair value of our proportionate share of MMP’s assets and liabilities at the time of our acquisition. These fair value adjustments further result in certain differences between our income statement and MMP’s income statement, as the depreciation, amortization, accretion or write off of certain assets and liabilities is based on different values;

•	Our capital structure. In addition to incorporating the assets and liabilities of MMP, our consolidated balance sheets include our own historical indebtedness and related debt placement costs as well as MMP’s, and the partners’ capital on our balance sheet represents our partners’ capital as opposed to the capital reflected on MMP’s balance sheet, which reflects the ownership interests of all of its partners, including its owners other than us. Consequently, our historical income statement reflects additional interest expense, interest income and debt amortization expense that is not reflected on MMP’s financial statements;

•	Non-cash interest income. During May 2004, we and MMP entered into an indemnification settlement with The Williams Companies, Inc. (“Williams”), which is discussed in more detail under Environmental below. We recorded a receivable from Williams on our consolidated balance sheet in connection with this indemnification settlement at its discounted present value, and we are recording the accretion of the discount over time as interest income on our consolidated income statement. These items are not reflected on MMP’s financial statements, except that MMP records a capital contribution from us when payments pursuant to the indemnification settlement are made to MMP by Williams; and

•	Our G&A expenses. We incur general and administrative (“G&A”) expenses that are independent from MMP’s operations and are not reflected on MMP’s consolidated financial statements. Our historical results do not reflect the incremental G&A expenses we expect to incur, including those resulting from being a public company, which we expect to be approximately $2.5 million per year.

We believe that investors benefit from having access to the same financial measures being utilized by management. Operating margin is an important measure used by MMP’s management to evaluate the economic performance of MMP’s core operations. This measure forms the basis of MMP’s internal financial reporting and is used by its management in deciding how to allocate capital resources between segments.

Operating margin is not a generally accepted accounting principles (“GAAP”) measure, but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. We include a reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, in the tables below. Operating profit includes expense items, such as depreciation and amortization and G&A expenses, which management does not consider when evaluating the core profitability of an operation.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2005

	Year Ended December 31,
	2004	2005
Financial Highlights (in millions)
Revenues:
Transportation and terminals revenues:
Petroleum products pipeline system	$315.0	$381.9
Petroleum products terminals	91.3	105.6
Ammonia pipeline system	13.9	15.8
Intersegment eliminations	(1.1)	(3.1)

Total transportation and terminals revenues	419.1	500.2
Product sales	275.8	636.2
Affiliate management fees	0.5	0.7

Total revenues	695.4	1,137.1
Operating expenses, environmental expenses and environmental reimbursements:
Petroleum products pipeline system	140.8	185.3
Petroleum products terminals	37.2	42.3
Ammonia pipeline system	6.6	8.2
Intersegment eliminations	(4.2)	(6.1)

Total operating expenses, environmental expenses and environmental reimbursements	180.4	229.7
Product purchases	255.0	581.5
Equity earnings	(1.6)	(3.1)

Operating margin	261.6	329.0
Depreciation and amortization	57.2	71.7
G&A expenses	54.2	61.5

Operating profit	$150.2	$195.8

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$0.997	$1.026
Transportation barrels shipped (million barrels)	255.0	297.7
Petroleum products terminals:
Marine terminal facilities:
Average storage capacity utilized per month (million barrels)(a)	16.4	18.6
Throughput (million barrels)(b)	28.9	48.4
Inland terminals:
Throughput (million barrels)	101.2	111.1
Ammonia pipeline system:
Volume shipped (thousand tons)	765	713

(a)	For the year ended December 31, 2005, represents the average storage capacity utilized for the four months MMP owned its Wilmington, Delaware facility (1.8 million barrels) and the average storage capacity utilized for the full year at its other marine terminals (16.8 million barrels). For the year ended December 31, 2004, represents the average storage capacity utilized for the three months MMP owned its East Houston, Texas facility (0.6 million barrels) and the average storage capacity utilized for the full year at its other marine terminals (15.8 million barrels).
(b)	The increase in MMP’s marine terminal throughput from 2004 to 2005 was primarily due to a full year of activity at its East Houston facility, which was acquired in October 2004.

Transportation and terminals revenues for the year ended December 31, 2005 were $500.2 million compared to $419.1 million for the year ended December 31, 2004, an increase of $81.1 million, or 19%. This increase was a result of:

•	an increase in petroleum products pipeline system revenues of $66.9 million, or 21%, primarily attributable to revenues from MMP’s October 2004 pipeline system acquisition. In addition, MMP’s existing pipeline system experienced higher revenues because of increased diesel fuel shipments. Further, MMP earned more ancillary revenues related to services such as additives, ethanol blending, terminal services and management fee income;

•	an increase in petroleum products terminals revenues of $14.3 million, or 16%. The 2005 period benefited from MMP’s East Houston marine terminal, which MMP acquired as part of its pipeline system acquisition in October 2004, and its Wilmington marine facility, which was acquired in September 2005. Revenues at MMP’s other marine terminals increased as well due to higher storage capacities, utilization and rates. Increased throughput and higher additive injection fees at MMP’s inland terminals further benefited the 2005 period; and

•	an increase in ammonia pipeline system revenues of $1.9 million, or 14%. Higher tariffs associated with new transportation agreements, which became effective July 1, 2005, more than offset reduced volumes. The lower volumes primarily reflect customers’ continued maintenance of tight inventory levels due to increased production costs as a result of higher natural gas prices in 2005.

Operating expenses, environmental expenses and environmental reimbursements combined were $229.7 million for the year ended December 31, 2005 compared to $180.4 million for the year ended December 31, 2004, an increase of $49.3 million, or 27%. By business segment, this increase was principally the result of:

•	an increase in petroleum products pipeline system expenses of $44.5 million, or 32%, primarily attributable to operating costs associated with the pipeline system MMP acquired in October 2004. Increased expenses related to higher environmental accruals associated with historical incidents, power costs and system integrity spending for tank maintenance and pipeline testing also impacted the 2005 period;

•	an increase in petroleum products terminals expenses of $5.1 million, or 14%. Expenses increased due to operating costs associated with the acquisitions of MMP’s East Houston and Wilmington marine facilities. In addition, 2005 expenses were higher because of environmental accruals associated with historical incidents, asset retirements and property taxes; and

•	an increase in ammonia pipeline system expenses of $1.6 million, or 24%, primarily attributable to increased system integrity costs and higher property taxes due to an adjustment that positively impacted the 2004 period.

Revenues from product sales were $636.2 million for the year ended December 31, 2005, while product purchases were $581.5 million, resulting in gross margin from these transactions of $54.7 million. The gross margin resulting from product sales and purchases for the 2005 period increased $33.9 million compared to gross margin for the 2004 period of $20.8 million, resulting from product sales for the year ended December 31, 2004 of $275.8 million and product purchases of $255.0 million. The gross margin increase in 2005 primarily resulted from the impact of very high and increasing gasoline prices on MMP’s petroleum products blending and fractionation operations and the third-party supply agreement MMP assumed as part of the pipeline assets it acquired in October 2004. We expect the annual amount of product sales and purchases to remain at a higher level than historically reported prior to October 2004 as a result of this agreement. However, we expect the gross margin related to this agreement to be substantially lower on an annual basis once refined product prices stabilize.

Equity earnings were $3.1 million during the year ended December 31, 2005 and $1.6 million for the 2004 period. The increase is due primarily to increased shipments on MMP’s 50%-owned crude oil pipeline company that it acquired in March 2004 and a full year ownership in 2005 compared to 10 months in 2004.

Operating margin increased $67.4 million, or 26%, primarily due to incremental operating results associated with recent acquisitions, higher gross margin from product sales and improved utilization of MMP’s other assets.

Depreciation and amortization expense was $71.7 million for the year ended December 31, 2005 compared to $57.2 million for the year ended December 31, 2004, an increase of $14.5 million, or 25%, primarily related to MMP’s October 2004 pipeline system acquisition as well as terminal acquisitions and capital improvements over the past year.

G&A expenses for the year ended December 31, 2005 were $61.5 million compared to $54.2 million for the year ended December 31, 2004, an increase of $7.3 million, or 13%. This increase was primarily attributable to additional G&A personnel and costs resulting from MMP’s October 2004 pipeline system acquisition. Higher equity-based incentive compensation expense during the 2005 period was partially offset by transition costs associated with MMP’s separation from its former owner during the 2004 period.

Interest expense for the year ended December 31, 2005 was $61.6 million compared to $42.3 million for the year ended December 31, 2004, an increase of $19.3 million, or 46%. The average consolidated debt outstanding, excluding fair value adjustments for interest rate hedges, increased to $1,018.6 million during 2005 from $753.2 million during 2004 primarily due to the financing associated with MMP’s October 2004 pipeline system acquisition and our additional borrowings. Further, the weighted-average interest rate on consolidated borrowings, after giving effect to the impact of associated fair value hedges, increased to 6.1% for the 2005 period from 5.6% for the 2004 period.

Interest income for the year ended December 31, 2005 was $9.3 million compared to $5.6 million for the year ended December 31, 2004, an increase of $3.7 million, or 66%. The increase was primarily attributable to a full year of interest income recognized on the amounts owed to us by Williams associated with the May 2004 indemnification settlement. We will continue to recognize imputed interest income on amounts due from Williams through June 2007, when Williams is scheduled to have paid us all amounts due under the indemnification settlement.

Net financing costs were $6.4 million during 2005 compared to $21.5 million during 2004, a decrease of $15.1 million. We refinanced our debt during June 2005 then retired it during December 2005, resulting in $6.4 million of non-cash write-offs of unamortized debt placement fees. The 2004 costs included a $12.7 million debt prepayment premium related to the early extinguishment of a portion of MMP’s senior notes and $9.8 million of write-offs for unamortized debt placement fees associated with this retired debt and our debt, which was also refinanced during 2004. Partially offsetting these 2004 charges was a $1.0 million gain on the ineffective portion of an interest rate hedge related to the MMP refinancing.

Minority interest expense was $124.6 million for the year ended December 31, 2005 compared to $69.6 million for the year ended December 31, 2004, an increase of $55.0 million. This increase related to MMP’s improved financial results coupled with an increased percentage of MMP’s limited partner units being owned by the public in the 2005 period. As of December 31, 2005, the public owned all of MMP’s limited partner units compared to 79% at December 31, 2004.

Net income for the year ended December 31, 2005 was $11.5 million compared to $19.7 million for the year ended December 31, 2004, a decrease of $8.2 million, or 42%.

Consolidated Financial Results for the Year Ended December 31, 2003

Our consolidated financial statements have been prepared to reflect the periods of our ownership of MMP and its general partner separate from that of our predecessor. Accordingly, our consolidated statements of income for 2003 present the period of our predecessor’s ownership during the period January 1, 2003 through June 17, 2003, and the period of our ownership from June 18, 2003 through December 31, 2003. In order to make these two periods comparable to the other full year periods, we have combined these two periods to reflect financial results for the twelve months ended December 31, 2003. The following schedule combines the two periods to provide full-year 2003 results:

	January 1, 2003 through June 17, 2003	June 18, 2003 through December 31, 2003	Year Ended December 31, 2003
Financial Highlights (in millions)
Revenues:
Transportation and terminals revenues:
Petroleum products pipeline system	$122.5	$155.6	$278.1
Petroleum products terminals	41.6	37.3	78.9
Ammonia pipeline system	4.6	8.0	12.6

Total transportation and terminals revenues	168.7	200.9	369.6
Product sales	42.5	69.8	112.3

Total revenues	211.2	270.7	481.9
Operating expenses, environmental expenses and environmental reimbursements:
Petroleum products pipeline system	50.0	73.7	123.7
Petroleum products terminals	14.9	18.7	33.6
Ammonia pipeline system	2.0	2.4	4.4
Intersegment eliminations	—	(0.8)	(0.8)

Total operating expenses, environmental expenses and environmental reimbursements	66.9	94.0	160.9
Product purchases	38.1	61.8	99.9

Operating margin	106.2	114.9	221.1
Depreciation and amortization	16.9	26.8	43.7
G&A expenses	23.1	30.8	53.9

Operating profit	66.2	57.3	123.5
Interest expense	16.2	26.0	42.2
Interest income	(0.4)	(1.6)	(2.0)
Write-off of unamortized debt placement fees	—	1.4	1.4
Debt placement fee amortization	1.2	1.7	2.9
Other income	—	(0.1)	(0.1)
Minority interest expense	21.1	20.9	42.0

Net income	$28.1	$9.0	$37.1

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$0.983	$0.975	$0.978
Transportation barrels shipped (million barrels)	103.0	127.8	230.8
Petroleum products terminals:
Marine terminal facilities:
Average storage capacity utilized per month (million barrels)	15.6	14.9	15.2
Throughput (million barrels)	9.9	12.3	22.2
Inland terminals:
Throughput (million barrels)	26.0	35.2	61.2
Ammonia pipeline system:
Volume shipped (thousand tons)	209	405	614

Year Ended December 31, 2003 Compared to Year Ended December 31, 2004

	Year Ended December 31,
	2003	2004
Financial Highlights (in millions)
Revenues:
Transportation and terminals revenues:
Petroleum products pipeline system	$278.1	$315.0
Petroleum products terminals	78.9	91.3
Ammonia pipeline system	12.6	13.9
Intersegment eliminations	—	(1.1)

Total transportation and terminals revenues	369.6	419.1
Product sales	112.3	275.8
Affiliate management fees	—	0.5

Total revenues	481.9	695.4
Operating expenses, environmental expenses and environmental reimbursements:
Petroleum products pipeline system	123.7	140.8
Petroleum products terminals	33.6	37.2
Ammonia pipeline system	4.4	6.6
Intersegment eliminations	(0.8)	(4.2)

Total operating expenses, environmental expenses and environmental reimbursements	160.9	180.4
Product purchases	99.9	255.0
Equity earnings	—	(1.6)

Operating margin	221.1	261.6
Depreciation and amortization	43.7	57.2
G&A expenses	53.9	54.2

Operating profit	$123.5	$150.2

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$0.978	$0.997
Transportation barrels shipped (million barrels)	230.8	255.0
Petroleum products terminals:
Marine terminal facilities:
Average storage capacity utilized per month (million barrels)(a)	15.2	16.4
Throughput (million barrels)	22.2	28.9
Inland terminals:
Throughput (million barrels)	61.2	101.2
Ammonia pipeline system:
Volume shipped (thousand tons)	614	765

(a)	For the year ended December 31, 2004, represents the average storage capacity utilized for the three months that MMP owned its East Houston, Texas facility (0.6 million barrels) and the average storage capacity utilized for the full year at MMP’s other marine terminals (15.8 million barrels).

Transportation and terminals revenues for the year ended December 31, 2004 were $419.1 million compared to $369.6 million for the year ended December 31, 2003, an increase of $49.5 million, or 13%. This increase was a result of:

•	an increase in petroleum products pipeline system revenues of $36.9 million, or 13%, primarily attributable to additional revenues from MMP’s October 2004 pipeline system acquisition and significantly higher diesel and aviation fuel volumes on its pipeline system during 2004 resulting from increased market demand due to the improving U.S. economy. Further, management fee income associated with MMP’s operation of the Longhorn pipeline beginning in 2004 and higher additive and tank lease revenues also contributed to the revenue increase;

•	an increase in petroleum products terminals revenues of $12.4 million, or 16%, primarily due to additional revenues from MMP’s acquisition of ownership interests in 14 inland terminals during January 2004 and its marine terminal in East Houston, Texas, which was acquired as part of the October 2004 pipeline system acquisition. Further, higher utilization and rates at MMP’s marine terminals and increased throughput at its other inland terminals benefited the 2004 period; and

•	an increase in ammonia pipeline system revenues of $1.3 million, or 10%, primarily due to significantly increased transportation volumes during 2004. Volumes increased primarily due to the implementation of a new incentive tariff program during late 2003 and higher farm commodity prices that increased demand for ammonia fertilizer.

Operating expenses, environmental expenses and environmental reimbursements combined were $180.4 million for the year ended December 31, 2004 compared to $160.9 million for the year ended December 31, 2003, an increase of $19.5 million, or 12%. By business segment, this increase was principally the result of:

•	an increase in petroleum products pipeline system expenses of $17.1 million, or 14%, primarily attributable to operating costs associated with the pipeline system MMP acquired in October 2004, unfavorable product loss allowances, asset retirements, higher allocated depreciation that is charged as an operating expense since third-quarter 2003, increased asset integrity costs and higher insurance expenses;

•	an increase in petroleum products terminals expenses of $3.6 million, or 11%, primarily due to operating costs associated with MMP’s acquisition of ownership interests in 14 inland terminals and the East Houston marine terminal, partially offset by reduced asset retirements; and

•	an increase in ammonia pipeline system expenses of $2.2 million, or 50%, primarily attributable to higher system integrity costs and environmental accruals, partially offset by lower property taxes due to a favorable adjustment during 2004.

Revenues from product sales were $275.8 million for the year ended December 31, 2004, while product purchases were $255.0 million, resulting in gross margin from these transactions of $20.8 million. The gross margin resulting from product sales and purchases for the 2004 period increased $8.4 million compared to gross margin for the 2003 period of $12.4 million, resulting from product sales for the year ended December 31, 2003 of $112.3 million and product purchases of $99.9 million. The gross margin increase in 2004 primarily reflects increased product sales from MMP’s acquisition of its petroleum products blending operation in July 2003. The amount of product sales and product purchases increased substantially during 2004 primarily as a result of the third-party supply agreement MMP assumed as part of its October 2004 pipeline system acquisition.

While we had no equity earnings in 2003, equity earnings were $1.6 million during the year ended December 31, 2004 as a result of MMP’s acquisition of a 50% interest in a crude oil pipeline company during March 2004.

Operating margin increased by $40.5 million, or 18%, primarily due to incremental operating results associated with MMP’s 2004 acquisitions and improved utilization of its other assets.

Depreciation and amortization expense was $57.2 million for the year ended December 31, 2004 compared to $43.7 million for the year ended December 31, 2003, an increase of $13.5 million, or 31%. Prior to 2003, MMP had acquired substantially all of its assets from its former affiliates, which resulted in MMP recording the historical book basis of those assets on its balance sheet rather than the fair market value paid. When we acquired our interest in MMP in June 2003, we recorded MMP’s assets and liabilities at fair market value for our 55% ownership interest in MMP with the remaining 45% recorded at historical cost. This higher cost basis resulted in significantly higher depreciation expense during 2004. Further, acquisitions completed by MMP during 2004 resulted in additional depreciation expense.

G&A expenses for the year ended December 31, 2004 were $54.2 million compared to $53.9 million for the year ended December 31, 2003, an increase of $0.3 million, or 1%. Prior to our acquisition of MMP’s general partner, the former owner provided all G&A services to MMP for a defined cash amount. The specific costs required to support MMP were not identifiable. As a result, only the cash paid by MMP to affiliates of its former general partner for G&A expenses and non-cash expenses for MMP’s long-term incentive plan were recorded. Since the change in our organizational structure following our acquisition of MMP’s general partner, we can clearly identify all G&A expenses required to support MMP, and all of those costs are reflected in our consolidated results of operations. This increase was principally offset by lower transition costs during 2004 related to our June 2003 acquisition of MMP’s general partner. Lower transition costs during the 2004 period included the following:

•	$2.1 million lower incentive compensation expense during 2004, primarily because of the early vesting of restricted units in 2003 under MMP’s long-term incentive plan as a result of the change in control that occurred when we acquired MMP’s general partner; and

•	$2.9 million lower transition costs associated with MMP’s separation from the former owner of its general partner. During 2003, the transition costs were $3.7 million, which principally related to the creation of MMP’s stand-alone information technology functions. Comparatively, the 2004 period included $0.8 million of transition costs.

Interest expense for the year ended December 31, 2004 was $42.3 million compared to $42.2 million for the year ended December 31, 2003, an increase of $0.1 million. The average consolidated debt outstanding, excluding fair value adjustments for interest-rate hedges, increased to $753.2 million during 2004 from $678.8 million during 2003 primarily due to the financing associated with MMP’s October 2004 pipeline system acquisition and our issuance of debt as part of the financing of our purchase of MMP’s general partner in 2003. Further, the weighted-average interest rate on consolidated borrowings decreased slightly to 5.6% in the 2004 period from 6.2% for the 2003 period.

Interest income for the year ended December 31, 2004 was $5.6 million compared to $2.0 million for the year ended December 31, 2003, an increase of $3.6 million, or 180%. The increase was partially related to interest income recognized on the amounts owed by Williams associated with the May 2004 indemnification settlement.

Net financing costs were $21.5 million during 2004 compared to $1.4 million during 2003, an increase of $20.1 million. The 2004 costs included a $12.7 million debt prepayment premium related to the early extinguishment of a portion of MMP’s senior notes and $9.8 million of non-cash write-offs for unamortized debt placement fees associated with this retired debt and our debt, which was also refinanced during 2004. Partially offsetting these charges was a $1.0 million gain on the ineffective portion of an interest rate hedge related to the MMP refinancing. During 2003, we also repaid a portion of our debt, resulting in a $1.4 million non-cash write-off of unamortized debt placement fees.

Minority interest expense was $69.6 million for the year ended December 31, 2004 compared to $42.0 million for the year ended December 31, 2003, an increase of $27.6 million. This increase related to MMP’s improved financial results coupled with an increased percentage of MMP’s limited partner units being owned by the public in the 2004 period. As of December 31, 2004, the public owned 79% of MMP’s limited partner units compared to 63% at December 31, 2003.

Net income for the year ended December 31, 2004 was $19.7 million compared to $37.1 million for the year ended December 31, 2003, a decrease of $17.4 million, or 47%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities for the year ended December 31, 2005 was $223.2 million compared to $221.4 million for the year ended December 31, 2004 and $147.2 million for the year ended December 31, 2003. The $1.8 million decrease in cash flows from operating activities between 2004 and 2005 was primarily attributable to changes in operating assets and liabilities. Cash from operations was reduced due to increased accounts receivable and inventory coupled with lower cash collateral, all primarily related to the third-party supply agreement MMP assumed as part of its October 2004 pipeline system acquisition. Partially offsetting these reductions was increased operating margin due to incremental operating results associated with recent acquisitions, higher gross margin from product sales and improved utilization of MMP’s other assets. Notwithstanding the increase in operating margin, net income in 2005 decreased $8.2 million compared to 2004, with this decrease primarily attributable to a $55.0 million increase in non-cash minority interest expense in 2005 as a result of the sales of our remaining limited partner interests in MMP during 2005.

The $74.2 million increase in cash flows from operating activities from 2003 to 2004 was primarily attributable to higher operating margin in 2004 as a result of acquisitions completed by MMP during 2004 and higher utilization of its other assets during the period. Notwithstanding the increase in operating margin, net income in 2004 decreased $17.4 million compared to 2003, but this decrease was primarily due to a $27.6 million increase in non-cash minority interest expense in 2004 as a result of our sales of MMP limited partner interests during 2004 and December 2003 coupled with increased MMP net income, as well as a $12.7 million debt prepayment premium by MMP that was classified as cash used for financing activities. In addition, changes in operating assets and liabilities increased net cash from operating activities for 2004 by $43.6 million, as opposed to an increase in 2003 of $16.2 million. The larger increase in 2004 was primarily attributable to the collection of a $35.0 million payment related to our indemnification settlement agreement.

Net cash used by investing activities for the years ended December 31, 2005, 2004 and 2003 was $55.4 million, $732.6 million and $579.1 million, respectively. During 2005, MMP acquired a marine terminal in Wilmington, Delaware for $55.3 million and two petroleum products pipeline system terminals for $10.9 million on a combined basis. In addition, MMP spent $7.6 million to buy out of obligations related to a portion of its third-party supply agreement and $92.8 million for capital expenditures, excluding acquisitions. These cash expenditures were partially offset by sales of marketable securities by us and MMP which, net of purchases, generated $108.1 million of cash. During 2004, net investments in marketable securities by us and MMP used $108.1 million of cash. In addition, MMP acquired the following assets during 2004: (i) ownership in 14 petroleum products terminals located in the southeastern United States for $25.4 million; (ii) a 50% ownership in a crude oil pipeline company for $25.0 million; and (iii) petroleum products pipeline system assets for $488.9 million plus $3.3 million of incurred transaction costs and $30.1 million for inventory. In 2003, we spent $535.0 million to purchase general and limited partner interests in MMP, while MMP acquired its petroleum products blending operation and related inventory for $15.3 million. Total maintenance capital expenditures by MMP before indemnifications and reimbursements were $31.4 million, $21.9 million and $20.9 million in 2005, 2004 and 2003, respectively.

Net cash provided (used) by financing activities for the years ended December 31, 2005, 2004 and 2003 was $(162.8), $374.7 million and $524.2 million, respectively. Cash used during 2005 primarily reflects $455.9 million of distributions by us to our owners and $125.4 million of distributions by MMP to its owners other than us, partially offset by $400.2 million of proceeds from the sale of our remaining MMP limited partner units. Borrowings and an affiliate capital contribution more than offset debt payments during 2005. Cash provided during 2004 was principally attributable to financings completed by MMP in connection with its October 2004 pipeline system acquisition and its May 2004 refinancing, including $210.1 million net borrowings by MMP after debt placement costs and prepayment premiums and $286.5 million of net proceeds to MMP from issuances of additional common units to the public. In addition, we received net proceeds of $120.6 million from our sales of MMP limited partner units and net proceeds from our borrowings of $77.9 million after debt placement costs. Partially offsetting these amounts were distributions of $251.0 million by us to our owners and distributions by MMP of $71.5 million to its owners other than us. Cash provided during 2003 was primarily comprised of the financing of our initial investment in MMP, including $333.8 million of capital contributions to us from our affiliate owners and $155.1 million of our net borrowings after debt placement costs. In addition, we received $247.7 million net proceeds from our sale of MMP limited partner units. Partially offsetting these amounts were distributions of $153.0 million by us to our owners and distributions by MMP of $60.1 million to its owners other than us.

Capital Requirements

Historically, we have not had any material capital requirements separate from those of MMP, and we do not expect to in the future. MMP’s businesses require continual investment to upgrade or enhance existing operations and to ensure compliance with safety and environmental regulations. Capital spending for MMP’s businesses consists primarily of:

•	maintenance capital expenditures, such as those required to maintain equipment reliability and safety and to address environmental regulations; and

•	expansion capital expenditures to acquire additional complementary assets to grow MMP’s business and to expand or upgrade its existing facilities, which we refer to as organic growth projects. Organic growth projects include capital expenditures that increase storage or throughput volumes or develop pipeline connections to new supply sources.

During 2005, MMP spent $26.1 million on maintenance capital, excluding the following:

•	$4.3 million for environmental projects that would have been covered by indemnifications settled in May 2004 by our indemnification settlement agreement. MMP has received $62.5 million through December 31, 2005 pursuant to this agreement; and

•	$1.0 million for security enhancements at MMP’s marine terminal facilities, for which it was reimbursed by the U.S. government.

For 2006, MMP expects to incur maintenance capital expenditures for its existing businesses of approximately $27.0 million, excluding $7.0 million of maintenance capital that would have been covered by the indemnification discussed above.

In addition to maintenance capital expenditures, MMP also incurs expansion capital expenditures at its existing facilities. During 2005, MMP spent cash of approximately $61.4 million for organic growth opportunities and $66.1 million for acquisitions. Based on projects currently underway or in advanced stages of development, MMP plans to spend at least $145.0 million on organic growth capital spending in 2006, exclusive of amounts associated with future acquisitions.

Liquidity

Our primary source of liquidity for funding interest payments, operating expenses and obligations to MMP has historically been cash distributions we receive from MMP, as well as cash retained from the net proceeds of sales by us of limited partner interests in MMP and net proceeds from borrowings. We have sold all of our limited partner units in MMP.

During February 2006, we entered into a $5.0 million revolving credit facility with MGG Midstream Holdings, L.P. as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on December 31, 2006 and will bear interest at LIBOR plus 2.0%. We will pay a commitment fee to MGG Midstream Holdings, L.P. on the unused portion of the working capital facility of 0.3% annually. Other than borrowings under our $5.0 million revolving credit facility, MGG Midstream Holdings, L.P.’s term loan restricts our ability to incur debt; however, we have the ability to replace this facility with a similar facility. For a description of this restriction, please read “Risk Factors—Risks Related to Conflicts of Interest” in Item 1A of this 10-K report. We believe we have adequate financing over the next twelve months to meet currently anticipated expenditures.

We have entered into an agreement with MGG Midstream Holdings, L.P., which we refer to as the Reimbursement Agreement, pursuant to which it will reimburse us for:

•	any amounts we pay to MMP pursuant to our indemnity obligations to MMP related to certain of its environmental liabilities under the Purchase and Sale Agreement dated April 18, 2003, as amended, among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and us, pursuant to which we purchased the general partner of MMP;

•	any amounts we pay to MMP pursuant to our obligation to reimburse it for certain G&A expenses under the new omnibus agreement dated June 17, 2003, among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and Williams, and us; and

•	any expenses incurred but not paid that relate to the period prior to the closing of our initial public offering.

MGG Midstream Holdings, L.P. has escrowed $20.3 million, which we believe will be sufficient to satisfy its obligations to us under the Reimbursement Agreement.

Cash generated from operations is MMP’s primary source of liquidity for funding debt service, maintenance capital expenditures and quarterly distributions. Additional liquidity for purposes other than quarterly distributions is available through borrowings under MMP’s revolving credit facility discussed below, as well as from other borrowings or issuances of debt or limited partner units. If capital markets do not permit MMP to issue additional debt and equity, MMP’s business may be adversely affected and it may not be able to acquire additional assets and businesses.

As of December 31, 2005, total debt reported on our consolidated balance sheet was $801.5 million, as described below. The difference between this amount and the $799.9 million face value of our outstanding debt is due to adjustments associated with the fair value hedges MMP has in place for a portion of its outstanding senior notes and unamortized discounts on its debt issuances, as well as fair value adjustments to MMP’s debt for the step-up accounting treatment we recorded when we acquired general and limited partner interests in MMP during 2003.

Debt of Magellan Midstream Holdings, L.P.

In December 2005, we used proceeds from a capital contribution from MGG Midstream Holdings, L.P. to retire the June 2005 term loan discussed below. As of December 31, 2005, we had no debt outstanding other than MMP’s debt that is consolidated on our financial statements.

June 2005 Term Loan. In June 2005, we entered into a credit agreement with a group of financial institutions that provided for a $275.0 million term loan. Proceeds from the term loan were used to repay the $95.3 million outstanding balance of our December 2004 Term Loan, to fund a defeasance account, pay related fees and expenses and make a distribution to our affiliate owners.

December 2004 Term Loan. In December 2004, we entered into a credit agreement with a group of financial institutions that provided for a $250.0 million term loan. Proceeds from the loan were used to repay the $97.4 million outstanding balance of our June 2003 Term Loan, to pay related fees and expenses and make a distribution to our owners. The balance of this loan outstanding at December 2004 was repaid with the proceeds of our June 2005 term loan discussed above.

June 2003 Term Loan. In connection with our June 2003 acquisition of general and limited partner interests in MMP, we entered into a credit agreement with a group of financial institutions to borrow $200.0 million under a term loan. We paid $5.0 million of these funds to our owners and the remaining proceeds were used to finance our acquisition of general and limited partner interests in MMP. The balance of this loan outstanding at December 2004 was repaid with the proceeds of our December 2004 term loan discussed above.

Debt of Magellan Midstream Partners, L.P.

5.65% Senior Notes due 2016. On October 15, 2004, MMP sold $250.0 million of 5.65% senior notes due 2016 in an underwritten public offering as part of the long-term financing of the pipeline system assets it acquired in October 2004. The notes were issued at 99.9% of par, and MMP received proceeds after underwriters’ fees and expenses of approximately $247.6 million. Including the impact of pre-issuance hedges associated with these notes and the swap of $100.0 million of the notes from fixed-rate to floating-rate, the weighted-average interest rate on the notes at December 31, 2005 was 5.6%.

6.45% Senior Notes due 2014. On May 25, 2004, MMP sold $250.0 million of 6.45% senior notes due 2014 in an underwritten public offering at 99.8% of par. MMP received proceeds after underwriters’ fees and expenses of approximately $246.9 million. Including the impact of pre-issuance hedges associated with these notes, the effective interest rate on these notes at December 31, 2005 was 6.3%.

The indentures under which both the 5.65% and 6.45% notes were issued do not limit MMP’s ability to incur additional unsecured debt. The indentures contain covenants limiting, among other things, MMP’s ability to incur indebtedness secured by certain liens, engage in certain sale-leaseback transactions, and consolidate, merge or dispose of all or substantially all of MMP’s assets. MMP is in compliance with these covenants.

Magellan Pipeline Notes. In connection with the long-term financing of its acquisition of Magellan Pipeline, MMP and Magellan Pipeline entered into a note purchase agreement on October 1, 2002. The $480.0 million borrowed under this agreement included Series A and Series B senior notes. The Series A senior notes included $178.0 million of borrowings that incurred interest based on the six-month Eurodollar rate plus 4.3%. The Series B senior notes included $302.0 million of borrowings that incur interest at a weighted-average fixed rate of 7.7%. MMP’s membership interests in and the assets of Magellan Pipeline initially secured this debt. As a result of MMP’s May 2004 refinancing, MMP repaid the $178.0 million outstanding balance of the Series A senior notes and incurred $12.7 million of associated prepayment premiums. Further, in exchange for a $1.9 million payment, the Series B noteholders released the collateral that secured these notes, except for cash deposited monthly by Magellan Pipeline into a cash escrow account in anticipation of semi-annual interest payments.

The weighted-average interest rate for the Series B senior notes, including the impact of the swap of $250.0 million of the notes from fixed-rate to floating-rate, was approximately 8.1% at December 31, 2005. The maturity date of these notes is October 7, 2007, with scheduled prepayments equal to 5% of the outstanding balance on October 7, 2005 and October 7, 2006. Magellan Pipeline repaid $15.1 million of these notes on October 7, 2005 in connection with the first scheduled prepayment. MMP guarantees payment of interest and principal by Magellan Pipeline.

The note purchase agreement under which these notes were issued, as amended during MMP’s May 2004 refinancing, requires Magellan Pipeline to maintain specified ratios of: (i) consolidated debt to EBITDA of no greater than 3.50 to 1.00, and (ii) consolidated EBITDA to interest expense of at least 3.25 to 1.00. It also requires MMP to maintain specified ratios of: (i) consolidated debt to EBITDA of no greater than 4.50 to 1.00, and (ii) consolidated EBITDA to interest expense of at least 2.50 to 1.00. In addition, the note purchase agreement contains additional covenants that limit Magellan Pipeline’s ability to, among other things, incur additional indebtedness, encumber its assets, make debt or equity investments, make loans or advances, engage in certain transactions with affiliates, merge, consolidate, liquidate or dissolve, sell or lease a material portion of its assets, engage in sale and leaseback transactions and change the nature of its business. MMP is in compliance with these covenants.

Revolving Credit Facility. In connection with MMP’s May 2004 refinancing, MMP entered into a five-year $125.0 million revolving credit facility, which was subsequently increased to $175.0 million in September 2004. Borrowings under this facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.6% to 1.5% based upon MMP’s credit ratings. As of December 31, 2005, $13.0 million was outstanding under this facility, and $1.1 million of the facility was obligated for letters of credit. The obligations for letters of credit are not reflected as debt on our consolidated balance sheets. As of December 31, 2005, the weighted-average interest rate on borrowings outstanding under this facility was 5.1%.

The revolving credit facility requires MMP to maintain specified ratios of consolidated debt to EBITDA of no greater than 4.5 to 1.0, and consolidated EBITDA to interest expense of at least 2.5 to 1.0. In addition, the facility contains other covenants limiting MMP’s ability to incur additional indebtedness, encumber its assets, make certain investments, engage in certain transactions with affiliates, engage in sale and leaseback transactions, merge, consolidate, liquidate, dissolve or dispose of all of its assets or change the nature of its business. MMP is in compliance with these covenants.

Interest Rate Derivatives. We utilize interest rate derivatives to manage interest rate risk. In conjunction with existing debt instruments, MMP was engaged in the following derivative transactions as of December 31, 2005:

•	In October 2004, MMP entered into a $100.0 million interest rate swap agreement to hedge against changes in the fair value of a portion of MMP’s 5.65% senior notes due 2016. This agreement effectively changes the interest rate on $100.0 million of those notes to a floating rate of six-month LIBOR plus 0.6%, with LIBOR set in arrears. This swap agreement expires on October 15, 2016, the maturity date of MMP’s 5.65% senior notes; and

•	In May 2004, MMP entered into $250.0 million of interest rate swap agreements to hedge against changes in the fair value of a portion of the Magellan Pipeline senior notes. These agreements effectively change the interest rate on $250.0 million of the senior notes from a fixed rate of 7.7% to a floating rate of six-month LIBOR plus 3.4%, with LIBOR set in arrears. These swap agreements expire on October 7, 2007, the maturity date of the Magellan Pipeline senior notes.

Credit Ratings. MMP’s current credit ratings are BBB by Standard and Poor’s and Baa3 by Moody’s Investor Services. We do not currently have and are not currently intending to obtain a credit rating by any of the rating agencies.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table summarizes our consolidated contractual obligations as of December 31, 2005 (in millions):

	Total	< 1 year	1- 3 years	3- 5 years	> 5 years
Long-term and current debt obligations(1)	$799.9	$14.3	$272.6	$13.0	$500.0
Interest obligations	327.6	52.7	77.9	60.8	136.2
Operating lease obligations	21.0	2.8	4.8	2.9	10.5
Pension and post-retirement medical obligations	22.4	1.7	2.2	1.4	17.1
Purchase commitments:
Affiliate operating and G&A(2)
Petroleum product purchases(3)	68.3	67.8	0.5	—	—
Derivative financial instruments(4)
Long-term incentive awards(5)	15.9	6.1	9.8	—	—
Environmental remediation(6)	17.7	4.7	4.1	4.1	4.8
Capital project purchase obligations	29.6	29.6	—	—	—
Other purchase obligations	2.8	2.1	0.4	0.1	0.2
Other	12.5	—	—	—	12.5

Total	$1,317.7	$181.8	$372.3	$82.3	$681.3

(1)	Excludes market value adjustments to long-term debt associated with qualifying hedges. For purposes of this table, we have assumed that the borrowings under MMP’s revolving credit facility as of December 31, 2005 will not be repaid until the maturity date of the facility.
(2)	MMP has an agreement with MGG GP to provide its direct operating and G&A services. This agreement has provisions for termination upon 90-day notice by either party. As a result of the termination provisions of this agreement and the requirement by MMP to pay only actual costs as they are incurred, we are unable to determine the actual amount of this commitment. The amount MMP paid for operating and G&A costs during 2005 was $124.7 million.
(3)	MMP has an agreement to supply a customer with approximately 450,000 barrels of petroleum products per month until the agreement expires in 2018. Related to this supply agreement, MMP has entered into certain forward contracts to purchase various petroleum products based on future product prices. This amount is an estimated value of MMP’s product purchase commitments at December 31, 2005, based on projected product prices.
(4)	On December 31, 2005, MMP had outstanding interest rate swap agreements to hedge against the fair value of $350.0 million of its long-term debt. Because future cash outflows under these agreements, if any, are uncertain, they have been excluded from this table.
(5)	Represents amounts MMP has accrued for long-term incentive compensation through December 31, 2005 based on when those existing liabilities will be settled. Management expects the amounts that will ultimately vest to these employees will exceed these amounts due to anticipated compensation liabilities that will be recognized over the remainder of the vesting periods and changes in MMP’s unit prices between December 31, 2005 and the date the unit awards actually vest.
(6)	On December 31, 2005, MMP entered into a 10-year agreement to reach contractual endpoint (as defined in the agreement) for 26 remediation sites. This contract obligates MMP to pay the remediation costs incurred by the contract counterparty associated with these 26 sites up to a maximum of $14.0 million. The amounts included in the table above represent our accrued environmental liabilities, as of December 31, 2005, associated with these 26 sites. For purposes of this table, we have assumed that these costs will be incurred ratably over the 10-year contract term. Additionally, we entered into an agreement with MMP to reimburse them for environmental costs associated with specific sites that were previously indemnified by Williams, up to $21.9 million and further, to the extent we did not spend $21.9 million for these environmental matters, we would reimburse any differences between our environmental expenditures for these sites and the $21.9 million to Williams. As of December 31, 2005, our remaining obligation under this agreement was $6.7 million. For purposes of this table, we assumed this amount would be spent ratably over the next five years.

Environmental

Various governmental authorities in the jurisdictions in which MMP conducts its operations subject it to environmental laws and regulations. MMP has accrued liabilities for estimated known site restoration costs to be incurred in the future at its facilities and properties, including liabilities for environmental remediation obligations at various sites where MMP has been identified as a possible responsible party. Under its accounting policies, MMP records liabilities when site restoration and environmental remediation obligations are either known or considered probable and can be reasonably estimated.

Prior to May 2004, Williams provided indemnifications to MMP for assets MMP previously acquired from Williams. The indemnifications primarily related to environmental items for periods during which Williams was the owner of those assets. In May 2004, we and MMP entered into an agreement with Williams under which Williams agreed to pay MMP $117.5 million to release Williams from those indemnification obligations. To date, MMP has received $62.5 million from Williams and expects to receive the remaining balance in installments of $20.0 million and $35.0 million on July 1 of 2006 and 2007, respectively. As of December 31, 2005, known liabilities that would have been covered by these indemnifications were $43.1 million. In addition, MMP has spent $17.4 million through December 31, 2005 that would have been covered by these indemnifications, including $6.6 million of capital costs.

At the time of our investment in MMP, we assumed obligations to indemnify MMP for $21.9 million of known environmental liabilities. The remaining indemnification obligation on December 31, 2005 was $6.7 million. We have entered into a reimbursement agreement under which MGG Midstream Holdings, L.P. will reimburse us for our obligations to indemnify MMP for these environmental liabilities.

In July 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act (the “Act”) served an information request to Williams based on a preliminary determination that Williams may have systematic problems with petroleum discharges from pipeline operations. That inquiry primarily focused on Magellan Pipeline, which MMP subsequently acquired in April 2002. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those spills also may have violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these spills if the EPA were to successfully seek and obtain injunctive relief. MMP has submitted all information requested to date. MMP has met with the EPA and the DOJ and anticipates negotiating a final settlement with both agencies in 2006. MMP has accrued an amount that is less than $22.0 million associated with this matter. Due to the uncertainties described above, it is reasonably possible that the amounts MMP has recorded for this environmental liability could change in the near term. Management is unable to determine with any accuracy what those amounts could be and they could be material to our results of operations and cash flows.

Other Items

Independent board member. During February 2006, our general partner’s board of directors appointed Walter R. Arnheim as an independent board member, bringing the total number of board members to six. The board intends to elect two additional independent directors in the near future.

Variable-rate terminalling agreement. MMP had a terminalling agreement with a third-party customer under which it provided storage rental and throughput fees based on discounted rates plus a variable fee, which was based on a percentage of the net profits from certain trading activities conducted by that customer. Under this agreement which expired on January 31, 2006, MMP recognized the storage rental and throughput fees as the services were performed; however, MMP would not receive revenue from the variable fee if the net trading profits fell below a specified amount or were negative. MMP earned approximately $6.4 million related to the shared trading profits which were not determinable until the end of the contract term. MMP elected to defer the recognition of revenue for its share of the net trading profits until the end of the contract term. As a result of settling this agreement at the end of its contract term, MMP expects its terminals revenues to increase and its operating profit and net income to be approximately $6.4 million higher during the first quarter of 2006. While MMP expects to continue to negotiate similar terminalling arrangements in the future, we cannot predict what future revenues, if any, will be recognized from such arrangements.

Hurricane impact. Hurricanes Katrina and Rita struck the Gulf Coast area of the United States during third-quarter 2005, resulting in damage to the petroleum industry’s infrastructure in that region. Many refineries in the Houston, Texas area shut down operations in preparation for the pending storms. MMP’s assets sustained only minor damage from these hurricanes, including two docks at its Marrero, Louisiana marine terminal. Although this terminal remains operational, MMP is in the process of replacing the damaged docks.

Supply disruptions of petroleum products occurred following the hurricanes because of delays in the return of Gulf Coast refineries to historical operating levels. Although MMP did experience lower transportation volumes on its petroleum products pipeline system and reduced throughput at its inland terminals during fourth-quarter 2005, our financial results were not materially impacted.

Galena Park marine terminal expansion. During late 2005 and early 2006, MMP executed a series of long-term terminalling agreements with several customers, which will require MMP to construct 30 new storage tanks at its Galena Park, Texas marine terminal. Tank construction has begun and MMP expects the new tanks to be placed into service during 2006 and 2007. We believe these new agreements will significantly contribute to MMP’s and our results of operations and cash flows once construction is complete and the 30 new tanks have been placed into service.

Line break and product release. On January 13, 2006, MMP experienced a line break and product release of approximately 3,200 barrels from its petroleum products pipeline near Independence, Kansas. MMP is in the process of estimating the repair and remediation costs associated with the release. MMP has insurance coverage for this incident with a deductible of $1.5 million. Management is unable to estimate with any degree of certainty what penalties, if any, might be assessed by the EPA or other governmental agency, associated with this release, which would not be covered by MMP’s insurance policy. MMP’s net cost for repair and remediation plus any penalties that may be assessed could be material to our results of operations or cash flows.

Impact of Inflation

Inflation is a factor in the United States economy and may increase the cost to acquire or replace property, plant and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation and MMP’s existing agreements, MMP has and will continue to pass through increased costs to its customers in the form of higher fees.

Critical Accounting Estimates

Our management has discussed the development and selection of the following critical accounting estimates with our general partner’s board of directors and they have reviewed and approved these disclosures.

Environmental Liabilities

The environmental liabilities we recognize on our consolidated balance sheets are related to MMP’s operations, with certain fair value adjustments associated with our acquisition of MMP in June 2003. MMP estimates the liabilities associated with environmental expenditures based on site-specific project plans for remediation, taking into account prior remediation experience. Remediation project managers evaluate each known case of environmental liability to determine what associated costs can be reasonably estimated and to ensure compliance with all applicable federal and state requirements. We believe the accounting estimate relative to environmental remediation costs to be a “critical accounting estimate” because: (1) estimated expenditures, which will generally be made over the next 1 to 10 years, are subject to cost fluctuations and could change materially, (2) unanticipated third-party liabilities may arise and (3) changes in federal, state and local environmental regulations could significantly increase the amount of the liability. The estimate for environmental liabilities is a critical accounting estimate for all three of MMP’s operating segments.

A defined process for project reviews is integrated into MMP’s System Integrity Plan. Specifically, MMP’s remediation project managers meet once a year with accounting, operations, legal and other personnel to evaluate, in detail, the known environmental liabilities associated with each of our operating units. The purpose of the annual project review is to assess all aspects of each project, evaluating what actions will be required to achieve regulatory compliance, estimating the costs associated with executing the regulatory phases that can be reasonably estimated and estimating the timing for those expenditures. During the site-specific evaluations, all known information is utilized in conjunction with professional judgment and experience to determine the appropriate approach to remediation and to assess liabilities. The general remediation process to achieve regulatory compliance consists of site investigation/delineation, site remediation and long-term monitoring. Each of these phases can, and often does, include unknown variables that complicate the task of evaluating the estimated costs to completion.

Each quarter, MMP re-evaluates its environmental estimates taking into account any new incidents that have occurred since the last annual meeting of the remediation project managers, any changes in the site situation and additional findings or changes in federal or state regulations. The estimated environmental liability accruals are adjusted as necessary. Changes in our environmental liabilities since December 31, 2003 are as follows (in millions):

Balance – January 1, 2004	$45.1
Accruals	30.3
Expenditures	(15.9)
Amortization of fair value adjustment	0.4

Balance – December 31, 2004	59.9
Accruals	12.3
Expenditures	(15.3)
Amortization of fair value adjustment	0.4

Balance – December 31, 2005	$57.3

In May 2004, MMP entered into an agreement with Williams under which Williams agreed to pay MMP $117.5 million to release Williams from its environmental and certain other of its environmental indemnification obligations to MMP. From the effective date of MMP’s environmental indemnification settlement with Williams, all accrual adjustments associated with amounts that would have been previously indemnified by Williams are no longer reimbursed and therefore reduce our net income.

During 2004, we increased our environmental liability accruals by $30.3 million as a result of: (a) $6.1 million of environmental liabilities assumed through MMP acquisitions completed during the year; (b) an increase of $5.3 million associated with a product release in the Kansas City area; (c) a notification MMP received during 2004 from the EPA of its intent to assess penalties against MMP related to certain specified pipeline releases; and (d) the quarterly and annual site assessments by MMP’s remediation project managers.

During 2005, MMP increased its environmental liability accruals by $12.3 million, of which $3.2 million related to pipeline product releases, $0.2 million related to acquisitions and the remainder was primarily attributable to MMP’s annual site assessment process.

Environmental liabilities at December 31, 2005 are based on estimates that are subject to change, and any changes to these estimates would impact our results of operations and financial position. For example, if our environmental liabilities increased by as much as 15% and assuming that none of this increase was covered by indemnifications or insurance, our expenses would increase by $8.6 million. Because we pay no income taxes, operating profit would decrease by the same amount which represents a decrease of 4% of our operating profit, minority interest expense would decrease by $6.5 million and net income would decrease by $2.1 million, or 18% of our net income for 2005. Such a change would increase our liabilities, decrease minority interests of subsidiary and decrease equity by less than 1%. The impact of such an increase in environmental costs would not materially affect our liquidity.

Depreciation Methods and Estimated Useful Lives of Property, Plant and Equipment

Property, plant and equipment is generally recorded at cost. Property, plant and equipment purchased under transactions accounted for as acquisition of businesses are recorded at fair value. When we acquired our interest in MMP in June 2003, we recorded MMP’s property, plant and equipment at 55% (our ownership interest on the date of the acquisition) of fair value and 45% of historical carry value. Property, plant and equipment is depreciated using the straight-line method over the asset’s estimated useful life. Depreciation is the systematic and rational allocation of an asset’s cost, less its residual value (if any), to the periods it benefits. Straight-line depreciation results in depreciation expense being incurred evenly over the life of the asset. At December 31, 2004 and 2005, the net book value of our property, plant and equipment was $1.9 billion and $2.0 billion, respectively and we recorded depreciation expense of $55.9 million and $70.3 million during 2004 and 2005, respectively.

The determination of an asset’s estimated useful life takes a number of factors into consideration, including technological change, normal depreciation and actual physical usage. If any of these assumptions subsequently change, the estimated useful life of the asset could change and result in an increase or decrease in depreciation expense. MMP’s terminals, pipelines and related equipment have estimated useful lives of three to 59 years, and with the step-up in basis we recorded, the weighted-average asset life is approximately 37 years. If the estimates of these asset lives changed such that the average estimated asset life was 32 years, our depreciation expense for 2005 would increase by $10.5 million and operating profit would decrease by the same amount, which represents a decrease of 5% of our operating profit and, assuming MMP’s net income allocation for the fourth quarter of 2005, net income would reduce $2.5 million or 22%. Such a change would decrease total assets and minority interests of subsidiary by less than 1% and equity by 1%. The impact of such an increase in depreciation costs would not have affected our liquidity.

New Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” FASB Statement No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and Accounting Principles Bulletin (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The guidance in this FSP is to be applied to reporting periods beginning after December 15, 2005. We adopted this FSP on January 1, 2006, and its adoption did not have a material impact on our financial position, results of operations or cash flows.

In October 2005, the FASB issued FSP No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” This FSP requires entities who incur rental costs associated with operating leases to expense such costs as a continuing operating expense. This FSP is required to be implemented beginning January 1, 2006 with early adoption permitted. We adopted the FSP on January 1, 2006, and its adoption did not have a material impact on our financial position, results of operations or cash flows.

In September 2005, the FASB issued Emerging Issue Task Force (“EITF”) issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty.” In EITF 04-13, the Task Force reached a tentative conclusion that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The tentative conclusions reached by the Task Force are required to be applied to transactions completed in reporting periods beginning after March 15, 2006. The adoption of this EITF will not have a material impact on our results of operations, financial position or cash flows.

In May 2005, the FASB published Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of every voluntary change in accounting principle unless it is impracticable to do so. SFAS No. 154 also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. We adopted SFAS No. 154 in January 2006, and its adoption did not have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment”, referred to as “SFAS No. 123R.” Additionally, in October 2005, the FASB issued FSP 123(R)–2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” This Statement and subsequent revisions establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. This Standard requires that all equity-based compensation awards to employees be recognized in the income statement based on their fair values, eliminating the alternative to use APB No. 25’s intrinsic value method. The Standard is effective as of the beginning of the first interim period that begins after December 31, 2005. This Standard applies to all awards granted after the required effective date but is not to be applied to awards granted in periods before the required effective date except to the extent that awards from prior periods are modified, repurchased or cancelled after the required effective date. MMP adopted the Statement on January 1, 2006, using the modified prospective application method. Under the modified prospective method, MMP was required to account for its equity-based incentive awards granted prior to January 1, 2006 using the fair value method as defined in SFAS No. 123 instead of its current methodology of using the intrinsic value method as defined in APB No. 25. Due to the structure of MMP’s awards, MMP recognizes compensation expense under APB No. 25 in much the same manner as that required under SFAS No. 123. Consequently, for the awards granted prior to January 1, 2006 the initial adoption and application of SFAS No. 123R did not have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB No. 29.” The guidance in APB No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance, however, included certain exceptions to that principle. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The initial adoption and application of SFAS No. 153 did not have a material impact on our financial position, results of operations or cash flows.

In May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Prescription Drug Act”).” FSP No. 106-2 superseded FSP No. 106-1, issued in January 2004. FSP No. 106-2 provides accounting guidance for employers that sponsor post-retirement health care plans which provide prescription drug benefits and receive the subsidy available under the Prescription Drug Act. FSP No. 106-2 also provides disclosure requirements about the effects of the subsidy for companies that offer prescription drug benefits. FAS No. 106-2 was effective on July 1, 2004 and did not have a material impact on our financial position, results of operations or cash flows.

Related Party Transactions

In March 2004, MMP acquired a 50% ownership interest in Osage Pipe Line Company, LLC (“Osage Pipeline”). In April 2004, MMP began operating the Osage pipeline, for which it is paid a fee. During 2004 and 2005, MMP received operating fees from Osage Pipeline of $0.5 million and $0.7 million, respectively, which are reported as affiliate management fee revenues in our consolidated statements of income. In 2004 MMP also received $0.3 million from Osage for fees to transition accounting, billing and other administrative functions. MMP recorded these fees as other income, which is netted into operating expenses in our results of operations.

On June 17, 2003, Williams sold to us its ownership interests in MMP. Costs and expenses related to activities between Williams and its affiliates and MMP after June 17, 2003, have been accounted for as unaffiliated third-party transactions. Transactions after June 17, 2003 between us and MMP and its other affiliates have been accounted for as affiliate transactions. The following table summarizes expenses from various affiliate companies with us which are reflected as expenses in the accompanying consolidated statements of income (in thousands):

	Year Ended December 31,
	2003	2004	2005
Affiliates of Williams—allocated G&A expenses	$23,880	$—	$—
Affiliates of Williams—allocated operating expenses	68,079	—	—
Affiliates of Williams—product purchases	472	—	—
MGG GP—allocated operating expenses	—	—	1,551
MGG GP—allocated G&A expenses	—	—	870

In June 2003, we entered into a services agreement with MMP pursuant to which we agreed to provide the employees necessary to conduct MMP’s operations. For the period June 18, 2003 (the date we acquired Williams’ ownership interests in MMP) through December 31, 2003, all of the personnel assigned to MMP remained employees of Williams. On June 18, 2003, we entered into a transition services agreement whereby Williams agreed to provide all of MMP’s operating and G&A functions through December 31, 2003. We allocated all costs we incurred with Williams under this transition services agreement to MMP and MMP reimbursed us for these costs, subject to our G&A expense reimbursement agreement with MMP. MMP reimbursed us for all payroll and benefit costs we incurred from January 1, 2004 through December 24, 2005. On December 24, 2005, all of our employees were transferred to MGG GP and our services agreement with MMP was terminated and a new services agreement between MMP and MGG GP was executed, whereby MGG GP agreed to provide all of the employees necessary to conduct MMP’s operations. As a result, MMP now reimburses MGG GP for those costs. Additionally, in June 2003, we entered into an agreement with MMP and Magellan GP, LLC whereby we agreed to reimburse MMP for G&A expenses (excluding equity-based compensation) in excess of a G&A cap as defined in the omnibus agreement. The amount of G&A costs that we were required to reimburse to MMP was $6.4 million and $3.3 million in 2004 and 2005, respectively. MMP settles its affiliate payroll and payroll-related expenses and post-retirement benefit costs with our general partner on a monthly basis. MMP settles its long-term pension liabilities through annual contributions to our general partner’s pension fund.

For the period January 1, 2003 through June 17, 2003, Williams allocated operating expenses to MMP’s general partner, which included all operating costs directly associated with MMP’s operations. Additionally, Williams allocated to MMP both direct and indirect G&A expenses, which were subject to an expense limitation.

Williams and certain of its affiliates had indemnified MMP against certain environmental costs. The environmental indemnifications MMP had with Williams were settled during 2004. Additionally, we agreed to assume certain of Williams’ indemnified obligations to MMP. See Note 18—Commitments and Contingencies for information relative to this settlement.

In January 2006, we entered into an agreement with MGG Midstream Holdings, L.P., which we refer to as the Reimbursement Agreement, pursuant to which it will reimburse us for:

•	any amounts we pay to MMP pursuant to our indemnity obligations to MMP related to certain of its environmental liabilities under the Purchase and Sale Agreement dated April 18, 2003, as amended, among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and us, pursuant to which we purchased the general partner of MMP;

•	any amounts we pay to MMP pursuant to our obligation to reimburse it for certain G&A expenses under the new omnibus agreement dated June 17, 2003, among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and Williams, and us; and

•	any expenses incurred but not paid that relate to the period prior to the closing of our initial public offering.

MGG Midstream Holdings, L.P. has escrowed $20.3 million, which we believe will be sufficient to satisfy its obligations to us under the Reimbursement Agreement.

Other Related Party Transactions. We are partially owned by an affiliate of the Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”). Two of the members of both our general partner’s eight member board of directors and Magellan GP, LLC’s eight member board of directors are nominees of CRF. On January 25, 2005, CRF, through affiliates, acquired an interest in the general partner of SemGroup, L.P. (“SemGroup”) and limited partner interests in SemGroup. CRF’s total combined general and limited partner interest in SemGroup is approximately 30%. One of the members of SemGroup’s general partner’s seven-member board of directors is a nominee of CRF, with three votes on such board. MMP, through is subsidiaries and affiliates, is a party to a number of transactions with SemGroup and its affiliates. These transactions include leasing storage tanks to and from SemGroup, buying and selling petroleum products from and to SemGroup and transporting petroleum products for SemGroup.

A summary of the transactions MMP had with SemGroup and its affiliates during 2005 is provided in the following table (in millions):

Year Ended December 31, 2005
Sales of petroleum products	$144.8
Purchases of petroleum products	90.0
Terminalling and other services revenues	5.9
Storage tank lease revenues	2.8
Storage tank lease expense	1.0

In addition to the above, MMP provides common carrier transportation services to SemGroup. As of December 31, 2005, MMP had recognized a receivable of $6.2 million from and a payable of $6.1 million to SemGroup and its affiliates. The receivable is included with the trade accounts receivable amounts and the payable is included with the accounts payable amounts on our consolidated balance sheets.

CRF also has an ownership interest in the general partner of Buckeye Partners, L.P. (“Buckeye”). In 2005, we incurred $0.3 million of operating expenses with Norco Pipe Line Company, LLC, which is a subsidiary of Buckeye.

Our general partner’s board of directors and Magellan GP, LLC’s board of directors has adopted a Board of Directors Conflict of Interest Policy and Procedures. In compliance with this policy, CRF has adopted procedures internally to assure that MMP’s proprietary and confidential information is protected from disclosure to SemGroup and Buckeye. As part of these procedures, none of the nominees of CRF will serve on our or Magellan GP, LLC’s board of directors and on SemGroup’s or Buckeye’s general partner’s board of directors at the same time.

Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, Magellan GP, LLC receives increasing percentages of MMP’s total distributions. Distributions to Magellan GP, LLC above the highest target level are at 50%. Because we own Magellan GP, LLC, we benefit from these distributions. The executive officers of our general partner collectively own approximately 2.9% of MGG Midstream Holdings, L.P., the owner of our general partner and therefore also indirectly benefit from these distributions. In 2004 and 2005, distributions paid to Magellan GP, LLC totaled $16.7 million and $30.1 million, respectively. In addition, during 2004 and 2005, we received distributions totaling $28.7 million and $5.0 million, respectively, related to our ownership of MMP common and subordinated units. Assuming MMP has sufficient available cash to continue to pay distributions on all of its outstanding units for four quarters at its current quarterly distribution level of $0.5525 per unit, Magellan GP, LLC would receive distributions of approximately $51.4 million in 2006 on its combined 2% general partner interest and incentive distribution rights.

Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K include forward-looking statements that discuss our expected future results based on current and pending business operations.

Forward-looking statements can be identified by words such as “anticipates,” “believes,” “expects,” “estimates,” “forecasts,” “projects” and other similar expressions. Although we believe our forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document.

The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

•	our ability to pay distributions to our unitholders;

•	our expected receipt of distributions from MMP;

•	price fluctuations for natural gas liquids and refined petroleum products;

•	overall demand for natural gas liquids, refined petroleum products, natural gas, oil and ammonia in the United States;

•	weather patterns materially different than historical trends;

•	development of alternative energy sources;

•	changes in demand for storage in MMP’s petroleum products terminals;

•	changes in supply patterns for MMP’s marine terminals due to geopolitical events;

•	our and MMP’s ability to manage interest rate and commodity price exposures;

•	changes in MMP’s tariff rates implemented by the FERC, the United States Surface Transportation Board and state regulatory agencies;

•	shut-downs or cutbacks at major refineries, petrochemical plants, ammonia production facilities or other businesses that use or supply MMP’s services;

•	changes in the throughput or interruption in service on petroleum products pipelines owned and operated by third parties and connected to MMP’s petroleum products terminals or petroleum products pipeline system;

•	loss of one or more of MMP’s three customers on its ammonia pipeline system;

•	an increase in the competition MMP’s operations encounter;

•	the occurrence of an operational hazard or unforeseen interruption for which MMP is not adequately insured;

•	the treatment of us or MMP as a corporation for federal income tax purposes or if we or MMP become subject to entity-level taxation for state tax purposes;

•	MMP’s ability to make and integrate acquisitions and successfully complete its business strategy;

•	changes in general economic conditions in the United States;

•	changes in laws or regulations to which we and MMP are subject, including tax withholding issues, safety, environmental and employment laws and regulations;

•	the cost and effects of legal and administrative claims and proceedings against us or MMP and its subsidiaries;

•	the amount of MMP’s indebtedness, which could make MMP vulnerable to general adverse economic and industry conditions, limit MMP’s ability to borrow additional funds, place MMP at competitive disadvantages compared to its competitors that have less debt or could have other adverse consequences;

•	MGG Midstream Holdings, L.P.’s term loan could restrict our ability to issue debt;

•	a change of control of MMP’s general partner, which could, under certain circumstances, result in MMP’s debt or the debt of its subsidiaries becoming due and payable;

•	the condition of the capital markets in the United States;

•	the effect of changes in accounting policies;

•	the potential that our or MMP’s internal controls may not be adequate, weaknesses may be discovered or remediation of any identified weaknesses may not be successful and the impact these could have on our unit price;

•	Williams’ and other third-parties’ ability to pay the amounts owed to MMP under its indemnification agreements;

•	conflicts of interests between us, our general partner, MMP and MMP’s general partner;

•	the ability of our general partner or MMP’s general partner and its affiliates to enter into certain agreements which could negatively impact our or MMP’s financial position, results of operations and cash flows;

•	supply disruption; and

•	global and domestic economic repercussions from terrorist activities and the government’s response thereto.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

MMP may be exposed to market risk through changes in commodity prices and interest rates. MMP does not have foreign exchange risks. We have established policies to monitor and control these market risks. MMP also enters into derivative agreements to help manage our exposure to commodity price and interest rate risks.

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which MMP is exposed is interest rate risk. As of December 31, 2005, MMP had no variable interest debt outstanding; however, because of certain interest rate swap agreements discussed below, it is exposed to $350.0 million of interest rate market risk. If interest rates change by 0.25%, MMP’s annual interest expense would change by $0.9 million.

During May 2004, MMP entered into four separate interest rate swap agreements to hedge against changes in the fair value of a portion of the Magellan Pipeline Series B senior notes. It has accounted for these interest rate hedges as fair value hedges. The notional amounts of the interest rate swap agreements total $250.0 million. Under the terms of the agreements, MMP receives 7.7% (the interest rate of the Magellan Pipeline Series B senior notes) and pays LIBOR plus 3.4%. These hedges effectively convert $250.0 million of MMP’s fixed-rate debt to floating-rate debt. The interest rate swap agreements began on May 25, 2004 and expire on October 7, 2007. Payments settle in April and October of each year with LIBOR set in arrears.

During October 2004, MMP entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016. It has accounted for this interest rate hedge as a fair value hedge. The notional amount of the interest rate swap agreement is $100.0 million. Under the terms of the agreement, MMP receives 5.65% (the interest rate of the $250.0 million senior notes) and pays LIBOR plus 0.6%. This hedge effectively converts $100.0 million of MMP’s 5.65% fixed-rate debt to floating-rate debt. The interest rate swap agreement began on October 15, 2004 and expires on October 15, 2016. Payments settle in April and October of each year with LIBOR set in arrears.

As of December 31, 2005, MMP had entered into futures contracts for the acquisition of approximately 0.9 million barrels of petroleum products. The notional value of these agreements, with maturity dates during the first quarter of 2006, was approximately $65.8 million.

As of December 31, 2005, MMP had entered into futures contracts for the sale of approximately 0.3 million barrels of petroleum products. The notional value of these agreements, with maturity dates during the first quarter of 2006, was approximately $22.5 million.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Magellan Midstream Holdings GP, LLC

General Partner of Magellan Midstream Holdings, L.P.

and the Limited Partners of Magellan Midstream Holdings, L.P.

We have audited the accompanying consolidated balance sheets of Magellan Midstream Holdings, L.P. as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows and partners’ capital (deficit) for each of the two years in the period ended December 31, 2005 and the period from June 18, 2003 through December 31, 2003. We have also audited the accompanying consolidated statements of income, cash flows and owners’ equity of Magellan Midstream Holdings, L.P. Predecessor for the period from January 1, 2003 through June 17, 2003. These financial statements are the responsibility of Magellan Midstream Holdings, L.P.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of Magellan Midstream Holdings, L.P.’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Magellan Midstream Holdings, L.P.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magellan Midstream Holdings, L.P. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 and the period from June 18, 2003 through December 31, 2003, and the consolidated results of operations and cash flows of Magellan Midstream Holdings, L.P. Predecessor for the period from January 1, 2003 though June 17, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Tulsa, Oklahoma

March 8, 2006

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

	(Predecessor) January 1, 2003 Through June 17,	June 18, 2003 Through December 31,	Year Ended December 31,
	2003	2003	2004	2005
Transportation and terminals revenues:
Third party	$155,637	$200,898	$419,102	$500,196
Affiliate	13,122	—	—	—
Product sales revenues:
Third party	41,692	69,830	275,784	636,209
Affiliate	790	—	—	—
Affiliate management fee revenues	—	—	488	667

Total revenues	211,241	270,728	695,374	1,137,072
Costs and expenses:
Operating	66,192	92,444	177,831	217,713
Environmental	1,951	25,693	43,989	12,007
Environmental reimbursements	(1,258)	(24,115)	(41,398)	—
Product purchases	38,129	61,837	254,944	581,503
Depreciation and amortization	16,936	26,821	57,196	71,655
General and administrative	23,126	30,747	54,240	61,506

Total costs and expenses	145,076	213,427	546,802	944,384
Equity earnings	—	—	1,602	3,104

Operating profit	66,165	57,301	150,174	195,792
Interest expense	16,232	26,015	42,291	61,551
Interest income	(483)	(1,577)	(5,557)	(9,278)
Debt prepayment premium	—	—	12,666	—
Write-off of unamortized debt placement costs	—	1,349	9,820	6,413
Minority interest expense	21,092	20,879	69,632	124,623
Debt placement fee amortization	1,219	1,742	2,568	2,247
Other income	—	(92)	(949)	(1,312)

Net income	$28,105	$8,985	$19,703	$11,548

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$31,568	$36,563
Restricted cash	5,847	5,537
Marketable securities	108,052	—
Accounts receivable (less allowance for doubtful accounts of $133 at December 31, 2004 and 2005)	36,054	49,373
Other accounts receivable	36,357	24,939
Inventory	43,397	78,155
Other current assets	6,454	6,124

Total current assets	267,729	200,691
Property, plant and equipment, at cost	2,152,920	2,282,489
Less: accumulated depreciation	257,134	315,621

Net property, plant and equipment	1,895,786	1,966,868
Equity investments	25,084	24,888
Long-term receivables	56,063	39,516
Goodwill	9,964	12,387
Other intangibles (less accumulated amortization of $2,211 and $3,607 at December 31, 2004 and 2005, respectively)	10,118	10,221
Debt placement costs (less accumulated amortization of $3,377 and $4,989 at December 31, 2004 and 2005, respectively)	12,319	6,738
Other noncurrent assets	5,641	3,686

Total assets	$2,282,704	$2,264,995

LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities:
Accounts payable	$20,675	$25,829
Affiliate accounts payable	—	119
Affiliate payroll and benefits	18,542	17,028
Accrued interest payable	10,493	9,628
Accrued taxes other than income	16,432	17,808
Environmental liabilities	33,160	30,840
Deferred revenue	12,958	17,522
Accrued product purchases	17,313	34,772
Accrued product shortages	7,507	—
Current portion of long-term debt	43,230	14,345
Other current liabilities	14,279	19,017

Total current liabilities	194,589	186,908
Long-term debt	1,019,240	787,194
Long-term affiliate pension and benefits	15,849	18,015
Other deferred liabilities	73,236	66,087
Environmental liabilities	26,753	26,439
Minority interests of subsidiary	996,152	1,395,578
Commitments and contingencies
Partners’ deficit:
Limited partners’ deficit	(41,688)	(213,667)
General partner equity	14	14
Accumulated other comprehensive loss	(1,441)	(1,573)

Total partners’ deficit	(43,115)	(215,226)

Total liabilities and partners’ deficit	$2,282,704	$2,264,995

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	(Predecessor) January 1, 2003 Through June 17,	June 18, 2003 Through December 31,	Year Ended December 31,
	2003	2003	2004	2005
Operating Activities:
Net income	$28,105	$8,985	$19,703	$11,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,936	26,821	57,196	71,655
Debt placement fee amortization	1,219	1,742	2,568	2,247
Debt prepayment penalty	—	—	12,666	—
Write-off of unamortized debt placement costs	—	1,349	9,820	6,413
Loss on sale and retirement of assets	1,996	1,914	7,247	9,803
Gain on interest rate hedge	—	—	(953)	(1,035)
Equity earnings	—	—	(1,602)	(3,104)
Distributions from equity investment	—	—	1,550	3,300
Minority interest expense	21,092	20,879	69,632	124,623
Changes in operating assets and liabilities (Note 5)	(15,009)	31,182	43,600	(2,265)

Net cash provided by operating activities	54,339	92,872	221,427	223,185
Investing Activities:
Purchases of marketable securities	—	—	(354,805)	(70,625)
Sales of marketable securities	—	—	246,753	178,677
Additions to property, plant and equipment	(9,522)	(23,314)	(53,545)	(92,791)
Proceeds from sale of assets	355	3,679	1,794	2,994
Equity investments	—	—	(25,032)	—
Partial buyout of third-party supply agreement	—	—	—	(7,566)
Acquisitions of businesses	—	(534,986)	(25,441)	(55,263)
Acquisition of assets	—	(15,346)	(522,300)	(10,863)

Net cash used by investing activities	(9,167)	(569,967)	(732,576)	(55,437)
Financing Activities:
Distributions paid	(42,975)	(173,034)	(322,545)	(581,280)
Borrowings under revolver	—	—	—	13,000
Borrowings under credit facility	—	90,000	50,000	—
Payments on credit facility	—	(90,000)	(140,000)	—
Borrowings under short-term notes	—	—	300,000	—
Payments on short-term notes	—	—	(300,000)	—
Borrowings under long-term notes	—	200,000	749,182	275,000
Payments on long-term notes	—	(34,505)	(345,515)	(540,100)
Capital contributions by affiliate	3,912	333,833	2,286	272,456
Sales of common units of subsidiary to public (less underwriters’ commissions and payment of formation and offering costs)	—	247,733	407,163	400,167
Debt placement costs	(292)	(10,429)	(13,003)	(3,079)
Payment of debt prepayment premium	—	—	(12,666)	—
Net settlement of interest rate hedges	—	—	(207)	1,035
Other	—	—	(37)	48

Net cash provided by (used in) financing activities	(39,355)	563,598	374,658	(162,753)

Change in cash and cash equivalents	5,817	86,503	(136,491)	4,995
Cash and cash equivalents at beginning of period	75,739	81,556	168,059	31,568

Cash and cash equivalents at end of period	$81,556	$168,059	$31,568	$36,563

Supplemental non-cash financing activities:
Contributions by affiliate of property, plant and equipment and other assets and liabilities.	$28,495	$—	$—	$—

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P. (PREDECESSOR ENTITY)

CONSOLIDATED STATEMENT OF OWNER’S EQUITY

(In thousands)

Period from January 1, 2003 to June 17, 2003
Partners’ capital at beginning of period	$111,589
Comprehensive income:
Net income	28,105
Amortization of loss on cash flow hedge	90
Net loss on cash flow hedge	—

Total comprehensive income	28,195
Capital contributions	32,407
Acquisition of Predecessor equity by Successor	(147,453)
Distributions	(24,390)
Other	(348)

Owner’s equity at end of period	$—

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)

(In thousands)

	Period from June 18, 2003 to December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Partners’ capital (deficit) at beginning of period	$—	$189,571	$(43,115)
Comprehensive income:
Net income	8,985	19,703	11,548
Amortization of loss on cash flow hedges	110	9	210
Net loss on interest rate hedges	—	(1,160)	—
Additional minimum pension liability	—	—	(343)

Total comprehensive income	9,095	18,552	11,415
Capital contributions	333,833	2,286	272,456
Distributions	(153,000)	(251,000)	(455,916)
Other	(357)	(2,524)	(66)

Partners’ capital (deficit) at end of period	$189,571	$(43,115)	$(215,226)

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Description of Business

Unless indicated otherwise, the terms “our,” “we,” “us” and similar language refer to Magellan Midstream Holdings, L.P. We were formed in April 2003 as WEG Acquisitions, L.P., a Delaware limited partnership, to hold ownership interests in Magellan Midstream Partners, L.P. (“MMP”) and Magellan GP, LLC. WEG Acquisitions, L.P. was renamed Magellan Midstream Holdings, L.P. effective September 1, 2003. Magellan Midstream Holdings GP, LLC (“MGG GP”), serves as our general partner.

Magellan GP, LLC currently owns a 2% general partner interest in MMP and serves as its general partner. Magellan GP, LLC, formerly WEG GP, LLC (“Predecessor”), was acquired by us on June 17, 2003, (see Note 3—Acquisition of MMP and Magellan GP, LLC) in a purchase business combination recorded under the “push-down” method of accounting, which resulted in a new basis of accounting beginning June 17, 2003. WEG GP, LLC was renamed Magellan GP, LLC effective September 1, 2003.

MMP, a publicly traded Delaware partnership, together with its subsidiaries was formed in August 2000, as Williams Energy Partners L.P., a Delaware limited partnership, to own, operate and acquire a diversified portfolio of complementary energy assets. The Williams Companies, Inc. (“Williams”) formed MMP by contributing entities under its common control. Williams Energy Partners L.P., was renamed Magellan Midstream Partners, L.P. effective September 1, 2003.

Description of Business

We have no operating assets other than through our ownership interest in Magellan GP, LLC, which owns a 2% general partner interest in MMP and its incentive distribution rights. MMP owns and operates a petroleum products pipeline system, petroleum products terminals and an ammonia pipeline system, which are described below.

Petroleum Products Pipeline System. MMP’s petroleum products pipeline system includes 8,500 miles of pipeline and 45 terminals that provide transportation, storage and distribution services. MMP’s petroleum products pipeline system covers a 13-state area extending from Texas through the Midwest to Colorado, North Dakota, Minnesota, Wisconsin and Illinois. The products transported on MMP’s pipeline system are primarily gasoline, diesel fuels, LPGs and aviation fuels. Product originates on the system from direct connections to refineries and interconnects with other interstate pipelines for transportation and ultimate distribution to retail gasoline stations, truck stops, railroads, airlines and other end-users. As part of a pipeline system acquisition during October 2004, MMP assumed an agreement to supply petroleum products to a customer in the west Texas markets. The purchase, transportation and resale of petroleum products associated with this supply agreement are included in the petroleum products pipeline segment. MMP acquired an ownership interest in Osage Pipeline Company, LLC (“Osage Pipeline”) during 2004. This system includes the 135-mile Osage pipeline, which transports crude oil from Cushing, Oklahoma to El Dorado, Kansas and has connections to National Cooperative Refining Association’s (“NCRA”) refinery in McPherson, Kansas and the Frontier refinery in El Dorado, Kansas. In July 2003, MMP acquired a petroleum products blending operation which is also included in the petroleum products pipeline system segment.

Petroleum Products Terminals. Most of MMP’s petroleum products terminals are strategically located along or near third-party pipelines or petroleum refineries. The petroleum products terminals provide a variety of services such as distribution, storage, blending, inventory management and additive injection to a diverse customer group including governmental customers and end-users in the downstream refining, retail, commercial trading, industrial and petrochemical industries. Products stored in and distributed through the petroleum products terminal network include refined petroleum products, blendstocks and heavy oils and feedstocks. The terminal network consists of marine terminals and inland terminals. In September 2005, MMP acquired a refined petroleum products terminal in Wilmington, Delaware (see Note 6—Acquisitions), increasing the number of marine terminals it operates to seven. Five of MMP’s marine terminal facilities are located along the Gulf Coast and two marine terminal facilities are located on the East Coast. As of December 31, 2005, MMP owned 29 inland terminals located primarily in the southeastern United States.

Ammonia Pipeline System. The ammonia pipeline system consists of an ammonia pipeline and six company-owned terminals. Shipments on the pipeline primarily originate from ammonia production plants located in Borger, Texas and Enid and Verdigris, Oklahoma for transport to terminals throughout the Midwest. The ammonia transported through the system is used primarily as nitrogen fertilizer.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies

Basis of Presentation. Our ownership of MMP has historically included our ownership of limited partner interests of MMP, our ownership of Magellan GP, LLC, which is MMP’s general partner, and our ownership of the incentive distribution rights in MMP. Our sole ownership of Magellan GP, LLC currently provides us with a 2.0% general partner interest in MMP. Our general partner interest gives us control of MMP as the limited partner interests of MMP: (i) do not have the substantive ability to dissolve MMP, (ii) can remove Magellan GP, LLC as MMP’s general partner only with a supermajority vote of the MMP limited partner units and the MMP limited partner units which can be voted in such an election are restricted, and (iii) the MMP limited partners do not possess substantive participating rights in MMP’s operations. Therefore, our consolidated financial statements include the assets, liabilities and cash flows of Magellan GP, LLC and MMP.

At December 31, 2005, we had no substantial assets and liabilities, other than those of MMP, which we consolidate. Our consolidated balance sheet includes a minority interests in subsidiary that reflects the proportion of MMP owned by its partners other than us. Also, our consolidated balance sheets reflect adjustments to the historical cost reflected on MMP’s balance sheet for the fair value of our proportionate share of MMP’s assets and liabilities at the time of our acquisition of MMP and Magellan GP, LLC (see Note 3—Acquisition of MMP and Magellan GP, LLC for further details). Additionally, our balance sheet at December 31, 2004 includes amounts for our own indebtedness and related debt placement costs. As of December 31, 2005, our only cash-generating asset is our ownership interest in Magellan GP, LLC, which owns the general partner interest and incentive distribution rights in MMP. Therefore, our cash flows are dependent upon MMP’s ability to make cash distributions and the distributions we receive are subject to MMP’s cash distribution policies.

The minority interests of subsidiary on our balance sheet reflects the outside ownership interest of MMP when taking into consideration the allocations made related to Magellan GP, LLC’s incentive distribution rights. MMP’s outside ownership interest was 61.2% at December 31, 2003, 77.3% at December 31, 2004 and 98.0% at December 31, 2005.

Our consolidated financial statements include the petroleum products pipeline system, the petroleum products terminals and the ammonia pipeline system. All intercompany transactions have been eliminated.

In March 2005, Magellan GP, LLC’s board of directors approved a two-for-one split of MMP’s units, effective April 12, 2005. We have retroactively changed the number of MMP’s units and the per unit amounts of distributions to give effect for this two-for-one split for all periods presented in this report.

Reclassifications. Certain previously reported balances have been classified differently to conform to current year presentation. Net income was not affected by these reclassifications.

Use of Estimates. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of our consolidated financial statements, as well as the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.

Regulatory Reporting. MMP’s petroleum products pipelines are subject to regulation by the Federal Energy Regulatory Commission (“FERC”), which prescribes certain accounting principles and practices for the annual Form 6 Report filed with the FERC that differ from those used in these financial statements. Such differences relate primarily to capitalization of interest, accounting for gains and losses on disposal of property, plant and equipment and other adjustments. MMP follows generally accepted accounting principles (“GAAP”) where such differences of accounting principles exist.

Cash Equivalents. Cash and cash equivalents include demand and time deposits and other highly marketable securities with original maturities of three months or less when acquired.

Restricted Cash. Restricted cash includes cash held by us pursuant to the provisions of our term loan, which was repaid in December 2005, and cash held by MMP pursuant to the terms of the Magellan Pipeline Company, L.P. (“Magellan Pipeline”) notes (see Note 13—Debt).

Marketable Securities. Marketable securities consist of highly liquid debt securities with a maturity of greater than three months when purchased. Investments were classified in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities were classified as “available-for-sale” and reported at fair value with related unrealized gains and losses in the value of such securities recorded as a component of partners’ capital until realized. There were no unrealized gains or losses on our marketable securities at December 31, 2004.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, marketable securities, determined on a specific identification method, were $108.1 million, which consisted of $55.6 million of auction-rate preferred securities and $52.5 million of asset-backed notes. Interest rates on these AAA-rated securities were set in auction every 7 to 28 days, which limited our exposure to interest rate risk. These securities had various ultimate maturities, most of which were greater than 10 years.

Inventory Valuation. Inventory is comprised primarily of refined petroleum products, natural gas liquids and additives, which are stated at the lower of average cost or market.

Trade Receivables and Allowance for Doubtful Accounts. Trade receivables represent valid claims against non-affiliated customers and are recognized when products are sold or services are rendered. MMP extends credit terms to certain customers based on historical dealings and to other customers after a review of various credit indicators, including the customers’ credit rating. An allowance for doubtful accounts is established for all or any portion of an account where collections are considered to be at risk and reserves are evaluated no less than quarterly to determine their adequacy. Judgments relative to at-risk accounts include the customers’ current financial condition, the customers’ historical relationship with MMP and current and projected economic conditions. Trade receivables are written off when the account is deemed uncollectible.

Property, Plant and Equipment. Property, plant and equipment consist primarily of pipeline, pipeline-related equipment, storage tanks and terminal facility equipment and are stated at cost or, upon acquisition of a business, at the fair value of the assets acquired. At the time of our acquisition of general and limited partner interests in MMP on June 17, 2003, we recorded MMP’s property, plant and equipment at 54.6% of their fair values (see Note 3—Acquisition of MMP and Magellan GP, LLC) and at 46.4% of their historical carrying values as of June 17, 2003.

Assets are depreciated individually on a straight-line basis over their useful lives. Management assigns these lives based on reasonable estimates when the asset is placed into service. Subsequent events could cause management to change its estimates, which would impact the future calculation of depreciation expense. The depreciation rates for most of MMP’s pipeline assets are approved and regulated by the FERC. Assets with the same useful lives and similar characteristics are depreciated using the same rate. The individual components of certain assets, such as tanks, are grouped together into a composite asset. Those assets are depreciated using a composite rate. The range of depreciable lives by asset category is detailed in Note 8—Property, Plant and Equipment.

The cost of property, plant and equipment sold or retired and the related accumulated depreciation is removed from the accounts and any associated gains or losses are recorded in the income statement in the period of sale or disposition.

Expenditures to replace existing assets are capitalized and the replaced assets are retired. Expenditures associated with existing assets are capitalized when they improve the productivity or increase the useful life of the asset. Expenditures for maintenance, repairs and minor replacements are charged to operating expense in the period incurred. Direct costs such as labor and materials are capitalized as incurred. Indirect project costs, such as overhead, are capitalized based on a percentage of direct labor charged to the respective capital project. MMP capitalizes interest for capital projects with expenditures over $0.5 million that require three months or longer to complete.

Asset Retirement Obligation. We adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” effective January 1, 2003. SFAS No. 143 requires the fair value of a liability related to the retirement of long-lived assets be recorded at the time a legal obligation is incurred, if the liability can be reasonably estimated. When the liability is initially recorded, the carrying amount of the related asset is increased by the same amount. Over time, the liability is accreted to its future value, with the accretion recorded to expense. In March 2005, the FASB issued Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations (as amended).” FIN No. 47 clarified that where there is an obligation to perform an asset retirement activity, even though uncertainties exist about the timing or method of settlement, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be determined.

MMP’s operating assets generally consist of underground refined products pipelines and related facilities along rights-of-way and above-ground storage tanks and related facilities. MMP’s rights-of-way agreements typically do not require the dismantling, removal and reclamation of the rights-of-way upon permanent removal of the pipelines and related facilities from service. Additionally, management is unable to predict when, or if, MMP’s pipelines, storage tanks and related facilities would become completely obsolete and require decommissioning. Accordingly, except for a $0.8 million liability

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

associated with anticipated tank bottom replacements, we have recorded no liability or corresponding asset in conjunction with SFAS No. 143 and FIN No. 47 because both the amounts and future dates of when such costs might be incurred are indeterminable.

Equity Investments. We account for investments greater than 20% in affiliates, which we do not control, by the equity method of accounting. Under this method, an investment is recorded at our acquisition cost, plus our equity in undistributed earnings or losses since acquisition, less distributions received and less amortization of excess net investment. Excess investment is the amount by which our initial investment exceeds our proportionate share of the book value of the net assets of the investment. We evaluate equity method investments for impairment annually or whenever events or circumstances indicate that there is a loss in value of the investment which is other-than-temporary. In the event that we determine that the loss in value of an investment is other-than-temporary, we would record a charge to earnings to adjust the carrying value to fair value. We recorded no equity investment impairments during 2003, 2004 or 2005.

Goodwill and Other Intangible Assets. We have adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this Statement, beginning on January 1, 2002, goodwill, which represents the excess of cost over fair value of assets of businesses acquired, is no longer amortized but is evaluated periodically for impairment. Goodwill at December 31, 2004 and 2005 was $10.0 million and $12.4 million, respectively. The increase in goodwill was due to goodwill recognized from MMP’s acquisition of the Wilmington, Delaware terminal in September 2005, partially offset by amounts recorded for a contingent purchase price adjustment associated with a terminal acquired in 2001.

The determination of whether goodwill is impaired is based on management’s estimate of the fair value of our reporting units as compared to their carrying values. Critical assumptions used in our estimates included: (i) time horizon of 20 years, (ii) revenue growth of 2.5% per year and expense growth of 3.0% per year, except for depreciation expense growth of 1% per year, (iii) weighted-average cost of capital of 9.0% based on assumed cost of debt of 6%, assumed cost of equity of 12.0% and a 50%/50% debt-to-equity ratio, and (iv) 8 times EBITDA multiple for terminal value. We selected October 1 as our impairment measurement test date and have determined that our goodwill was not impaired as of October 1, 2003, 2004 or 2005. If impairment were to occur, the amount of the impairment recognized would be determined by subtracting the implied fair value of the reporting unit goodwill from the carrying amount of the goodwill.

Other intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years up to 25 years. Amortization of other intangible assets was $0.1 million for the period from January 1, 2003 through June 17, 2003, $0.7 million for the period from June 18, 2003 through December 31, 2003, $1.3 million during 2004 and $1.4 million during 2005.

Judgments and assumptions are inherent in management’s estimates used to determine the fair value of MMP’s operating segments. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the financial statements.

Impairment of Long-Lived Assets. In January 2002, MMP adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with this Statement, MMP evaluates its long-lived assets of identifiable business activities, other than those held for sale, for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment were to occur, the amount of the impairment recognized would be calculated as the excess of the carrying amount of the asset over the fair value of the assets, as determined either through reference to similar asset sales or by estimating the fair value using a discounted cash flow approach.

Long-lived assets to be disposed of through sales of assets that meet specific criteria are classified as “held for sale” and are recorded at the lower of their carrying value or the estimated fair value less the cost to sell. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

Judgments and assumptions are inherent in management’s estimate of undiscounted future cash flows used to determine recoverability of an asset and the estimate of an asset’s fair value used to calculate the amount of impairment to recognize. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the financial statements. No impairments have been recognized relative to long-lived assets during 2003, 2004 or 2005.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Lease Financings. Direct financing leases are accounted for such that the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor is recorded as the gross investment in the lease. The net investment in the lease is the difference between the total minimum lease payment receivable and the associated unearned income.

Debt Placement Costs. Costs incurred for debt borrowings are capitalized as paid and amortized over the life of the associated debt instrument using the effective interest method. When debt is retired before its scheduled maturity date, any remaining placement costs associated with that debt are written off.

Capitalization of Interest. Interest on borrowed funds is capitalized on projects during construction based on the approximate average interest rate of MMP’s debt. MMP capitalizes interest on all construction projects requiring three months or longer to complete with total costs exceeding $0.5 million. Capitalized interest was less than $0.1 million for both the periods of January 1, 2003 through June 17, 2003, and June 18, 2003 through December 31, 2003. Capitalized interest was $0.4 million and $0.8 million for the years ended December 31, 2004 and 2005, respectively.

Pension and Post-Retirement Medical and Life Benefit Obligations. Beginning January 1, 2004, we maintained defined benefit plans and a defined contribution plan, which provided retirement benefits to substantially all of our employees. In December 2005, all of our employees were transferred to MGG GP and accordingly the defined benefit plans and defined contribution plan were also transferred to MGG GP (see Note 11—Employee Benefit Plans). The affiliate pension and post-retirement medical and life liabilities reported on our consolidated balance sheets represent the funded status of the present value of benefit obligations net of unrecognized prior service costs/credits and unrecognized actuarial gains/losses of the aforementioned plans.

Paid-Time Off Benefits. Affiliate liabilities for paid-time off benefits are recognized for all employees performing services for MMP when earned by those employees. We recognized affiliate paid-time off liabilities of $6.2 million and $6.8 million at December 31, 2004 and 2005, respectively. These balances represent the remaining vested paid-time off benefits of employees who support MMP. Affiliate liabilities for paid-time off are reflected in the accrued affiliate payroll and benefits balances of the consolidated balance sheets.

Derivative Financial Instruments. We account for hedging activities in accordance with SFAS No. 133, “Accounting for Financial Instruments and Hedging Activities,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 133” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These statements establish accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet at fair value as either assets or liabilities.

For those instruments that qualify for hedge accounting, the accounting treatment depends on each instrument’s intended use and how it is designated. Derivative financial instruments qualifying for hedge accounting treatment can generally be divided into two categories: (1) cash flow hedges and (2) fair value hedges. Cash flow hedges are executed to hedge the variability in cash flows related to a forecasted transaction. Fair value hedges are executed to hedge the value of a recognized asset or liability. At inception of a hedged transaction, we document the relationship between the hedging instrument and the hedged item, the risk management objectives and the methods used for assessing and testing correlation and hedge effectiveness. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows or fair value of the hedge item. Furthermore, we assess the creditworthiness of the counterparties to manage against the risk of default. If we determine that a derivative, originally designed as a cash flow or fair value hedge, is no longer highly effective as a hedge, we discontinue hedge accounting prospectively by including changes in the fair value of the derivative in current earnings.

Derivatives that qualify for and for which we designate as normal purchases and sales are exempted from the fair value accounting requirements of SFAS No.’s 133, 138 and 149 and are accounted for using traditional accrual accounting. As of December 31, 2004 and 2005, MMP had commitments under futures contracts for product purchases that will be accounted for as normal purchases totaling approximately $66.6 million and $65.8 million, respectively. Additionally, MMP had commitments at December 31, 2005 under future contracts for product sales that will be accounted for as normal sales totaling approximately $22.5 million.

We generally report gains, losses and any ineffectiveness from interest rate derivatives in our results of operations separately. We recognize the effective portion of hedges against changes in interest rates as adjustments to other comprehensive income. We record the non-current portion of unrealized gains or losses associated with fair value hedges on long-term debt as adjustments to long-term debt on the balance sheet with the current portion recorded as adjustments to interest expense.

The derivative gains and losses and minimum pension liabilities included in accumulated other comprehensive loss is as follows (in thousands):

	Derivative Gains (Losses)	Minimum Pension Liability	Accumulated Other Comprehensive Loss
Balance, January 1, 2003	$(971)	$—	$(971)
Amortization of loss on cash flow hedges	200	—	200
MMP acquisition adjustment	481	—	481

Balance, December 31, 2003	(290)	—	(290)
Amortization of loss on cash flow hedges	9	—	9
Net loss on cash flow hedges	(1,160)	—	(1,160)

Balance, December 31, 2004	(1,441)	—	(1,441)
Amortization of loss on cash flow hedges	210	—	210
Additional minimum pension liability	—	(343)	(343)
Other	1	—	1

Balance, December 31, 2005	$(1,230)	$(343)	$(1,573)

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Revenue Recognition. Petroleum pipeline and ammonia transportation revenues are recognized when shipments are complete. Injection service fees associated with customer proprietary additives are recognized upon injection to the customer’s product, which occurs at the time the product is delivered. Leased tank storage, pipeline capacity leases, terminalling, throughput, ethanol loading and unloading services, laboratory testing and data services, pipeline operating fees and other miscellaneous service-related revenues are recognized upon completion of contract services. Product sales are recognized upon delivery of the product to customers.

Variable-rate terminalling agreement. MMP had a terminalling agreement with a third-party customer under which it provided storage rental and throughput fees based on discounted rates plus a variable fee, which was based on a percentage of the net profits from certain trading activities conducted by that customer. Under this agreement which expired on January 31, 2006, MMP recognized the storage rental and throughput fees as the services were performed; however, MMP would not receive revenue from the variable fee if the net trading profits fell below a specified amount or were negative. Therefore, the amounts MMP earned related to the shared trading profits were not determinable until the end of the contract term, and MMP elected to defer the recognition of revenue for its share of the net trading profits until the end of the contract term.

Buy / Sell Arrangements. To help manage the supply of inventory and provide specific quantities and grades of products at various locations on MMP’s systems, MMP engages in certain buy / sell arrangements. MMP is the primary obligor on these transactions and it assumes credit risk and risk of ownership for the associated products. Accordingly, under Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Recording Revenue Gross as a Principle Versus Net as an Agent”, we have included the gross amounts of these transactions in our consolidated statements of income. Amounts associated with these buy / sell arrangements included in product sales revenues and in product purchases on our 2004 and 2005 consolidated financial statements were $23.1 million and $2.4 million, respectively. During 2005, the EITF reached a tentative conclusion, which is required to be applied to transactions completed in reporting periods beginning after March 15, 2006, that will require us to report these product sales net of product purchases. Had these transactions been reported net, MMP’s product sales and product purchases during 2004 and 2005 would have been reduced by $23.1 million and $2.4 million, respectively.

G&A Expenses. Prior to our acquisition of Williams’ interests in Magellan GP, LLC and MMP on June 17, 2003, general and administrative (“G&A) expenses were recorded up to the amount of the G&A expense limitation as agreed to between Magellan GP, LLC, MMP and Williams and its affiliates. Under the organization structure put in place after June 17, 2003, we could clearly identify all G&A costs required to support MMP’s operations and have recognized these costs as G&A expense in our income statement.

Unit-Based Incentive Compensation Awards . Magellan GP, LLC has issued incentive awards of phantom units representing limited partner interests in MMP to certain employees of MGG GP who support MMP. These awards are accounted for using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Since the grant price of the incentive unit awards made is less than the market price of the underlying units, MMP recognizes compensation expense associated with these awards. Compensation cost is recognized over the vesting period of the awards based on either the current market value of MMP’s common units at each period end or the market price of the common units at the measurement date, whichever is appropriate. The measurement date for determining compensation costs in MMP’s award plan is the first date on which we know both: (1) the number of units that an employee is entitled to receive and (2) the purchase price.

Certain unit awards include performance and other provisions, which can result in payouts to the recipients of from zero up to double the amount of the award. Additionally, certain awards are also subject to personal and other performance components which could increase or decrease the number of units to be paid out by as much as 40%. Judgments and assumptions of the final award payouts are inherent in the accruals recorded for unit-based incentive compensation costs. The use of alternate judgments and assumptions could result in the recognition of different levels of unit-based incentive compensation costs in our financial statements.

Environmental. Environmental expenditures that relate to current or future revenues are expensed or capitalized based upon the nature of the expenditures. Expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments are probable and the costs can be reasonably estimated. Environmental liabilities are recorded independently of any potential claim for recovery. Accruals related to environmental matters are generally determined based on site-specific plans for remediation, taking into account currently available facts, existing technologies and presently enacted laws and regulations. Accruals for environmental matters consider prior remediation experience and include an estimate for costs such as fees paid

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

to contractors and outside engineering, consulting and law firms. Furthermore, costs include compensation and benefit expense of internal employees directly involved in remediation efforts. MMP maintains selective insurance coverage, which may cover all or portions of certain environmental expenditures. Receivables are recognized in cases where the realization of reimbursements of remediation costs is considered probable.

Management has determined that certain costs would have been covered by the indemnifications from Williams, which have been settled (see Note 18—Commitments and Contingencies). Management makes judgments on what would have been covered by these indemnifications. All costs charged to income that would have been covered by these indemnifications are charged directly to MMP’s general partner in determining MMP’s allocation of net income (see Minority Interests discussion below).

The determination of the accrual amounts recorded for environmental liabilities include significant judgments and assumptions made by management. The use of alternate judgments and assumptions could result in the recognition of different levels of environmental remediation costs in our financial statements.

Minority Interests. The minority interests of subsidiary on our balance sheet reflect the outside ownership interest of MMP, which was 61.2% at December 31, 2003, 77.3% at December 31, 2004 and 98.0% at December 31, 2005. Each quarter, we calculate minority interest expense by multiplying the minority interest owners’ proportionate ownership of limited partner units in MMP by the limited partners’ allocation of MMP’s net income less allocations of amounts associated with each period’s amortization of the step-up in basis of the assets and liabilities of MMP. These allocations reduce our minority interest expense, reflecting our lower ownership interest in MMP during the period from June 18, 2003 through December 31, 2003 and the years ended December 31, 2004 and 2005 as compared to June 17, 2003. MMP’s net income is allocated to its general and limited partners based on their proportionate share of their contractually-determined cash distributions for the period, with adjustments made for certain charges which are specifically allocated to MMP’s general partner.

All amounts we have received from the sale of MMP limited partner units were recorded as increases to the minority interests of subsidiary.

Income Taxes. Neither we nor our affiliate entities are taxable entities for federal and state income tax purposes. Accordingly, no recognition has been given to income taxes for financial reporting purposes. The tax on our net income is borne by our general and limited partners. Net income for financial statement purposes may differ significantly from taxable income of our partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partner’s tax attributes in us is not available to us.

Comprehensive Income. Comprehensive income is accounted for in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is determined based on net income adjusted for changes in other comprehensive income (loss) from our derivative hedging transactions, related amortization of realized gains/losses and minimum pension liabilities. SFAS No. 130 requires us to report total comprehensive income, which we have included with our consolidated statements of owner’s equity and partners’ capital.

Recent Accounting Standards. In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” FASB Statement No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The guidance in this FSP is to be applied to reporting periods beginning after December 15, 2005. We adopted this FSP on January 1, 2006, and its adoption did not have a material impact on our financial position, results of operations or cash flows.

In October 2005, the FASB issued FSP No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” This FSP requires entities who incur rental costs associated with operating leases to expense such costs as a continuing operating expense. This FSP is required to be implemented beginning January 1, 2006, with early adoption permitted. We adopted this FSP on January 1, 2006, and its adoption did not have a material impact on our financial position, results of operations or cash flows.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In September 2005, the FASB issued EITF issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty.” In EITF 04-13, the Task Force reached a tentative conclusion that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions.” The tentative conclusions reached by the Task Force are required to be applied to transactions completed in reporting periods beginning after March 15, 2006. The adoption of this EITF is not expected to have a material impact on our results of operations, financial position or cash flows.

In May 2005, the FASB published SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of every voluntary change in accounting principle unless it is impracticable to do so. SFAS No. 154 also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. We adopted SFAS No. 154 in January 2006 and its adoption did not have a material impact on our financial position, results of operations or cash flows.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations (as amended).” This Interpretation clarified that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 was required to be adopted no later than the end of fiscal years ending after December 15, 2005, with retrospective application for interim financial information permitted. We adopted FIN No. 47 in 2005, and its adoption did not have a material impact on our results of operations, financial position or cash flows.

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment,” referred to as “SFAS No. 123R.” Additionally, in October 2005, the FASB issued FSP 123(R)–2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” This Statement and subsequent revisions establish accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. This Standard requires that all equity-based compensation awards to employees be recognized in the income statement based on their fair values, eliminating the alternative to use APB No. 25’s intrinsic value method. The Standard is effective as of the beginning of the first interim period that begins after December 31, 2005. This Standard applies to all awards granted after the required effective date but is not to be applied to awards granted in periods before the required effective date except to the extent that awards from prior periods are modified, repurchased or cancelled after the required effective date. We adopted the Statement on January 1, 2006, using the modified prospective application method. Under the modified prospective method, we are required to account for all of our equity-based incentive awards granted prior to January 1, 2006, using the fair value method as defined in SFAS No. 123 instead of our current methodology of using the intrinsic value method as defined in APB No. 25. Due to the structure of our awards, we recognize compensation expense under APB No. 25 in much the same manner as that required under SFAS No. 123. Consequently, for the awards granted prior to January 1, 2006, the initial adoption and application of SFAS No. 123R did not have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB No. 29.” The guidance in APB No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance, however, included certain exceptions to that principle. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The initial adoption and application of SFAS No. 153 did not have a material impact on our financial position, results of operations or cash flows.

In May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Prescription Drug Act”).” FSP No. 106-2 superseded FSP No. 106-1, issued in January 2004. FSP No. 106-2 provides accounting guidance for employers that sponsor post-retirement health care plans which provide prescription drug benefits and receive the subsidy available under the Prescription Drug Act. FSP No. 106-2 also provides disclosure requirements about the effects of the subsidy for companies that offer prescription drug benefits. FAS No. 106-2 was effective on July 1, 2004 and did not have a material impact on our financial position, results of operations or cash flows.

3. Acquisition of MMP and Magellan GP, LLC

On June 17, 2003, we acquired Williams’ ownership of 2,159,388 common units, 11,359,388 subordinated units and 15,661,848 class B common units of MMP, all of the membership interests in Magellan GP, LLC and the incentive distribution rights in MMP. These units and Magellan GP, LLC’s membership interest and incentive distribution rights represented a combined ownership interest in MMP of 55% at that time. We paid Williams approximately $509.9 million on the closing date. The acquisition also included the following additional payments and liabilities and assets assumed by us and Magellan GP, LLC:

•	A second payment of $1.9 million, in August 2003, based on the amount of the first regular quarterly cash distribution we received from MMP;

•	A third payment, based on a percentage of the net proceeds in excess of $18.75 per unit from our sale of MMP common units up to a maximum payment of $20.0 million. We sold 8.6 million common units of MMP on December 24, 2003 and remitted $20.0 million of the proceeds from that sale to Williams;

•	On June 17, 2003, we assumed the obligations of Williams Energy Services, LLC, a subsidiary of Williams, to indemnify Magellan GP, LLC, MMP and MMP’s subsidiaries for certain environmental remediation obligations in an aggregate amount of up to approximately $21.9 million. MMP’s environmental indemnities with Williams were still in effect at that time; however, we became responsible for certain identified environmental matters up to approximately $21.9 million. We assumed this obligation as part of our negotiations with Williams and reduced the purchase price we paid for Williams’ ownership interest in MMP. If our costs associated with these environmental obligations and other Williams indemnities are less than $21.9 million, we will be required to remit the difference to Williams; and

•	In May 2004, we, MMP’s general partner and MMP entered into an agreement with Williams under which Williams agreed to pay MMP $117.5 million to release Williams from environmental and certain other indemnifications (see Note 18—Commitments and Contingencies for further discussions of this matter). As a part of this transaction, we reduced our step-up in basis of MMP’s assets and liabilities by $61.8 million.

Allocation of Purchase Price. We recorded a step-up in basis of the assets of MMP’s assets and liabilities as a result of our purchase of Williams’ ownership interests in MMP. Our initial payment to Williams of $509.9 million and our second and third payments of $1.9 million in August 2003 and $20.0 million in December 2003, respectively, were reflected in the purchase price. Additionally, we reduced our step-up in basis of MMP by $61.8 million as a result of its environmental indemnification settlement with Williams. The step-up in basis of the assets of MMP includes adjustments to reflect the fair market value for our 54.6% proportional ownership interest in the asset and liabilities of MMP. The purchase price was as follows (in millions):

Purchase Price:
Cash paid	$531.8
Transaction costs paid	3.2

Total purchase price	$535.0

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following is a condensed balance sheet immediately following the closing of our acquisition on June 17, 2003 giving effect to all of the purchase price adjustments discussed above (in thousands):

As of June 17, 2003
Assets:
Cash and cash equivalents	$81,556
Restricted cash	5,497
Accounts and other accounts receivable, net	41,403
Other current assets	11,545

Total current assets	140,001
Property, plant and equipment	1,342,388
Other noncurrent assets	95,844

Total assets	1,578,233
Liabilities:
Accounts payable	17,398
Accrued taxes other than income	12,495
Accrued payroll and benefits	13,688
Other current liabilities	38,373

Total current liabilities	81,954
Long-term debt	582,243
Other noncurrent liabilities	37,049

Total liabilities	701,246

Minority interests of subsidiary	342,325
Other comprehensive income	(324)

Net purchase price	$534,986

The following agreements were executed in conjunction with our acquisition of interests in MMP and Magellan GP, LLC:

ATLAS 2000 Agreement. An affiliate of Williams assigned its rights to and interest in the ATLAS 2000 software system and associated hardware to MMP.

Services Agreement. Prior to June 17, 2003, MMP had been a party to a services agreement with Williams and its affiliates whereby Williams and its affiliates agreed to perform specified services, including providing necessary employees to operate MMP’s assets. On June 17, 2003, Williams exercised its right to terminate this services agreement effective September 15, 2003. During a transition period after June 17, 2003, the employees that managed MMP’s operations continued to be employees of Williams and its affiliates and, until the employees were transferred to us, provided services to MMP under a transition services agreement (“TSA”) entered into as a part of the sales transaction between Williams and us. Under the provisions of the TSA, Williams was to provide specified technical, commercial, information system and administrative services to MMP for a monthly fee. The Williams’ employees assigned to MMP were transferred to us by January 1, 2004.

On June 17, 2003, MMP entered into a services agreement with us pursuant to which we agreed to perform specified services, including providing necessary employees to operate MMP’s assets after the transition period described above. MMP agreed to reimburse us for our direct and indirect expenses incurred in providing these services, subject to the limitations on reimbursement of G&A expenses discussed under the New Omnibus Agreement section below. On December 24, 2005, the services agreement between us and MMP was cancelled and a new services agreement between MGG GP and MMP was executed. Under that agreement MGG GP now provides the employees necessary to operate MMP’s assets and MMP reimburses MGG GP for its costs associated with providing those services. However, we are still required to reimburse MMP for its G&A costs above a cap as described in the new omnibus agreement. MGG GP and MMP have the right to terminate their obligations under this services agreement upon 90 days written notice.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

New Omnibus Agreement

In conjunction with our acquisition of interests in MMP, we, Williams and certain of Williams’ affiliates entered into a new omnibus agreement, the terms of which include the items listed below:

•	Williams and certain of its affiliates agreed to indemnify MMP for covered environmental losses related to assets operated by MMP at the time of its initial public offering date (February 9, 2001). This indemnification was settled with Williams during 2004. See Note 18–Commitments and Contingencies for a discussion of the indemnification settlement.

•	Williams and certain of its affiliates have indemnified MMP for right-of-way defects or failures in the ammonia pipeline easements until February 2016. Williams and certain of its affiliates also indemnified MMP for right-of-way defects or failures associated with MMP’s marine terminals at Galena Park and Corpus Christi, Texas and Marrero, Louisiana until February 2016.

Other Matters

•	Upon closing of the transaction, we, as the sole member of Magellan GP, LLC, entered into the Second Amendment to Limited Liability Company Agreement of Magellan GP, LLC, which, among other matters, provided for the single-member status of Magellan GP, LLC as of June 17, 2003. On October 20, 2005, Magellan GP, LLC’s board of directors adopted the Second Amended & Restated Limited Liability Company Agreement of Magellan GP, LLC, which clarifies the role of us, as the member, and the board of directors. We, as the member, have delegated to the board of directors all authority to make decisions that affect the operation of MMP. However, the board may not take any action, without our approval with respect to an extraordinary matter that would have, or would reasonably be expected to have, a material effect, directly or indirectly, on our interest in Magellan GP, LLC. The type of extraordinary matter referred to in the prior sentence that requires our approval includes, but is not limited to, the following: (i) commencement of any action relating to bankruptcy, insolvency, reorganization or relief of debtors of MMP or a material subsidiary of MMP; (ii) a merger, consolidation, recapitalization or similar transaction involving MMP or a substantial portion of the assets of MMP or a material subsidiary of MMP, viewed in each case on a consolidated basis, in one or a series of related transactions; (iii) a sale, exchange or other transfer not in the ordinary course of business of a substantial portion of MMP or a material subsidiary of MMP, viewed in each case on a consolidated basis, in one or a series of related transactions; (iv) dissolution or liquidation of MMP; (v) a material amendment to MMP’s partnership agreement; and (vi) a material change in the amount of the quarterly distribution made on MMP’s common units or the payment of a material extraordinary distribution by MMP.

•	Upon closing of the transaction, Williams made certain indemnifications to MMP, some of which were settled during 2004. See Note 18—Commitments and Contingencies for a discussion of the indemnification settlement.

•	We assumed a pension plan for certain employees upon transfer of the union employees from Williams to us on January 1, 2004. Additionally, we assumed obligations for post-retirement benefits of qualified employees. We transferred these obligations to MGG GP on December 24, 2005. See Note 11—Employee Benefit Plans for further discussion of this matter.

4. Debt Transactions, Sales of MMP Units and MMP Debt and Equity Transactions

Debt Transactions. In June 2003, we entered into a credit agreement that provided for a $200.0 million term loan. We paid $5.0 million of the proceeds from this loan to our owners and the remaining proceeds were used to help finance our acquisition of interests in MMP. Debt placement fees incurred with this loan were $6.8 million. This agreement was amended in 2003 and 2004 and we incurred fees of approximately $1.0 million in 2003 and $1.1 million in 2004 associated with these amendments. We repaid $34.5 million on this term loan in 2003. During 2004 we repaid $68.1 million on the term loan and the remaining balance of $97.4 million was repaid in December 2004 with the proceeds of the December 2004 term loan discussed below.

In December 2004, we entered into a credit agreement that provided for a $250.0 million term loan. The proceeds from the loan were used as follows: (i) to repay the $97.4 million outstanding balance of the June 2003 term loan, (ii) $3.5 million to pay related fees and expenses, (iii) distributions of $147.9 million were paid to our owners and (iv) $1.2 million was used for general partnership purposes.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

We repaid $150.0 million of the December 2004 term loan during 2005 using proceeds from our sales of MMP units (see Sales of MMP Units and MMP Debt and Equity Transactions below for details). In addition, we repaid $4.7 million during 2005 associated with specific repayment provisions of the December 2004 term loan.

In June 2005, we entered into a credit agreement that provided for a $275.0 million term loan. Proceeds from this loan were used as follows: (i) $95.3 million was used to repay the remaining principle amount of our December 2004 term loan, (ii) $1.1 million for accrued interest on the December 2004 term loan, (iii) $3.4 million was used to pay related fees and expenses, (iv) $24.2 million was used to fund a defeasance account, and (v) $151.0 million was used to pay distributions to our owners. This term loan was repaid in December 2005 with proceeds from a capital contribution from our owners.

Sales of MMP Units and MMP Debt and Equity Transactions. In August 2003, MMP entered into a new term loan and the $90.0 million MMP borrowed under that loan was used to repay the $90.0 million outstanding on MMP’s term loan and revolving credit facility. Debt placement fees of $2.6 million were incurred associated with this transaction.

In December 2003, MMP issued 0.4 million common units representing limited partner interests in MMP at a price of $25.00 per unit for total proceeds of $10.0 million. Associated with this offering we contributed $0.2 million to MMP to maintain Magellan GP, LLC’s current 2% general partner interest. Of the proceeds received, $0.4 million was used to pay underwriting discounts and commissions. Legal, professional and other costs directly associated with this offering were approximately $0.1 million. The remaining cash proceeds of $9.7 million were used for MMP’s general partnership purposes. Also in December 2003, we sold 8.6 million common units representing limited partner interests in MMP. We received $205.9 million after underwriting discounts and commissions of $9.1 million. We used $27.7 million of the funds to repay a portion of the borrowings under our June 2003 term loan, and $148.0 million was distributed to our owners. Also, $20.0 million was paid to Williams in connection with our acquisition of interests in MMP (see Note 3 – Acquisition of MMP and Magellan GP, LLC). The remaining cash proceeds of $10.2 million were used for general partnership purposes. Following this sale and MMP’s December 2003 equity issuance of 0.4 million units, our ownership interest in MMP, including Magellan GP, LLC’s 2% general partner interest, was reduced from 55% to 39%. In January 2004, the underwriters exercised their over-allotment option associated with the December 2003 equity offering and we sold an additional 1.4 million common units, which reduced our ownership interests in MMP from 39% to 36%. We received $32.3 million from the over-allotment sale after underwriting discounts and commissions of $1.4 million, of which we used $16.2 million to repay a portion of the borrowings under our June 2003 term loan with the remaining $16.1 million distributed to our owners.

During May 2004, MMP executed a refinancing plan to improve its credit profile and increase financial flexibility by removing all of the secured debt from its capital structure. This refinancing plan included the issuance of $250.0 million of senior notes, establishment of MMP’s new revolving credit facility and the offering of 2.0 million common units representing limited partner interests in MMP. Both the senior notes and common units were issued on May 25, 2004. Associated with this offering, we sold approximately 4.8 million common units representing limited partner interests in MMP and received $107.8 million after underwriting discounts and commissions of $4.8 million. We used $26.9 million of the funds to repay a portion of the borrowings under our June 2003 term loan, and $74.0 million was distributed to our owners. Our sale of these common units, combined with MMP’s equity offering, reduced our ownership interest in MMP from 36% to 27%.

Total proceeds from MMP’s 2.0 million common unit equity offering in May 2004 at a price of $23.80 per unit were $47.6 million. Associated with this offering, we contributed $1.0 million to MMP to maintain Magellan GP, LLC’s current 2% general partner interest. Of the proceeds received, $2.0 million was used to pay underwriting discounts and commissions. Legal, professional and other costs associated with the equity offering were approximately $0.2 million. Total proceeds from the note issuance were $249.5 million. Of the proceeds received, $1.8 million was used to pay underwriting discounts and commissions and $0.8 million was used to pay legal, professional and other fees. MMP used the net proceeds from the May 2004 offerings of $293.3 million as follows:

•	repaid all of the outstanding $178.0 million principal amount of Series A senior notes (see Note 13—Debt for a description of these notes) issued by Magellan Pipeline;

•	paid $12.7 million of prepayment premiums associated with the early repayment of the Magellan Pipeline Series A senior notes;

•	repaid the $90.0 million outstanding principal balance of MMP’s then outstanding term loan;

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

•	paid $1.9 million to Magellan Pipeline’s Series B noteholders (see Note 13—Debt for a description of these notes) to release the collateral held by them and $0.8 million of associated legal costs;

•	paid $0.9 million of legal and professional fees associated with establishing a new unsecured revolving credit facility for MMP (see Note 13—Debt for a description of this facility); and

•	partially replenished the cash used to fund acquisitions completed in 2003 and early 2004.

In conjunction with the repayment of the Magellan Pipeline Series A senior notes and MMP’s term loan in May 2004, the associated write-off of unamortized debt placement costs resulted in a $3.0 million charge against income on our consolidated income statement.

In October 2004, MMP completed a pipeline system acquisition (see Note 6—Acquisitions). The debt and equity offerings discussed below were completed as part of the financing requirements associated with that acquisition:

•	During August 2004, in anticipation of the acquisition, MMP issued and sold 3.6 million common units representing limited partner interests in MMP. Total proceeds from the sale, at a price of $24.89 per unit, were $89.6 million. Associated with this offering, we made a $1.8 million contribution to MMP to maintain Magellan GP, LLC’s current 2% general partner interest. Net proceeds after underwriter discounts of $3.8 million and offering expenses of approximately $0.5 million were $87.1 million. The underwriters exercised their over-allotment option associated with this equity offering and sold an additional 0.6 million MMP common units. These over-allotment units were sold by us and we received $12.9 million after underwriting discounts and commissions of $0.6 million. We used $3.2 million of the funds to repay a portion of the borrowings under our June 2003 term loan, and the remaining $9.7 million of the funds, plus an additional $0.3 million, was distributed to our owners. As a result of this equity offering and sale of over-allotment units, our ownership interest in MMP decreased from 27% to 25%;

•	In October 2004, MMP borrowed $300.0 million under a short-term acquisition facility and $50.0 million under its revolving credit facility to help finance this acquisition. MMP incurred debt issuance costs of $0.1 million associated with the $300.0 million short-term acquisition facility;

•	Also in October 2004, MMP issued and sold 5.2 million common units representing limited partner interests in MMP. The units were sold at a price of $27.25 for total proceeds of $141.7 million. Associated with this offering, we contributed $2.9 million to MMP to maintain Magellan GP, LLC’s current 2% general partner interest. Of the proceeds received, $6.0 million was used to pay underwriting discounts and commissions. Legal, professional and other costs associated with the equity offering were approximately $0.3 million. MMP used the net proceeds of $138.3 million to repay a portion of the amounts borrowed under the short-term acquisition facility. The underwriters exercised their over-allotment option associated with the October 2004 offering and in November 2004, MMP issued and sold an additional 0.8 million MMP common units. Total proceeds from this sale were $21.3 million, of which MMP paid $0.9 million for underwriting discounts and commissions. We made an additional $0.4 million contribution to MMP to maintain Magellan GP, LLC’s current 2% general partner interest. The net proceeds of $20.8 million from the over-allotment sale were used to replace cash MMP had used to pay for other investments. These equity issuances reduced our ownership interest in MMP from 25% to 23%; and

•	Also in October 2004, MMP issued $250.0 million of senior notes. The notes were issued for the discounted price of 99.9%, or $249.7 million. The net proceeds from this debt issuance, after underwriter discounts of $1.8 million and debt issuance fees of $0.3 million, were $247.6 million. MMP used these net proceeds to: (i) repay the remaining $161.7 million outstanding under the acquisition facility (the original $300.0 million borrowed less $138.3 million partial repayment from the October 2004 equity offering discussed above) plus accrued interest costs of $0.2 million, and (ii) repay the $50.0 million amount previously borrowed under the revolver plus accrued interest costs of $0.1 million. The remaining proceeds of $35.6 million from this debt offering were used to replenish cash used in the pipeline system acquisition.

In January 2005, we sold 5,471,082 common units of MMP to the public. We received $151.7 million from the unit sale, after underwriting discounts and commissions of $7.7 million. We used $25.9 million of the funds to repay a portion of the borrowings under our December 2004 term loan, and $125.8 million was distributed to our owners. On February 8, 2005, one day after MMP’s quarterly cash distribution record date, 2,839,846 of MMP’s subordinated units that we owned converted into MMP common units as provided in MMP’s partnership agreement. In February 2005, we sold 450,288 common units of MMP to the public. We received $12.4 million from this sale, after underwriting discounts and commissions of $0.6 million. We used $6.2 million of the funds to repay a portion of the borrowings under our December 2004 term loan, and the remaining $6.2 million helped fund a $13.0 million distribution to our owners. Following these sales, our ownership interest in MMP, including our general partner interest, decreased from 23% to 14%.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In April 2005, we sold 5,679,696 subordinated units representing limited partner interests in MMP in a privately negotiated transaction. We received net proceeds of $163.2 million from this sale, of which we used $81.6 million to repay a portion of our December 2004 term loan, $0.1 million to pay accrued interest and $81.5 million was distributed to our owners. Following this sale, our ownership interest in MMP decreased from 14% to 6%.

During May and June 2005, we sold our remaining 2,389,558 common units representing limited partner interests in MMP in privately negotiated transactions. We received $72.9 million of proceeds, after deducting underwriter commissions of $3.0 million and transaction costs of $0.1 million. We used $36.3 million of the proceeds to repay a portion of our December 2004 term loan, $0.2 million to pay accrued interest and $36.4 million to make a distribution to our owners. Following these transactions, we no longer own any of MMP’s limited partner units and our ownership interest in MMP includes our current 2% general partner interest and incentive distribution rights ownership through our ownership interest in Magellan GP, LLC.

In October 2005, MMP made a scheduled payment of $15.1 million on its Magellan Pipeline notes (see Note 13—Debt for further discussion of this matter). Also, during the fourth quarter of 2005, MMP borrowed $13.0 million on its revolving credit facility for working capital purposes.

5. Consolidated Statements of Cash Flows

Changes in the components of operating assets and liabilities are as follows (in thousands):

	(Predecessor) January 1, 2003 Through June 17, 2003	June 17, 2003 Through December 31, 2003

			Year Ended December 31,
			2004	2005
Accounts receivable and other accounts receivable	$(15,049)	$17,895	$(37,275)	$(1,901)
Affiliate accounts receivable	6,580	(3,244)	—	—
Inventory	2,508	(9,320)	3,864	(34,758)
Accounts payable	(134)	4,382	(174)	5,154
Affiliate accounts payable	(10,586)	(7,213)	—	119
Affiliate payroll and benefits	(2,386)	7,415	2,084	(1,514)
Accrued interest payable	2,697	1,647	3,728	(865)
Accrued taxes other than income	(1,202)	1,791	(1,274)	1,729
Accrued product purchases	(883)	9,543	5,728	17,459
Restricted cash	(555)	(2,726)	2,376	310
Cash collateral	—	—	14,000	(1,500)
Long-term receivables	28	(19,893)	34,590	16,547
Current and noncurrent environmental liabilities	(1,207)	25,895	8,668	(3,038)
Other current and noncurrent assets and liabilities	5,180	5,010	7,285	(7)

Total	$(15,009)	$31,182	$43,600	$(2,265)

6. Acquisitions

The acquisitions discussed below were accounted for as acquisitions of businesses. These acquisitions were accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of their respective acquisition dates.

Petroleum Products Terminals. During September 2005, MMP acquired a refined petroleum products terminal near Wilmington, Delaware from privately-owned Delaware Terminal Company. This marine terminal has 1.8 million barrels of usable storage capacity. Management believes this facility is strategic to MMP’s efforts for growth and in providing expanded services for MMP’s customer’s needs in the Mid-Atlantic markets. The operating results of this facility have been included with MMP’s petroleum products terminals segment results beginning on September 1, 2005. The land on which the facility sits was purchased in a separate transaction from a local non-profit agency. The preliminary allocation of the purchase

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

price was as follows (in thousands):

Purchase price:
Cash paid, including transaction costs	$55,263
Environmental liabilities assumed	250

Total purchase price	$55,513

Allocation of purchase price:
Property, plant and equipment	$51,231
Goodwill	2,782
Other intangibles	1,500

Total	$55,513

The purchase price could change based on the completion of MMP’s evaluation and assessment of the assumed environmental liabilities. MMP expects that the total amount of goodwill recognized as part of this transaction will be deductible for tax purposes by its unitholders.

In January 2004, MMP acquired ownership in 14 petroleum products terminals located in the southeastern United States. The results of operations from this acquisition have been included with the petroleum products terminals segment results since its acquisition date. MMP paid $24.8 million for these facilities, incurred $0.6 million of closing costs and assumed $3.8 million of environmental liabilities. MMP previously owned a 79% interest in eight of these terminals and purchased the remaining ownership interest from Murphy Oil USA, Inc. In addition, the acquisition included sole ownership of six terminals that were previously jointly owned by Murphy Oil USA, Inc. and Colonial Pipeline Company. The allocation of the purchase price to assets acquired and liabilities assumed was as follows (in thousands):

Purchase price:
Cash paid, including transaction costs	$25,441
Environmental liabilities assumed	3,815

Total purchase price	$29,256

Allocation of purchase price:
Property, plant and equipment	$29,256

Pro Forma Information (unaudited)

The following summarized pro forma consolidated income statement information assumes that the two petroleum product terminals acquisitions discussed above had occurred as of January 18, 2003. We have prepared these pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if MMP had completed these acquisitions as of the periods shown below or the results that will be attained in the future (in thousands):

	Revenues	Net Income
For the year ended December 31, 2004:
As reported	$695,374	$19,703
Pro forma adjustments	8,903	1,503

Pro forma	$704,277	$21,206

For the year ended December 31, 2005:
As reported	$1,137,072	$11,548
Pro forma adjustments	5,585	602

Pro forma	$1,142,657	$12,150

Significant pro forma adjustments include: revenues and expenses for the period prior to MMP’s acquisition of this business and minority interest expense.

The following acquisitions were accounted for as acquisitions of assets:

Pipeline System Acquisition. On October 1, 2004, MMP acquired more than 2,000 miles of petroleum products pipeline system assets from Shell Pipeline Company LP and Equilon Enterprises LLC doing business as Shell Oil Products

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

US (collectively “Shell”) for approximately $488.9 million. In addition to the purchase price, MMP paid approximately $30.1 million for inventory related to a third-party supply agreement under which it received $14.0 million cash collateral, assumed approximately $57.6 million of existing liabilities and incurred approximately $3.3 million for transaction costs. During June 2004, MMP paid Shell $24.6 million as earnest money associated with the acquisition, which was applied against the purchase price at closing.

The assets MMP acquired from Shell had not been operated historically as a separate division or subsidiary. Shell operated these assets as part of its more extensive transportation and terminalling and crude oil and refined products operations. As a result, Shell did not maintain complete and separate financial statements for these assets as an independent business unit. MMP has made significant changes to the assets, including construction of additional connections between the acquired assets and MMP’s existing infrastructure, resulting in significant operating differences and revenues generated. Additionally, differences in MMP’s operating approach have resulted in obtaining different revenues and results of operations than those historically achieved by Shell. For these reasons, this acquisition constituted an acquisition of assets, and not of a business.

MMP integrated most of the assets acquired from Shell into the operations of its petroleum products pipeline system utilizing its existing accounting, financial reporting and measurement and control systems. In order to facilitate this integration, MMP entered into a transition services agreement with Shell which terminated at the end of February 2005. MMP also entered into transportation, terminalling and supply agreements with third parties, including Shell, for the refined petroleum products pipelines, terminals and system storage facilities that it acquired. MMP charges applicable tariffs and fees for transportation and terminalling services with respect to these assets in order to generate revenues and cash for distribution to its general partner and unitholders.

Assumed Liabilities. In conjunction with the acquisition, MMP agreed to assume from Shell a third-party supply agreement, the terms of which management believed to be significantly below-market rates and MMP recognized the $43.5 million fair value of the supply agreement as an increase in the recorded book value of the assets acquired with an offsetting liability.

In 2003, Shell entered into a consent decree with the United States Environmental Protection Agency (“EPA”) arising out of a June 1999 incident unrelated to the assets MMP acquired from Shell. In order to resolve Shell’s civil liability for the incident, Shell agreed to pay civil penalties and to comply with certain terms set out in the consent decree. These terms include requirements for testing and maintenance of a number of Shell’s pipelines, including two of the pipelines MMP acquired, the creation of a damage prevention program, submission to independent monitoring and various reporting requirements. The consent decree imposes penalties for non-compliance for a period of at least five years from the date of the consent decree. Under MMP’s purchase agreement with Shell, MMP agreed, at its own expense, to complete any remaining remediation work required under the consent decree with respect to the acquired pipelines. MMP recognized a liability of approximately $8.6 million associated with this agreement. Shell has agreed to retain responsibility under the consent decree for the ongoing independent monitoring obligations.

As part of the acquisition, Shell agreed to retain liabilities and expenses related to active environmental remediation projects, other than those relating to the consent decree discussed above. In addition, Shell agreed to indemnify MMP for certain environmental liabilities arising from pre-closing conditions so long as MMP provides notice of those conditions no later than October 1, 2006. Shell’s indemnification obligation is subject to a $0.3 million per-claim deductible and a $30.0 million aggregate cap.

MMP recorded approximately $2.1 million of environmental liabilities related to its estimates for remediation sites that Shell did not consider to be currently active. Also, upon closing of this acquisition, MMP was assessed a use tax liability of $1.1 million by the State of Oklahoma.

Allocation of Purchase Price. The purchase price allocation of the assets acquired and liabilities assumed from Shell is as follows (in millions):

Purchase price:
Cash paid for pipeline systems	$488.9
Cash paid for inventory	30.1
Capitalized portion of transaction costs	3.3
Liabilities assumed:
Fair value of third-party supply agreement	43.5
Consent decree	8.6
Property tax liability	2.3
Environmental	2.1
Use tax liability	1.1

Total liabilities assumed	57.6

Total purchase price	$579.9

Allocation of purchase price:
Property, plant and equipment	$548.3
Inventory	30.1
Prepaid assets	1.5

Total purchase price	$579.9

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Financing . The transactions completed to finance the assets acquired from Shell are discussed in detail in Note 4—Debt Transactions, Sales of MMP Units and MMP Debt and Equity Transactions.

Agreements with Shell. In connection with MMP’s acquisition of these refined petroleum products pipeline systems, MMP entered into three-year terminalling and transportation agreements and a five-year storage lease agreement with Shell for a combined minimum revenue commitment averaging approximately $28.1 million per year through September 30, 2007 and approximately $0.8 million per year thereafter through September 30, 2009. Management has concluded that these contracts reflected market prices in effect at the time.

Petroleum Products Pipeline Terminals. In fourth-quarter 2005, MMP acquired two terminals that are connected to its 8,500-mile petroleum products pipeline system. The terminals include 0.4 million barrels of combined usable storage capacity and are located in Wichita, Kansas and Aledo, Texas. These terminals were acquired from privately-held companies for cash of approximately $10.9 million, all of which was recorded to property, plant and equipment. The operating results of the Wichita, Kansas and Aledo, Texas terminals have been included in MMP’s petroleum products pipeline system segment since their respective acquisition dates.

In conjunction with the acquisition of the Aledo, Texas terminal, MMP negotiated a partial settlement of the third-party supply agreement it assumed as part of its pipeline system acquisition in October 2004. As a result, MMP recorded a reduction in the supply agreement liability of $7.6 million.

7. Inventory

Inventories at December 31, 2004 and 2005 were as follows (in thousands):

	December 31,
	2004	2005
Refined petroleum products	$28,694	$56,680
Natural gas liquids	12,682	19,282
Additives	1,632	1,805
Other	389	388

Total inventories	$43,397	$78,155

The significant increase in refined petroleum products inventories is primarily the impact of significantly higher petroleum prices at December 31, 2005 compared to December 31, 2004.

8. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,		Estimated Depreciable Lives
	2004	2005
Construction work-in-progress	$18,162	$28,657
Land and rights-of-way	51,621	55,308
Carrier property	1,445,159	1,498,540	24 – 50 years
Buildings	12,029	13,298	20 – 53 years
Storage tanks	265,706	302,133	20 – 40 years
Pipeline and station equipment	150,826	116,214	4 – 59 years
Processing equipment	165,404	221,823	3 – 53 years
Other	44,013	46,516	3 – 48 years

Total	$2,152,920	$2,282,489

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Carrier property is defined as pipeline assets regulated by the FERC. Other includes capitalized interest at both December 31, 2004 and 2005 of $19.2 million. Depreciation expense for the period from January 1, 2003 through June 17, 2003 was $16.8 million, for the period June 18, 2003 through December 31, 2003 was $26.1 million and for the years ended December 31, 2004 and 2005 was $55.9 million and $70.3 million, respectively.

9. Equity Investments

Effective March 2, 2004, MMP acquired a 50% ownership in Osage Pipeline for $25.0 million. The remaining 50% interest is owned by NCRA. The 135-mile Osage pipeline transports crude oil from Cushing, Oklahoma to El Dorado, Kansas and has connections to the NCRA refinery in McPherson, Kansas and the Frontier refinery in El Dorado, Kansas. MMP’s agreement with NCRA calls for equal sharing of Osage Pipeline’s net income. Income from MMP’s equity investment in Osage is included with the petroleum products pipeline system segment’s results.

MMP uses the equity method of accounting for this investment. Summarized financial information for Osage Pipeline is presented below (in thousands):

	March 2, 2004 Through December 31, 2004	Year Ended December 31, 2005
Revenue	$9,814	$12,573
Net income	$4,310	$7,537

The condensed balance sheet for Osage Pipeline as of December 31, 2004 and 2005 is presented below (in thousands):

	December 31,
	2004	2005
Current assets	$3,278	$4,767
Noncurrent assets	$5,006	$4,535
Current liabilities	$351	$431
Members’ equity	$7,933	$8,871

A summary of MMP’s equity investment in Osage Pipeline is as follows (in thousands):

	March 2, 2004 Through December 31, 2004	Year Ended December 31, 2005
Investment at beginning of period	$25,032	$25,084
Earnings in equity investment:
Proportionate share of earnings	2,155	3,768
Amortization of excess investment	(553)	(664)

Net earnings in equity investment	1,602	3,104
Cash distributions	(1,550)	(3,300)

Equity investment at end of period	$25,084	$24,888

On the date MMP acquired its interest in Osage Pipeline, MMP’s investment included an excess net investment amount of $21.7 million. Excess investment is the amount by which MMP’s initial investment exceeded its proportionate share of the book value of the net assets of the investment. The unamortized excess net investment amount at December 31, 2005 was $20.5 million.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

10. Major Customers and Concentration of Credit Risk

Major Customers. The percentage of revenues derived by customers that accounted for 10% or more of total revenues is provided in the table below. Customer A is a customer of both MMP’s petroleum products pipeline and petroleum products terminals segments. Customer B is a customer of MMP’s petroleum products pipeline segment that purchases petroleum products from MMP pursuant to a supply agreement MMP assumed in connection with the acquisition of certain pipeline and terminal assets in October 2004. Our credit policies are described in Trade Receivables and Allowance for Doubtful Accounts in Note 2—Summary of Significant Accounting Policies.

	2003	2004	2005
Customer A	27%	19%	9%
Customer B	0%	13%	42%

Total	27%	32%	51%

Concentration of Risks. MMP transports petroleum products for refiners and marketers in the petroleum industry. The major concentration of MMP’s petroleum products pipeline system’s revenues is derived from activities conducted in the central United States. Sales to and revenues from MMP’s customers are generally unsecured, and the financial condition and creditworthiness of customers are periodically evaluated. MMP has the ability with many of its pipeline and terminals contracts to sell stored customer products to recover unpaid receivable balances, if necessary. MMP also requires additional security as it considers necessary. For example, credit exposure is mitigated through the use of cash deposits from Customer B and letters of credit from Customer A. Issues impacting the petroleum refining and marketing and ammonia industries could impact MMP’s overall exposure to credit risk.

The employees assigned to conduct MMP’s operations were our employees through December 24, 2005. On December 24, 2005, we transferred all of our employees to our general partner, MGG GP. As of December 31, 2005, MGG GP employed approximately 1,029 employees. MGG GP considers its employee relations to be good.

At December 31, 2005, the labor force of 545 employees assigned to MMP’s petroleum products pipeline system is concentrated in the central United States. Approximately 40% of these employees were represented by the United Steel Workers Union and covered by collective bargaining agreements that extend through January 31, 2009. At December 31, 2005, the labor force of 227 employees assigned to MMP’s petroleum products terminals operations is primarily concentrated in the southeastern and Gulf Coast regions of the United States. At December 31, 2005, none of the terminal operations employees were represented by labor unions. However, on January 5, 2005 the Teamsters Union filed a petition with the National Labor Relations Board seeking recognition as the exclusive collective bargaining representative for 25 employees at MMP’s New Haven, Connecticut terminal. A recognition election was held on February 11, 2005, and the employees voted to not be represented by the Teamsters Union. MMP’s ammonia pipeline is conducted through a third-party contractor and MGG GP has no employees specifically assigned to those operations.

11. Employee Benefit Plans

We acquired Williams’ interests in Magellan GP, LLC and MMP on June 17, 2003. Employees dedicated to or otherwise supporting MMP’s operations remained employees of Williams through December 31, 2003 and many participated in Williams sponsored employee benefit plans. For the period from June 18, 2003 through December 31, 2003, Williams charged us for the services of these employees in accordance with the TSA (see Services Agreement in Note 3—Acquisition of MMP and Magellan GP, LLC for further discussion of this matter).

Williams offered certain of these employees non-contributory defined-benefit plans that provided pension, retiree medical and life insurance benefits. Cash contributions to the plans were made by Williams and were not specifically identifiable to the dedicated employees’ participation. Affiliate expense charges from Williams related to the dedicated employees’ participation in the plans totaled $1.8 million for the period from January 1, 2003 to June 17, 2003. Expense charges from Williams under the TSA related to the period from June 18, 2003 through December 31, 2003 were not specifically identifiable to the dedicated employees’ participation in the plan.

Employees dedicated to or otherwise supporting our operations also participated in a Williams defined-contribution plan. The plan provided for matching contributions within specified limits. Affiliate charges from Williams related to the dedicated employees’ participation in the plan totaled $0.7 million for the period from January 1, 2003 to June 17, 2003. Expense charges from Williams under the services agreement related to the period from June 18, 2003 through December 31, 2003 are not specifically identifiable to the dedicated employees’ participation in the plan.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

On January 1, 2004, we assumed sponsorship of a union pension plan for certain hourly employees from Williams. Additionally, we began sponsorship of a pension plan for certain non-union employees, a post-retirement benefit plan for selected employees and a defined contribution plan effective January 1, 2004. The sponsorship of these plans was transferred from us to MGG GP on December 24, 2005. MMP was required to reimburse us for all costs we incurred relative to the obligations associated with the pension plans, post-retirement plan and defined contribution plan for qualifying individuals assigned to MMP’s operations. Subsequent to December 24, 2005, MMP reimburses MGG GP for its costs associated with these plans.

The annual measurement date for the plans is December 31. The following table presents the changes in benefit obligations and plan assets for pension benefits and other post-retirement benefits for the years ended December 31, 2004 and 2005. The table also presents a reconciliation of the funded status of these benefits to the amount recorded in the consolidated balance sheet at December 31, 2004 and 2005 (in thousands):

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Pension Benefits		Other Post-Retirement Benefits
	2004	2005	2004	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$26,294	$33,897	$18,266	$12,999
Service cost	3,647	4,215	324	530
Interest cost	1,707	1,866	682	994
Plan participants’ contributions	—	—	10	39
Actuarial loss	4,044	1,199	1,106	4,834
Other *	—	—	(7,357)	—
Benefits paid	(1,795)	(2,055)	(32)	(116)

Benefit obligation at end of year	$33,897	$39,122	12,999	19,280

Change in plan assets:
Fair value of plan assets at beginning of year	19,453	22,146	—	—
Employer contributions	3,056	4,813	22	77
Plan participants’ contributions	—	—	10	39
Actual return on plan assets	1,432	561	—	—
Benefits paid	(1,795)	(2,055)	(32)	(116)

Fair value of plan assets at end of year	22,146	25,465	—	—

Funded status	(11,751)	(13,657)	(12,999)	(19,280)
Unrecognized net actuarial loss	4,249	6,780	1,106	5,366
Unrecognized prior service cost	2,798	2,491	783	628

Accrued benefit cost	$(4,704)	$(4,386)	$(11,110)	$(13,286)

Amounts recognized in the statement of financial position:
Accrued benefit cost	(4,704)	(4,729)	(11,110)	(13,286)
Accumulated other comprehensive income	—	343	—	—

Net amount recognized	$(4,704)	$(4,386)	$(11,110)	$(13,286)

Accumulated benefit obligation	$23,441	$28,629	N/A	N/A

*	The post-retirement medical plan pays eligible claims secondary to Medicare. As a result of the Prescription Drug Act of 2003, prescription claims cost decreased which resulted in a decrease in the post-retirement benefit obligation described as “Other” in the table above.

The amounts included in the pension benefits in the above table combine the union pension plan with the non-union pension plan. At December 31, 2004, the union pension plan had an accumulated benefit obligation of $21.9 million, which exceeded the fair value of plan assets of $20.2 million. At December 31, 2005 the accumulated benefit obligations of both plans exceeded the fair value of their respective plan assets.

Net pension and other post-retirement benefit expense for the year ended December 31, 2004 and 2005 consists of the following (in thousands):

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Pension Benefits		Other Post-Retirement Benefits
	2004	2005	2004	2005
Components of net periodic pension and post-retirement benefit expense:
Service cost	$3,647	$4,215	$324	$530
Interest cost	1,707	1,866	682	994
Expected return on plan assets	(1,637)	(1,918)	—	—
Amortization of prior service cost	308	307	154	155
Amortization of actuarial loss	—	25	—	575

Net periodic expense	$4,025	$4,495	$1,160	$2,254

The weighted-average assumptions utilized to determine benefit obligations as of December 31, 2004 and 2005 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	2004	2005	2004	2005
Discount rate	5.75%	5.50%	5.75%	5.50%
Rate of compensation increase	5.00%	5.00%	N/A	N/A

The weighted-average assumptions utilized to determine net pension and other post-retirement benefit expense for the years ended December 31, 2004 and 2005 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	2004	2005	2004	2005
Discount rate	6.25%	5.75%	6.25%	5.75%
Expected return on plan assets	8.50%	8.50%	N/A	N/A
Rate of compensation increase	5.00%	5.00%	N/A	N/A

The non-pension post-retirement benefit plans provide for retiree contributions and contain other cost-sharing features such as deductibles and coinsurance. The accounting for these plans anticipates future cost sharing that is consistent with management’s expressed intent to increase the retiree contribution rate generally in line with health care cost increases.

The annual assumed rate of increase in the health care cost trend rate for 2006 is 10.3% and systematically decreases to 5% by 2014. The health care cost trend rate assumption has a significant effect on the amounts reported. A 1.0% change in assumed health care cost trend rates would have the following effect (in thousands):

	Point Increase	Point Decrease
Change in total of service and interest cost components	$235	$219
Change in post-retirement benefit obligation	2,845	2,655

The expected long-term rate of return on plan assets was determined by combining a review of historical returns of portfolios with assets similar to the current portfolios of the union and non-union pension plans, projected returns and target weightings of each asset classification. Our investment objectives for the assets within the pension plans are to obtain a balance between long-term growth of capital and generation of income to meet withdrawal requirements, while avoiding excessive risk. Defined diversification goals are set in order to reduce the risk of wide swings in the market value from year-to-year, or of incurring large losses that may result from concentrated positions. Our tolerance for risk is analyzed based on the impact on the predictability of contribution requirements, probability of under funding, risk-adjusted returns and investment return volatility. Funds are invested through the use of multiple investment managers. Our target allocation percentages and the actual weighted-average asset allocation at December 31, 2005 are as follows:

	Actual	Target
Equity securities	65%	65%
Debt securities	31%	34%
Other	4%	1%

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Benefits expected to be paid through December 31, 2015 are as follows (in thousands):

	Pension Benefits	Other Post- Retirement Benefits
2006	$829	$109
2007	873	244
2008	937	404
2009	966	589
2010	1,115	785
2011 through 2015	7,269	6,349

Contributions estimated to be paid in 2006 are $5.6 million and $0.1 million for the pension and other post-retirement benefit plans, respectively. MMP incurred affiliate costs related to the defined contribution plan during 2004 and 2005 of $3.1 million and $3.8 million, respectively.

12. Related Party Transactions

Affiliate Entity Transactions. For the period January 1, 2003 through June 17, 2003, affiliate revenues represented revenues from Williams and its affiliates. Affiliate revenues during this period primarily included pipeline and terminal storage revenues, ancillary service revenues for MMP’s marine facilities, fee income related to petroleum products asset management activities and certain software licensing fees. There were no affiliate revenues from Williams after June 17, 2003. Sales to affiliates of Williams were at prices consistent with those charged to non-affiliated entities. Revenues from affiliates of Williams are summarized in the table below (in millions):

January 1, 2003 Through June 17, 2003
Revenues from affiliates of Williams	$13.9
Total revenues	$211.2
Revenues from affiliates of Williams as a percent of total revenue	7%

In March 2004, MMP acquired a 50% ownership interest in Osage Pipeline. MMP operates the Osage pipeline and receives a fee for these services. During 2004 and 2005, MMP received operating fees from Osage Pipeline of $0.5 million and $0.7 million, respectively, which we reported as affiliate management fee revenues. In 2004, MMP also received $0.3 million from Osage Pipeline for fees to transition accounting, billing and other administrative functions. MMP recorded these fees as other income, which is netted into operating expenses in our results of operations.

On June 17, 2003, we acquired Williams’ ownership interests in MMP. Costs and expenses related to activities between Williams and its affiliates and MMP after June 17, 2003, have been accounted for as unaffiliated third-party transactions. Transactions after June 17, 2003 between MMP and its affiliates and us have been accounted for as affiliate transactions. The following table summarizes expenses from various affiliate companies with MMP which are reflected as expenses in the accompanying consolidated statements of income (in thousands):

	Year Ended December 31,
	2003	2004	2005
Affiliates of Williams—allocated G&A expenses	$23,880	$—	$—
Affiliates of Williams—allocated operating expenses	68,079	—	—
Affiliates of Williams—product purchases	472	—	—
MGG GP—allocated operating expenses	—	—	1,551
MGG GP—allocated G&A expenses	—	—	870

In June 2003, MMP and Magellan GP, LLC entered into a services agreement with us pursuant to which we agreed to provide the employees necessary to conduct MMP’s operations. For the period June 18, 2003 (the date we acquired

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Williams’ ownership interest in MMP and Magellan GP, LLC) through December 31, 2003, all of the personnel assigned to MMP remained employees of Williams. On June 18, 2003, we entered into a transition services agreement whereby Williams agreed to provide all of MMP’s operating and G&A functions through December 31, 2003. We allocated all costs we incurred with Williams under this transition services agreement to MMP and MMP reimbursed us for those costs, subject to our G&A expense reimbursement agreement with MMP. MMP reimbursed us for all payroll and benefit costs we incurred from January 1, 2004 through December 24, 2005, subject to our G&A expense limitation agreement with MMP. On December 24, 2005, the employees necessary to conduct MMP’s operations were transferred to MGG GP, the services agreement between us and MMP was terminated and a new services agreement between MMP and MGG GP was executed. Consequently, MMP now reimburses MGG GP for the costs of employees necessary to conduct its operations. Additionally, in June 2003, we agreed to reimburse MMP for G&A expenses (excluding equity-based compensation) in excess of a G&A cap as defined in the omnibus agreement. The amount of G&A costs that was required to be reimbursed MMP was $6.4 million and $3.3 million in 2004 and 2005, respectively. The additional G&A costs incurred but not reimbursed by MGG are discussed below under Reimbursement of G&A Expense. MMP settles its affiliate payroll and payroll-related expenses and post-retirement benefit costs with our general partner on a monthly basis. MMP settles its long-term pension liabilities through annual contributions to our general partner’s pension fund.

For the period January 1, 2003 through June 17, 2003, Williams allocated operating expenses to MMP’s general partner, which included all operating costs directly associated with MMP’s operations. Additionally, Williams allocated to MMP both direct and indirect G&A expenses, which were subject to an expense limitation.

Williams and certain of its affiliates had indemnified MMP against certain environmental costs. The environmental indemnifications MMP had with Williams were settled during 2004. In addition, in June 2003 we agreed to assume from Williams certain indemnified obligations to MMP. See Note 18—Commitments and Contingencies for information relative to these items. We had recorded receivables from Williams or its affiliates associated with the indemnification settlement of $74.8 million and $51.2 million at December 31, 2004 and December 31, 2005, respectively.

Reimbursement of G&A Expense. MMP pays us and MGG GP for the direct and indirect G&A expenses incurred on MMP’s behalf. Under the terms of the omnibus agreement, we reimburse MMP for all of their G&A expenses in excess of a G&A cap as described below:

•	The reimbursement obligation is subject to a lower cap amount, which is calculated as follows:

•	For the period June 18, 2003 through December 31, 2003, we reimbursed MMP $6.0 million for G&A costs in excess of a lower cap amount;

•	For each succeeding fiscal year, the lower cap has been adjusted by the greater of: (i) 7%, or (ii) the percentage increase in the Consumer Price Index—All Urban Consumers, U.S. City Average, Not Seasonally Adjusted. However, the reimbursement amount is also adjusted for acquisitions, construction projects, capital improvements, replacements or expansions that MMP completes that were expected to increase its G&A costs. During 2004, we reimbursed MMP $6.4 million for G&A costs in excess of the lower cap amount of $41.8 million and in 2005 we reimbursed MMP $3.3 million in excess of a lower cap amount of $49.3 million;

•	Additionally, the expense reimbursement limitation excludes: (i) expenses incurred by MMP associated with equity-based incentive compensation plans and (ii) implementation costs associated with changing MMP’s name and expenses and capital expenditures associated with transitioning the assets, operations and employees from Williams.

•	The reimbursement limitation is further subject to an upper cap amount. We are not required to reimburse MMP for any G&A expenses that exceed this upper cap amount. The upper cap is calculated as follows:

•	For the period of June 18, 2003 through December 31, 2003, the upper cap was approximately $26.6 million, which represents an annual upper cap amount of $49.3 million pro-rated for the period from June 18, 2003 through December 31, 2003; and

•	For each succeeding fiscal year, the upper cap is increased annually by the lesser of: (i) 2.5%, or (ii) the percentage increase in the Consumer Price Index—All Urban Consumers, U.S. City Average, Not Seasonally Adjusted. The upper cap is also adjusted for acquisitions, construction projects and capital improvements, replacements or expansions that MMP completes that are expected to increase its G&A costs. For 2004 and 2005, the upper cap was adjusted to $51.5 million and $57.6 million, respectively. MMP’s G&A expenses have not exceeded the upper cap since this agreement was executed.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Other Related Party Transactions. We are partially owned by an affiliate of the Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”). Two of the members of both our general partner’s board of directors and Magellan GP, LLC’s eight member board of directors are nominees of the CRF. On January 25, 2005, CRF, through affiliates, acquired an interest in the general partner of SemGroup, L.P. (“SemGroup”) and limited partner interests in SemGroup. CRF’s total combined general and limited partner interest in SemGroup is approximately 30%. One of the members of SemGroup’s general partner’s seven-member board of directors is a nominee of CRF, with three votes on such board. MMP, through is subsidiaries and affiliates, is a party to a number of transactions with SemGroup and its affiliates. These transactions include leasing storage tanks to and from SemGroup, buying and selling petroleum products from and to SemGroup and transporting petroleum products for SemGroup.

A summary of the transactions MMP had with SemGroup and its affiliates during 2005 is provided in the following table (in millions):

Year Ended December 31, 2005
Sales of petroleum products	$144.8
Purchases of petroleum products	90.0
Terminalling and other services revenues	5.9
Storage tank lease revenues	2.8
Storage tank lease expense	1.0

In addition to the above, MMP provides common carrier transportation services to SemGroup. As of December 31, 2005, MMP had recognized a receivable of $6.2 million from and a payable of $6.1 million to SemGroup and its affiliates. The receivable is included with the trade accounts receivable amounts and the payable is included with the accounts payable amounts on our consolidated balance sheets.

CRF also has an ownership interest in the general partner of Buckeye Partners, L.P. (“Buckeye”). In 2005, MMP incurred $0.3 million of operating expenses with Norco Pipe Line Company, LLC, which is a subsidiary of Buckeye.

Our general partner’s board of directors and Magellan GP, LLC’s board of directors has adopted a Board of Directors Conflict of Interest Policy and Procedures. In compliance with this policy, CRF has adopted procedures internally to assure that MMP’s proprietary and confidential information is protected from disclosure to SemGroup and Buckeye. As part of these procedures, none of the nominees of CRF will serve on our or Magellan GP, LLC’s board of directors and on SemGroup’s or Buckeye’s general partner’s board of directors at the same time.

Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, Magellan GP, LLC receives increasing percentages of MMP’s total distributions. Distributions to Magellan GP, LLC above the highest target level are at 50%. Because we own Magellan GP, LLC, we benefit from these distributions. The executive officers of our general partner collectively own approximately 2.9% of MGG Midstream Holdings, L.P., the owner of our general partner and therefore also indirectly benefit from these distributions. In 2004 and 2005, distributions paid to Magellan GP, LLC totaled $16.7 million and $30.1 million, respectively. In addition, during 2004 and 2005, we received distributions totaling $28.7 million and $5.0 million, respectively, related to our ownership of MMP common and subordinated units. Assuming MMP has sufficient available cash to continue to pay distributions on all of its outstanding units for four quarters at its current quarterly distribution level of $0.5525 per unit, Magellan GP, LLC would receive distributions of approximately $51.4 million in 2006 on its combined 2% general partner interest and incentive distribution rights.

During February 2006, we sold 35% of our common units in an initial public offering. In connection with the closing of this offering, MMP’s partnership agreement was amended to remove the requirement for Magellan GP, LLC to maintain its 2% interest in any future offering of MMP limited partner units. In addition, MMP’s partnership agreement was amended to restore the incentive distribution rights to the same level as before an amendment made in connection with MMP’s October 2004 pipeline system acquisition, which reduced the incentive distributions paid to Magellan GP, LLC by $1.3 million for 2004, $5.0 million for 2005 and $3.0 million for 2006. In return, we made a capital contribution to MMP on February 9, 2006 equal to the present value of the remaining reductions in incentive distributions, or $4.2 million.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

13. Debt

Consolidated debt at December 31, 2004 and 2005 was as follows (in thousands):

	December 31,
	2004	2005
Magellan Holdings term loan:
Current portion	$28,130	$—
Long-term portion	221,870	—

Total Magellan Holdings term loan	250,000	—
MMP Debt:
6.45% Notes due 2014	250,292	249,546
5.65% Notes due 2016	249,702	250,019
Revolving credit facility	—	13,000
Magellan Pipeline notes:
Current portion	15,100	14,345
Long-term portion	297,376	274,629

Total Magellan Pipeline notes	312,476	288,974

Total MMP debt	812,470	801,539

Total debt	$1,062,470	$801,539

MMP had $799.9 million of debt outstanding as of December 31, 2005, excluding discounts incurred on debt issuances and market value adjustments to long-term debt associated with qualifying hedges and the unamortized step-up in basis of MMP’s debt, with maturities as follows: $14.3 million—2006; $272.6 million—2007; $0—2008; $13.0 million—2009; and $500.0 million thereafter.

Magellan Holdings Term Loan. In December 2004, we entered into a credit agreement with a group of financial institutions that provided for a $250.0 million term loan. Proceeds from the loan were used to repay the $97.4 million outstanding balance of our previous term loan, to pay related fees and expenses and make a distribution to our owners. Total debt placement fees incurred with this loan were $3.5 million. The balance of this loan outstanding at June 2005 was repaid with the proceeds of our June 2005 term loan discussed below.

In June 2005, we entered into a credit agreement with a group of financial institutions that provided for a $275.0 million term loan. Proceeds from the loan were used to repay the $95.3 million outstanding balance of our December 2004 term loan, to fund a $24.2 million defeasance account, to pay related fees and expenses and make a $151.0 million distribution to our owners. Total debt placement fees incurred with this loan were $3.1 million. This loan was repaid during the fourth quarter of 2005 with funds from a capital contribution by our owners.

6.45% Notes due 2014. On May 25, 2004, MMP sold $250.0 million aggregate principal of 6.45% notes due June 1, 2014 in an underwritten public offering. The notes were issued for the discounted price of 99.8%, or $249.5 million and the discount is being accreted over the life of the notes. Including the impact of the amortization of the realized gains on the interest hedges associated with these notes (see Note 14–Derivative Financial Instruments), the effective interest rate of these notes at December 31, 2005 was 6.3%. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2004.

5.65% Notes due 2016. On October 7, 2004, MMP issued $250.0 million of senior notes due 2016. The notes were issued for the discounted price of 99.9%, or $249.7 million and the discount is being accreted over the life of the notes. Including the impact of hedges associated with these notes (see Note 14–Derivative Financial Instruments), the weighted-average interest rate of these notes at December 31, 2005 was 5.6%. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2005.

The indenture under which the 6.45% and 5.65% notes discussed above were issued does not limit MMP’s ability to incur additional unsecured debt. The indenture contains covenants limiting, among other things, MMP’s ability to incur indebtedness secured by certain liens, engage in certain sale-leaseback transactions, and consolidate, merge or dispose of all or substantially all of its assets. MMP is in compliance with these covenants.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

May 2004 Revolving Credit Facility. In connection with MMP’s May 2004 refinancing, it entered into a five-year $125.0 million revolving credit facility with a syndicate of banks. In September 2004, MMP increased the facility to $175.0 million. Borrowings under this revolving credit facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.6% to 1.5% based on MMP’s credit ratings. As of December 31, 2005, $13.0 million was outstanding under this facility and $1.1 million of the facility was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets. The weighted-average rate on the revolver at December 31, 2005 was 5.1%. Interest is also assessed on the unused portion of the credit facility at a rate from 0.15% to 0.35% depending on MMP’s credit rating.

The revolving credit facility requires MMP to maintain specified ratios of: (i) consolidated debt to EBITDA of no greater than 4.50 to 1.00; and (ii) consolidated EBITDA to interest expense of at least 2.50 to 1.00. In addition, the revolving credit facility contains covenants that limit MMP’s ability to, among other things, incur additional indebtedness or modify its other debt instruments, encumber its assets, make debt or equity investments, make loans or advances, engage in certain transactions with affiliates, engage in sale and leaseback transactions, merge, consolidate, liquidate or dissolve, sell or lease all or substantially all of its assets and change the nature of its business. MMP is in compliance with these covenants.

Magellan Pipeline Notes. During October 2002, Magellan Pipeline entered into a private placement debt agreement with a group of financial institutions for $480.0 million of fixed rate Senior Secured Notes. These notes were secured with MMP’s membership interest in and assets of Magellan Pipeline until its refinancing plan was executed in May 2004 (see Note 4–Debt Transactions, Sales of MMP Units and MMP Debt and Equity Transactions). As part of that refinancing, the $178.0 million outstanding balance of the floating rate Series A Senior Secured Notes was repaid. In addition, the fixed rate Series B noteholders released the collateral which secured those notes except for cash deposited in an escrow account in anticipation of semi-annual interest payments on the Magellan Pipeline notes. The maturity date of the Series B senior notes is October 7, 2007; however, MMP was required on October 7, 2005 and will be required on October 7, 2006, to repay 5.0% of the principal amount outstanding on those dates. The outstanding principal amount of the Series B senior notes at December 31, 2004 and 2005 was $302.0 million and $286.9 million, respectively; however, the outstanding principle amount of the notes at December 31, 2004 was increased by $2.7 million and decreased at December 31, 2005 by $2.5 million for the change in the fair value of the associated hedge (see Note 14–Derivative Financial Instruments). The remaining difference between the face value and the reported value of these notes is the unamortized step-up in value of $7.8 million at December 31, 2004 and $4.6 million at December 31, 2005. The notes were stepped-up to 55% of fair value in June 2003 when we acquired our 55% ownership interest in MMP. The interest rate of the Series B senior notes is fixed at 7.7%. However, including the impact of the associated fair value hedge, which effectively swaps $250.0 million of the fixed-rate Series B senior notes to floating-rate debt (see Note 14–Derivative Financial Instruments) and the effect of the amortization of the fair value adjustment on long-term debt, the weighted-average interest rate for the senior notes was 8.1% at December 31, 2005.

Deposits for interest due the lenders are made to a cash escrow account and were reflected as restricted cash on our consolidated balance sheets of $5.8 million and $5.5 million at December 31, 2004 and 2005, respectively.

The note purchase agreement, as amended in connection with MMP’s May 2004 refinancing, requires Magellan Pipeline to maintain specified ratios of: (i) consolidated debt to EBITDA of no greater than 3.5 to 1.0, and (ii) consolidated EBITDA to interest expense of at least 3.3 to 1.0. It also requires MMP to maintain specified ratios of: (i) consolidated debt to EBITDA of no greater than 4.5 to 1.0, and (ii) consolidated EBITDA to interest expense of at least 2.5 to 1.0. In addition, the note purchase agreement contains additional covenants that limit Magellan Pipeline’s ability to incur additional indebtedness, encumber its assets, make debt or equity investments, make loans or advances, engage in certain transactions with affiliates, merge, consolidate, liquidate or dissolve, sell or lease a material portion of its assets, engage in sale and leaseback transactions and change the nature of its business. MMP and Magellan Pipeline are in compliance with these covenants.

During the period from January 1, 2003 through June 17, 2003, total cash payments for interest on all indebtedness, net of amounts capitalized, were $13.5 million and for the period from June 18, 2003 through December 31, 2003, were $25.1 million. Total cash payments for interest on all indebtedness, net of amounts capitalized, were $45.2 million and $66.8 million for the years ended December 31, 2004 and 2005, respectively.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

14. Derivative Financial Instruments

We and MMP use interest rate derivatives to help us manage interest rate risk. In conjunction with existing and anticipated debt instruments, we and MMP have executed the derivative transactions discussed below:

During October 2002, MMP entered into and unwound an interest rate hedge, realizing a loss of $1.0 million. This loss is being amortized over the 5-year life of the Magellan Pipeline notes.

In February 2004, MMP entered into three separate interest rate swap agreements to hedge its exposure to changes in interest rates for a portion of the debt it anticipated refinancing related to Magellan Pipeline’s senior notes. The notional amounts of the swaps totaled $150.0 million. The 10-year period of the swap agreements was the assumed tenure of the replacement debt starting in October 2007. The average fixed rate on the swap agreements was 5.9%.

In April 2004, MMP entered into three agreements for treasury lock transactions to hedge its exposure against interest rate increases for a portion of the $250.0 million of 10-year notes it issued in connection with its May 2004 refinancing plan. The notional amount of the agreements totaled $150.0 million and extended from 2004 to 2014 at a weighted average interest rate of 4.4%.

During May 2004, MMP unwound the February 2004 interest rate swap agreements described above and realized a gain of $3.2 million. MMP also unwound the April 2004 treasury lock transactions described above in May 2004 and realized a gain of $2.9 million. Because the interest rate swap hedges were considered to be effective, all of the realized gain associated with the interest rate swaps was recorded to other comprehensive income and is being amortized over the 10-year life of the notes issued during May 2004. Because the combined notional amounts of the interest rate swap agreements and the treasury locks exceeded the total amount of debt issued, a portion of the treasury lock hedge was ineffective. As such, the portion of the realized gain associated with the ineffective portion of the treasury lock hedge, or $1.0 million, was recorded as a gain on derivative during May 2004, which was reported as other income in our consolidated income statement. The remainder of the $1.9 million gain realized on the treasury lock hedge was recorded to other comprehensive income and is being amortized over the 10-year life of the notes issued during May 2004.

During May 2004, MMP entered into four separate interest rate swap agreements to hedge against changes in the fair value of a portion of the Magellan Pipeline Series B senior notes. MMP has accounted for these interest rate hedges as fair value hedges. The notional amounts of the interest rate swap agreements total $250.0 million. Under the terms of the interest rate swap agreements, MMP receives 7.7% (the weighted-average interest rate of the Magellan Pipeline Series B senior notes) and pays LIBOR plus 3.4%. These hedges effectively convert $250.0 million of MMP’s fixed-rate debt to floating-rate debt. The interest rate swap agreements began on May 25, 2004 and expire on October 7, 2007, the maturity date of the Magellan Pipeline Series B senior notes. Payments settle in April and October each year with the LIBOR set in arrears. During each settlement period MMP will record the impact of this swap based on its best estimate of LIBOR. Any differences between actual LIBOR determined on the settlement date and MMP’s estimate of LIBOR will result in an adjustment to MMP’s interest expense. A 1.0% change in LIBOR would result in an annual adjustment to MMP’s interest expense associated with this hedge of $2.5 million. The fair value of the instruments associated with this hedge at December 31, 2004 and December 31, 2005 was $2.7 million and $(2.5) million, respectively, and was recorded to other noncurrent assets and long-term debt at December 31, 2005. The unamortized step-up in basis of these notes was $7.8 million and $4.6 million as of December 31, 2004 and 2005, respectively.

In July 2004, MMP entered into two agreements for forward starting swaps to hedge its exposure to changes in interest rates for a portion of the $250.0 million of senior notes it anticipated issuing during October 2004 as partial financing for the pipeline assets it acquired in October 2004. The notional amounts of the agreements totaled $150.0 million. On October 7, 2004, the date MMP issued $250.0 million of debt due 2016, MMP unwound these hedges and realized a loss of $6.3 million. Because the hedges were considered to be effective, all of the realized loss associated with the hedges was recorded to other comprehensive income and is being amortized over the 12-year life of the notes issued in October 2004.

In October 2004, MMP entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016 which were issued in October 2004. The notional amount of this agreement is $100.0 million and effectively converts $100.0 million of MMP’s 5.65% fixed-rate senior notes issued in October 2004 to floating-rate debt. Under terms of the agreement, MMP receives the 5.65% fixed rate of the notes and pays LIBOR plus 0.6%. The agreement began on October 15, 2004 and terminates on October 15, 2016, which is the maturity

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

date of the senior notes due 2016. Payments settle in April and October each year with LIBOR set in arrears. During each settlement period MMP will record the impact of this swap based on its best estimate of LIBOR. Any differences between actual LIBOR determined on the settlement date and MMP’s estimate of LIBOR will result in an adjustment to MMP’s interest expense. A 0.25% change in LIBOR would result in an annual adjustment to MMP’s interest expense of $0.3 million associated with this hedge. The fair value of this hedge at December 31, 2004 and December 31, 2005 was $0.8 million and $0.3 million, respectively, which was recorded to other noncurrent assets and long-term debt.

In July 2005, we entered into three interest rate swap agreements and the notional amounts of these agreements total $140.0 million. Under these agreements, we received the variable-rate of the Magellan Holdings term loan and paid a weighted-average fixed rate of 6.4%. The agreements began on December 30, 2005 and expired on June 30, 2007, with settlements every March 30, June 30 and September 30. These agreements were unwound during December 2005 when we paid off the Magellan Holdings term loan and we recognized a gain of $1.0 million which is reflected in other income on our consolidated statement of income.

15. Leases

Leases—Lessee. We and MMP lease land, office buildings, tanks and terminal equipment at various locations to conduct our respective business operations. Several of the agreements provide for negotiated renewal options and cancellation penalties, some of which include the requirement to remove MMP’s pipeline from the property for non-performance. Total rent expense was $1.8 million for the period from January 1, 2003 through June 17, 2003, $2.1 million for the period from June 18, 2003 through December 31, 2003 and $4.7 million and $6.3 million for the years ended December 31, 2004 and 2005, respectively. Future minimum annual rentals under non-cancelable operating leases as of December 31, 2005, are as follows (in thousands):

2006	$2,776
2007	2,708
2008	2,059
2009	1,448
2010	1,443
Thereafter	10,554

Total	$20,988

Leases—Lessor. MMP has entered into capacity and storage leases with remaining terms from one to 11 years that are accounted for as operating-type leases. All of the agreements provide for negotiated extensions. Future minimum lease payments receivable under operating-type leasing arrangements as of December 31, 2005, are as follows (in thousands):

2006	$39,175
2007	28,580
2008	22,002
2009	15,904
2010	9,697
Thereafter	16,645

Total	$132,003

On December 31, 2001, MMP purchased an 8.5-mile, 8-inch natural gas liquids pipeline in northeastern Illinois from Aux Sable Liquid Products L.P. (“Aux Sable”) for $8.9 million. MMP then entered into a long-term lease arrangement under which Aux Sable is the sole lessee of these assets. MMP has accounted for this transaction as a direct financing lease. The lease expires in December 2016 and has a purchase option after the first year. Aux Sable has the right to re-acquire the pipeline at the end of the lease for a de minimis amount.

Future minimum lease payments receivable under this direct-financing-type leasing arrangement as of December 31, 2005, were $1.3 million in 2006, $1.3 million in 2007, $1.3 million in 2008, $1.3 million in 2009, $1.3 million in 2010 and $7.5 million cumulatively for all periods after 2010. The net investment under direct financing leasing arrangements as of December 31, 2004 and 2005, were as follows (in thousands):

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	December 31,
	2004	2005
Total minimum lease payments receivable	$15,351	$13,965
Less: Unearned income	6,887	5,937

Recorded net investment in direct financing leases	$8,464	$8,028

The net investment in direct financing leases was classified in the consolidated balance sheets as follows (in thousands):

	December 31,
	2004	2005
Classification of direct financing leases:
Current accounts receivable	$423	$358
Noncurrent accounts receivable	8,041	7,670

Total	$8,464	$8,028

16. Long-Term Incentive Plan

In December 2005, our general partner approved a long-term incentive plan for directors of our general partner and employees of MGG GP that perform services for us and our general partner. The long-term incentive plan primarily consists of two components: phantom units and unit options. To date, there have been no unit options granted. The long-term incentive plan permits the grant of awards covering an aggregate of 150,000 of our common units. The compensation committee of our general partner’s board of directors administers the long-term incentive plan.

MMP’s general partner has adopted a long-term incentive plan for employees who perform services for MMP and directors of MMP’s general partner. The long-term incentive plan primarily consists of two components: phantom units and unit options. To date, there have been no unit options granted. The long-term incentive plan permits the grant of awards covering an aggregate of 1.4 million common units. The compensation committee of MMP’s general partner’s board of directors administers the long-term incentive plan.

In February 2003, grants of 105,650 MMP limited partner units pursuant to the long-term incentive plan were made. These units vested on December 31, 2005. Because MMP exceeded specified performance metrics, the actual number of MMP limited partner units awarded with this grant totaled 180,602 units, which were valued at $5.8 million on December 31, 2005.

Following our acquisition of Williams’ interest in Magellan GP, LLC and MMP, Magellan GP, LLC’s board of directors made the following grants to certain employees who became dedicated to providing services to MMP:

•	In October 2003, grants of 21,280 MMP limited partner units were made. Of these awards, 9,700 units vested on December 31, 2003, 940 units vested on July 31, 2004, 9,700 units vested on December 31, 2004 and the remaining 940 units vested on July 31, 2005.

•	In January 2004, grants of 21,712 MMP limited partner units were made. Of these awards, 10,866 units vested on July 31, 2004 and 10,846 units vested on July 31, 2005.

In February 2004, grants of 159,025 MMP limited partner units pursuant to the long-term incentive plan were made. The actual number of MMP limited partner units that will be awarded under this grant are based on the attainment of short-term and long-term performance metrics. The number of MMP limited partner units that could ultimately be issued under this award range from zero units up to a total of 318,050 MMP limited partner units; however, the awards are also subject to personal and other performance components which could increase or decrease the number of MMP limited partner units to be paid out by as much as 40%. The unit awards will vest at the end of 2006. These unit awards are subject to forfeiture if employment is terminated prior to the vesting date. These awards do not have an early vesting feature except under circumstances which would result in a change in control of Magellan GP, LLC. During 2004, management increased its estimate of the number of MMP limited partner units that will be awarded under this grant to 289,626 and during 2005 further increased its estimate to 307,721 based on the attainment of the short-term performance metrics and the probability of attaining higher-than-standard on the long-term performance metrics. The value of the 307,721 MMP limited partner unit awards being accrued for on December 31, 2005 was $9.9 million.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In February 2005, grants of 160,640 MMP limited partner units pursuant to the long-term incentive plan were made. The actual number of MMP limited partner units that will be awarded under this grant are based on the attainment of long-term performance metrics. The number of MMP limited partner units that could ultimately be issued under this award ranges from zero units up to a total of 321,280 MMP limited partner units; however, the awards are also subject to personal and other performance components which could increase or decrease the number of MMP limited partner units to be paid out by as much as 20%. The unit awards will vest at the end of 2007. These unit awards are subject to forfeiture if employment is terminated for any reason other than for retirement, death or disability prior to the vesting date. If an award recipient retires, dies or becomes disabled prior to the end of the vesting period, the recipient’s grant will be prorated based upon the completed months of employment during the vesting period and the award will be paid at the end of the vesting period. These awards do not have an early vesting feature except in circumstances when there is a change in control of Magellan GP, LLC, in which case the MMP limited partner units will immediately vest at their maximum award level of double the award grant. During 2005, MMP increased its estimate of the number of MMP limited partner units that will be awarded under this grant to 287,532 based on the probability of attaining higher-than-standard on the long-term performance metrics. The value of the 287,532 MMP limited partner unit awards on December 31, 2005 was $9.3 million.

To facilitate the distribution of common units to participants in MMP’s long-term incentive plan, MMP’s general partner made purchases of MMP equity securities as follows:

Date Units Acquired	Total Number of Units Purchased	Average Price Paid Per Unit
01/09/03	11,106	$17.16
03/01/03	2,464	17.58
06/12/03	12,340	23.68
06/13/03	1,984	23.71
06/19/03	28,800	22.84
08/03/04	7,540	27.00
01/03/05	6,228	28.27
08/01/05	7,557	34.93

Total (a)	78,019

(a)	The MMP units purchased to settle awards do not include amounts withheld for income tax withholdings. Additionally, certain awards which vested during 2003, 2004 and 2005 were settled with cash.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

MMP’s equity-based incentive compensation expense is summarized as follows (in thousands):

	January 1, 2003 Through June 17, 2003	June 18, 2003 Through December 31, 2003	Year Ended December 31,
			2004	2005
2001 awards	$3,373	$—	$—	$—
2002 awards	1,955	—	—	—
2003 awards	528	1,212	2,232	2,433
October 2003 awards	—	309	199	7
January 2004 awards	—	—	500	102
2004 awards	—	—	2,809	3,835
2005 awards	—	—	—	3,134

Total	$5,856	$1,521	$5,740	$9,511

17. Segment Disclosures

MMP’s reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different marketing strategies and business knowledge. Management evaluates performance based upon segment operating margin, which includes revenues from affiliates and external customers, operating expenses, environmental expenses, environmental reimbursements, product purchases and equity earnings. Transactions between our business segments are conducted and recorded on the same basis as transactions with third-party entities.

On June 17, 2003, we acquired Williams’ interest in Magellan GP, LLC and MMP. Prior to June 17, 2003, affiliate revenues from Williams were accounted for as if the sales were to unaffiliated third parties. Also, prior to June 17, 2003, affiliate G&A costs, other than equity-based incentive compensation, were based on the expense limitations provided for in the omnibus agreement and were allocated to the business segments based on their proportional percentage of revenues. After June 17, 2003, affiliate G&A costs have been allocated to the business segments based on a three-factor formula, which considers total salaries, property, plant and equipment and total revenues less product purchases.

The non-GAAP measure of operating margin (in the aggregate and by segment) is presented in the following tables. The components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the tables below. Management believes that investors benefit from having access to the same financial measures they use to evaluate performance. Operating margin is an important performance measure of the economic performance of MMP’s core operations. This measure forms the basis of MMP’s internal financial reporting and is used by management in deciding how to allocate capital resources between segments. Operating profit, alternatively, includes expense items, such as depreciation and amortization and G&A costs, that management does not consider when evaluating the core profitability of an operation.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	(Predecessor) January 1, 2003 Through June 17, 2003
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Total
	(in thousands)
Transportation and terminals revenues:
Third party	$109,448	$41,594	$4,595	$155,637
Affiliate	13,122	—	—	13,122
Product sales revenues:
Third party	41,757	(65)	—	41,692
Affiliate	790	—	—	790

Total revenues	165,117	41,529	4,595	211,241
Operating expenses	49,304	14,865	2,023	66,192
Environmental	1,810	(102)	243	1,951
Environmental reimbursements	(1,099)	132	(291)	(1,258)
Product purchases	37,355	774	—	38,129

Operating margin	77,747	25,860	2,620	106,227
Depreciation and amortization	10,468	5,456	1,012	16,936
G&A expenses	17,133	5,507	486	23,126

Segment profit	$50,146	$14,897	$1,122	$66,165

As a result of Williams’ sale of its ownership interests in Magellan GP, LLC and MMP to us, MMP was responsible for $5.9 million of costs to separate from Williams. Of these costs, $3.7 million was charged to affiliate G&A expense and was allocated by MMP to the business units as follows: $2.7 million to petroleum products pipeline, $0.9 million to petroleum products terminals and $0.1 million to the ammonia pipeline system.

	June 18, 2003 Through December 31, 2003
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
	(in thousands)
Transportation and terminals revenues	$155,606	$37,279	$8,013	$—	$200,898
Product sales revenues	65,086	4,744	—	—	69,830

Total revenues	220,692	42,023	8,013	—	270,728
Operating expenses	72,161	18,737	2,419	(873)	92,444
Environmental	25,001	491	201	—	25,693
Environmental reimbursements	(23,423)	(491)	(201)	—	(24,115)
Product purchases	60,675	1,162	—	—	61,837

Operating margin	86,278	22,124	5,594	873	114,869
Depreciation and amortization	17,993	7,729	226	873	26,821
G&A expenses	19,703	9,136	1,908	—	30,747

Segment profit	$48,582	$5,259	$3,460	$—	$57,301

Segment assets	$1,036,648	$426,700	$37,872		$1,501,220
Corporate assets					190,487

Total assets					$1,691,707

Goodwill	—	10,014	—	—	10,014
Additions to long-lived assets	8,751	6,937	186	—	15,874

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2004
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
	(in thousands)
Transportation and terminals revenues	$315,029	$91,302	$13,922	$(1,151)	$419,102
Product sales revenues	264,965	10,819	—	—	275,784
Affiliate management fee revenue	488	—	—	—	488

Total revenues	580,482	102,121	13,922	(1,151)	695,374
Operating expenses	139,669	37,024	5,318	(4,180)	177,831
Environmental	38,744	3,039	2,206	—	43,989
Environmental reimbursements	(37,647)	(2,839)	(912)	—	(41,398)
Product purchases	248,409	6,535	—	—	254,944
Equity earnings	(1,602)	—	—	—	(1,602)

Operating margin	192,909	58,362	7,310	3,029	261,610
Depreciation and amortization	37,251	16,138	778	3,029	57,196
G&A expenses	38,154	13,741	2,345	—	54,240

Segment profit	$117,504	$28,483	$4,187	$—	$150,174

Segment assets	$1,563,993	$451,201	$32,241		$2,047,435
Corporate assets					235,269

Total assets					$2,282,704

Goodwill	$—	$9,964	$—	$—	$9,964
Additions to long-lived assets	$547,868	$53,659	$521	$—	$602,048

In October 2004, MMP acquired a pipeline system (see Note 6—Acquisitions) which significantly affected the revenue and expense categories above for the petroleum products pipeline system during the fourth quarter of 2004.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2005
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
	(in thousands)
Transportation and terminals revenues	$381,926	$105,563	$15,849	$(3,142)	$500,196
Product sales revenues	625,725	11,444	—	(960)	636,209
Affiliate management fee revenue	667	—	—	—	667

Total revenues	1,008,318	117,007	15,849	(4,102)	1,137,072
Operating expenses	176,721	40,184	6,847	(6,039)	217,713
Environmental	8,590	2,102	1,315	—	12,007
Product purchases	577,678	5,294	—	(1,469)	581,503
Equity earnings	(3,104)	—	—	—	(3,104)

Operating margin	248,433	69,427	7,687	3,406	328,953
Depreciation and amortization	48,569	18,624	1,056	3,406	71,655
G&A expenses	44,897	14,466	2,143	—	61,506

Segment profit	$154,967	$36,337	$4,488	$—	$195,792

Segment assets	$1,555,588	$560,896	$38,200		$2,154,684
Corporate assets					110,311

Total assets					$2,264,995

Goodwill	$—	$12,387	$—	$—	$12,387
Additions to long-lived assets	$29,701	$122,815	$564	$—	$153,080

18. Commitments and Contingencies

Environmental Indemnification Settlement. Prior to May 27, 2004, Williams had agreed to indemnify MMP against certain environmental losses, among other things, associated with assets that Williams contributed to MMP at the time of its initial public offering or which MMP subsequently acquired from Williams. In May 2004, MMP and Magellan GP, LLC entered into an agreement with Williams under which Williams agreed to pay MMP $117.5 million to release Williams from these indemnifications. MMP received $35.0 million and $27.5 million from Williams on July 1, 2004 and 2005, respectively, and expects to receive installment payments from Williams of $20.0 million and $35.0 million on July 1, 2006 and 2007, respectively. The cash MMP has received from the indemnity settlement is not reserved and has been used by MMP for its various other cash needs, including expansion capital spending.

While the settlement agreement releases Williams from its environmental and certain indemnifications, other indemnifications remain in effect. These remaining indemnifications cover:

•	Issues involving employee benefits matters;

•	Issues involving rights-of-way, easements and real property, including asset titles; and

•	Unlimited losses and damages related to tax liabilities.

In conjunction with this settlement:

•	We recorded $61.8 million as a receivable from Williams with an offsetting reduction of our June 2003 purchase price of MMP. The $61.8 million amount represented the difference between the discounted value of the future cash proceeds to be received from Williams ($106.9 million) less the amount of previously recognized environmental receivables from Williams ($45.1 million); and

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

•	The difference between the undiscounted amounts to be received from Williams and the discounted value of those future cash payments is $10.6 million. We are recognizing this $10.6 million as interest income and an increase to our receivable with Williams over the period from May 25, 2004 to the final payment date of July 1, 2007.

Environmental Liabilities. Estimated liabilities for environmental costs were $59.9 million and $57.3 million at December 31, 2004 and 2005, respectively. These estimates are provided on an undiscounted basis and have been classified as current or non-current based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental remediation liabilities will be paid over the next ten years. Our environmental liabilities include accruals associated with the EPA Issue and the Kansas City, Kansas Release, which are discussed below.

As of December 31, 2004 and 2005, known liabilities that would have been covered by the indemnity agreements discussed above were $40.8 million and $43.1 million, respectively. Through December 31, 2005, MMP has spent $17.4 million of the $117.5 million indemnification settlement amount for indemnified matters, including $6.6 million of capital costs. The cash MMP has received from the indemnity settlement is not reserved and has been used by MMP for its various other cash needs, including expansion capital spending.

EPA Issue. In July 2001, the EPA, pursuant to Section 308 of the Clean Water Act (the “Act”) served an information request to Williams based on a preliminary determination that Williams may have systematic problems with petroleum discharges from pipeline operations. That inquiry primarily focused on Magellan Pipeline, which MMP subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. MMP has responded to the March 2004 information request in a timely manner and has entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. This matter was included in the indemnification settlement with Williams (see Environmental Indemnification Settlement discussion above). MMP has accrued an amount for this matter based on its best estimates that is less than $22.0 million. Due to the uncertainties described above, it is reasonably possible that the amounts MMP has recorded for this environmental liability could change in the near term. Management is unable to determine with any accuracy what those amounts could be and they could be material to our results of operations and cash flows.

Kansas City, Kansas Release – During the second quarter of 2005, MMP experienced a line break and release of approximately 2,900 barrels of product on its petroleum products pipeline near its Kansas City, Kansas terminal. As of December 31, 2005, MMP’s estimate of costs associated with this release was approximately $2.7 million. MMP has spent $1.7 million on remediation associated with this release and has $1.0 million of environmental liabilities recorded at December 31, 2005. MMP has not been assessed a penalty by the EPA, or any other regulatory agency, relative to this release and management is unable to estimate with any certainty what penalties, if any, might be assessed. Therefore, MMP’s environmental accrual for this matter, as of December 31, 2005, includes no amounts for penalties. If penalties are assessed, the recognition of such obligations, which could occur in the near term, could be material to our results of operations and cash flows.

Indemnification Obligation. As part of our negotiations with Williams for the June 2003 acquisition of Williams’ interest in MMP, we assumed Williams’ obligations for $21.9 million of known MMP environmental liabilities. To the extent the environmental and other Williams indemnity claims against us are less than $21.9 million, we will pay to Williams the remaining difference between $21.9 million and the indemnity claims we pay. Recorded liabilities associated with this indemnification were $10.4 million and $5.5 million at December 31, 2004 and December 31, 2005, respectively.

Other. MMP is a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all claims, legal actions and complaints after consideration of amounts accrued, insurance coverage or other indemnification arrangements will not have a material adverse effect on our future financial position, results of operations or cash flows.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

19. Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows (in thousands).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Revenues	$133,144	$142,220	$158,500	$261,510
Operating margin	57,110	66,741	62,764	74,995
Total costs and expenses	102,396	102,991	123,760	217,655
Net income	5,034	3,234	7,360	4,075

2005
Revenues	$258,333	$255,586	$313,943	$309,210
Operating margin	82,634	81,496	83,111	81,712
Total costs and expenses	208,086	207,916	265,800	262,582
Net income	6,236	2,809	1,687	816

All 2004 quarters were impacted by the results from MMP’s acquisition of 14 terminals in January 2004 and its equity investment in Osage Pipeline in March 2004. Second-quarter 2004 results were impacted by $16.7 million of refinancing costs, which included $12.7 million of debt prepayment premiums associated with the early extinguishment of a portion of MMP’s previously outstanding Magellan Pipeline senior notes, a $5.0 million write-off of unamortized debt placement costs associated with the retired debt and a $1.0 million gain on an interest rate hedge related to the debt refinancing. Fourth-quarter 2004 results were impacted by MMP’s pipeline system acquisition, including debt and equity financing transactions (see Note 6—Acquisitions). Third-quarter and fourth-quarter 2005 revenues were impacted by high and increasing gasoline prices on MMP’s petroleum products blending and fractionation operations and the third-party supply agreement MMP assumed as part of its pipeline system acquisition in fourth-quarter 2004.

At December 31, 2004, we owned 5.5 million common units and 8.5 million subordinated units of MMP, which represented 21% of MMP’s total common and subordinated units outstanding on that date. During 2005, we sold all of our ownership interests in these common and subordinated units. These sales had the impact of significantly increasing the minority interest expense recognized and significantly reducing our net income during 2005.

20. Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosure for financial instruments:

Cash and cash equivalents and restricted cash: The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.

Marketable securities: The carrying amounts reported in the balance sheet approximate fair value due to the variable rates of these instruments.

Long-term receivables: Generally, fair value is determined by discounting estimated future cash flows by the rates inherent in the long-term instruments plus/minus the change in the risk-free rate since inception of the instrument.

Debt: The fair value of traded notes was based on the prices of those notes at December 31, 2004 and 2005. The fair value of our fixed-rate debt at December 31, 2004 and 2005 was determined by discounting estimated future cash flows using our incremental borrowing rate. The fair value of our private placement debt at December 31, 2004 and 2005 was determined by discounting estimated future cash flows using incremental borrowing rates. The carrying amount of floating-rate borrowings approximates fair value due to the variable rates of those instruments.

Interest rate swaps: Fair value is determined based on forward market prices and approximates the net gains and losses that would have been realized if the contracts had been settled at year-end.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table reflects the carrying amounts and fair values of our consolidated financial instruments as of December 31, 2004 and 2005 (in thousands):

	December 31, 2004		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$31,568	$31,568	$36,563	$36,563
Restricted cash	5,847	5,847	5,537	5,537
Marketable securities	108,052	108,052	—	—
Long-term receivables	56,063	56,321	39,516	38,469
Debt	1,059,011	1,095,248	803,722	815,400
Interest rate swaps	3,459	3,459	(2,183)	(2,183)

21. Distributions

Distributions paid by MMP during 2003, 2004 and 2005 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Common Units	Subordinated Units	Class B Common Units	General Partner(a)	Total Cash Distribution
02/14/03	$0.3625	$9,918	$4,118	$5,677	$1,321	$21,034
05/15/03	0.3750	10,260	4,260	5,873	1,548	21,941
08/14/03	0.3900	10,670	4,430	6,108	1,820	23,028
11/14/03	0.4050	11,081	4,601	6,343	2,499	24,524

Total	$1.5325	$41,929	$17,409	$24,001	$7,188	$90,527

02/13/04	$0.4150	$18,020	$4,714	$—	$3,066	$25,800
05/14/04	0.4250	19,661	3,621	—	3,613	26,895
08/13/04	0.4350	20,994	3,706	—	4,313	29,013
11/12/04	0.4450	25,739	3,791	—	5,705	35,235

Total	$1.7200	$84,414	$15,832	$—	$16,697	$116,943

02/14/05	$0.4563	$26,390	$3,887	$—	$5,201	$35,478
05/13/05	0.4800	29,127	2,726	—	6,778	38,631
08/12/05	0.4975	30,189	2,825	—	7,939	40,953
11/14/05	0.5312	32,236	3,018	—	10,178	45,432

Total	$1.9650	$117,942	$12,456	$—	$30,096	$160,494

02/14/06	$0.5525	$33,526	$3,138	$—	$12,839	$49,503

(a)	Includes amounts paid to Magellan GP, LLC for its incentive distribution rights.

Distributions paid by MMP to its affiliate owners prior to our acquisition of interests in MMP and its general partner were as follows (in thousands except per unit amounts):

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Common Units	Subordinated Units	Class B Common Units	General Partner(a)	Total Cash Distribution
02/14/03	$0.3625	$783	$4,118	$5,677	$1,321	$11,899
05/15/03	0.3750	810	4,260	5,873	1,548	12,491

Total	$0.7375	$1,593	$8,378	$11,550	$2,869	$24,390

(a)	Includes amounts paid to Magellan GP, LLC for its incentive distribution rights.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Subsequent to our acquisition of interests in MMP and its general partner in June 2003, the following cash distributions were paid by MMP to us and Magellan GP, LLC (in thousands except per unit amounts):

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Common Units	Subordinated Units	Class B Common Units	General Partner(a)	Total Cash Distribution
08/14/03	$0.3900	$842	$4,430	$6,108	$1,820	$13,200
11/14/03	0.4050	875	4,601	6,343	2,499	14,318

Total	$0.7950	$1,717	$9,031	$12,451	$4,319	$27,518

02/13/04	$0.4150	$3,267	$4,714	$—	$3,066	$11,047
05/14/04	0.4250	4,552	3,621	—	3,613	11,786
08/13/04	0.4350	2,615	3,706	—	4,313	10,634
11/12/04	0.4450	2,435	3,791	—	5,705	11,931

Total	$1.7200	$12,869	$15,832	$—	$16,697	$45,398

02/14/05	$0.4563	$—	$3,887	$—	$5,201	$9,088
05/14/05	0.4800	1,147	—	—	6,778	7,925
08/13/05	0.4975	—	—	—	7,939	7,939
11/14/05	0.5312	—	—	—	10,178	10,178

Total	$1.9650	$1,147	$3,887	$—	$30,096	$35,130

02/14/06	$0.5525	$—	$—	$—	$12,839	$12,839

(a)	Includes amounts paid to Magellan GP, LLC for its incentive distribution rights.

On February 14, 2006, MMP paid cash distributions of $0.5525 per unit on its outstanding common and subordinated units to unitholders of record at the close of business on January 30, 2006. The total distributions paid by MMP, including distribution paid to Magellan GP, LLC, was $49.5 million. In February 2006, MMP’s partnership agreement was amended to restore the incentive distribution rights to the same level as before an amendment made in connection with MMP’s October 2004 pipeline system acquisition, which reduced the incentive distributions paid to Magellan GP, LLC by $1.3 million in 2004, $5.0 million in 2005 and $3.0 million in 2006. In return, we made a capital contribution to MMP on February 9, 2006, equal to the present value of the remaining reductions in incentive distributions, or $4.2 million.

Distributions we have made to our affiliate owners are as follows (in thousands):

Date Distribution Paid	Amount
2003
June	$5,000
December	148,000

Total	$153,000

2004
January	$16,158
March	3,000
May	66,000
June	8,000
August	10,000
December	147,842

Total	$251,000

2005
January	$125,795
February	13,000
April	81,500
May	32,000
June	162,000
November	7,000
December	34,621

Total	$455,916

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Total distributions paid to outside and affiliate owners by us and MMP are determined as follows (in thousands):

Predecessor	January 1, 2003 Through June 17, 2003
Cash distributions paid by MMP	$42,975
Less: distributions paid by MMP to its general partner	(2,869)

Distributions paid by MMP to outside and affiliate owners	40,106
Distributions paid by Magellan GP, LLC to affiliate owners	2,869

Total distributions paid to outside and affiliate owners	$42,975

	June 18, 2003 Through December 31, 2003	Year Ended December 31,
		2004	2005
Cash distributions paid by MMP	$47,552	$116,943	$160,494
Less: distributions paid by MMP to its affiliates	(27,518)	(45,398)	(35,130)

Distributions paid by MMP to outside owners	20,034	71,545	125,364
Distributions we paid to our affiliate owners	153,000	251,000	455,916

Total distributions paid to outside and affiliate owners	$173,034	$322,545	$581,280

22. Partners’ Capital (Deficit)

MMP Capital. The following table details the changes in the number of MMP units outstanding and their ownership by affiliates and non-affiliates (the public) from January 1, 2004 through December 31, 2005. See Note 4—Debt Transactions, Sales of MMP Units and MMP Debt and Equity Transactions for further details.

	Common		Subordinated
	Public	Affiliates	Public	Affiliates	Total
Units outstanding as of January 1, 2004	34,200,000	9,221,236	—	11,359,388	54,780,624
01/04—Sale of units by affiliate	1,350,000	(1,350,000)	—	—	—
02/04—Conversion of subordinated units to common units	—	2,839,846	—	(2,839,846)	—
05/04—MMP equity offering	6,000,000	(4,000,000)	—	—	2,000,000
06/04—Sale of units by affiliate	700,000	(700,000)	—	—	—
08/04—MMP equity offering	4,140,000	(540,000)	—	—	3,600,000
10/04—MMP equity offering	5,200,000	—	—	—	5,200,000
11/04—MMP equity offering	780,000	—	—	—	780,000

Units outstanding as of December 31, 2004	52,370,000	5,471,082		8,519,542	66,360,624
01/05—Sale of units by affiliate	5,471,082	(5,471,082)	—	—	—
02/05—Conversion of subordinated units to common units	—	2,839,846	—	(2,839,846)	—
02/05—Sale of units by affiliate	450,288	(450,288)	—	—	—
04/05—Sale of units by affiliate	—	—	5,679,696	(5,679,696)	—
05/05—Sale of units by affiliate	2,100,000	(2,100,000)	—	—	—
06/05—Sale of units by affiliate	289,558	(289,558)	—	—	—

Units outstanding as of December 31, 2005	60,680,928	—	5,679,696	—	66,360,624

As of December 31, 2005, MMP’s outstanding common units were 60,680,928 and the subordinated units outstanding were 5,679,696, all of which were owned by non-affiliates. Our ownership interest in MMP is now limited to our 2% general partner interest and incentive distribution rights which we derive through our 100% ownership interest in Magellan GP, LLC. MMP’s subordination period ended on December 31, 2005 and the 5,679,696 subordinated units converted to common units on January 31, 2006, one day after MMP’s quarterly cash distribution record date.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

MMP’s subordination period ended on December 31, 2005, when it met the final financial tests provided for in its partnership agreement. As a result, there are no longer restrictions on Magellan GP, LLC’s ability to issue MMP common units. The limited partners holding MMP’s common units have the following rights, among others:

•	right to receive distributions of MMP’s available cash within 45 days after the end of each quarter;

•	right to elect the board members of Magellan GP, LLC;

•	right to remove Magellan GP, LLC as MMP’s general partner upon a 66.7% majority vote of MMP’s outstanding unitholders;

•	right to transfer common unit ownership to substitute MMP limited partners;

•	right to receive an annual report, containing audited financial statements and a report on those financial statements by MMP’s independent public accountants within 120 days after the close of the fiscal year end;

•	right to receive information reasonably required for tax reporting purposes within 90 days after the close of the calendar year;

•	right to vote according to the limited partners’ percentage interest in MMP on any meeting that may be called by Magellan GP, LLC; and

•	right to inspect MMP’s books and records at the MMP unitholders’ own expense.

MMP’s net income is allocated to its general and limited partners based on their proportionate share of their contractually-determined cash distributions for the period, with adjustments made for certain charges that are specifically allocated to MMP’s general partner. The following table illustrates the percentage allocations of distributions between the owners of MMP, including us, at the target distribution levels contained in MMP’s partnership agreement.

MMP Quarterly Distribution Per Unit	Distributions to MMP’s Limited Partners as a Percentage of Total Distributions	Distributions to Us as a Percentage of Total Distributions
		General Partner Interest	Incentive Distribution Rights
up to $0.288750	98%	2%	0%
above $0.288750 up to $0.328125	85%	2%	13%
above $0.328125 up to $0.393750	75%	2%	23%
above $0.393750	50%	2%	48%

In the event of liquidation, all property and cash in excess of that required to discharge all liabilities will be distributed to the partners in proportion to the positive balances in their respective tax-basis capital accounts. The limited partners’ liability is generally limited to their investment.

Magellan Midstream Holdings, L.P. Capital. Our initial partners’ capital of $333.8 million at our formation in April 2003 consisted of $319.7 million of limited partner preferred interests, $13.3 million of Class A limited partner common interests and $0.8 million of limited partner Class B common interests. Madison Dearborn Capital Partners IV, L.P. and CRF (together with their affiliates) were each issued 50% of both the preferred and Class A common interests in return for their equity contribution. The Class B common interests were issued to certain officers and directors of MMP’s general partner in return for their equity contribution. The preferred interests were redeemed in December 2004. Income and distributions are allocated to the Class A and Class B common units in proportion to their respective equity contributions. Similarly, in the event of liquidation, all property and cash in excess of that required to discharge all liabilities will be distributed to the Class A and Class B common unitholders in proportion to their respective equity contributions. The limited partners’ liability is generally limited to their investment.

Our partners’ capital balance is negative as of December 31, 2005 due primarily to distributions by us to our owners in excess of their initial investment in us and accumulated earnings.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

23. Subsequent Events

On February 16, 2006, MMP’s general partner issued 168,105 MMP phantom unit award grants pursuant to the long-term incentive plan. The actual number of MMP units that will be awarded under this grant are based on the attainment of long-term performance metrics. The number of MMP phantom units that could ultimately be issued under this award range from zero units up to a total of 336,210 units; however, the awards are also subject to personal and other performance components which could increase or decrease the number of MMP units to be paid out by as much as 20%. These unit awards will vest on December 31, 2008.

On February 14, 2006, MMP paid cash distributions of $0.5525 per unit on its outstanding common and subordinated units to unitholders of record at the close of business on January 30, 2006. The total distribution, including distributions of $12.8 million paid to us, was $49.5 million.

During February 2006, we sold 35% of our common units in an initial public offering. In connection with the closing of this offering, MMP’s partnership agreement was amended to remove the requirement for Magellan GP, LLC to maintain its 2% interest in any future offering of MMP limited partner units. In addition, MMP’s partnership agreement was amended to restore the incentive distribution rights to the same level as before an amendment made in connection with MMP’s October 2004 pipeline system acquisition, which reduced the incentive distributions paid to Magellan GP, LLC by $1.3 million for 2004, $5.0 million for 2005 and $3.0 million for 2006. In return, we made a capital contribution to MMP on February 9, 2006 equal to the present value of the remaining reductions in incentive distributions, or $4.2 million.

MMP had a terminalling agreement under which it provided storage rental and throughput fees based on discounted rates plus a variable fee, which was based on a percentage of the net profits from certain trading activities conducted by its customer. Under this agreement, which expired on January 31, 2006, MMP recognized the discounted storage rental and throughput fees as the services were performed; however, MMP would not receive revenue from the variable fee if the net trading profits fell below a specified amount or were negative. MMP earned approximately $6.4 million related to the shared trading profits which was not determinable until the end of the contract term. MMP elected to defer the recognition of this revenue until the end of the contract term.

During February 2006, we entered into a $5.0 million revolving credit facility with MGG Midstream Holdings, L.P. as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on December 31, 2006 and will bear interest at LIBOR plus 2.0%. We will pay a commitment fee to MGG Midstream Holdings, L.P. on the unused portion of the working capital facility of 0.3% annually.

In January 2006, we entered into an agreement with MGG Midstream Holdings, L.P., which we refer to as the Reimbursement Agreement, pursuant to which it will reimburse us for:

•	any amounts we pay to MMP pursuant to our indemnity obligations to MMP related to certain of its environmental liabilities under the Purchase and Sale Agreement dated April 18, 2003, as amended, among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and us, pursuant to which we purchased the general partner of MMP;

•	any amounts we pay to MMP pursuant to our obligation to reimburse it for certain G&A expenses under the new omnibus agreement dated June 17, 2003, among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and Williams, and us; and

•	any expenses incurred but not paid that relate to the period prior to the closing of our initial public offering.

On January 31, 2006, one day after MMP’s quarterly cash distribution record date, all of MMP’s 5,679,696 outstanding subordinated units converted to common units as provided in MMP’s partnership agreement.

On January 13, 2006, MMP experienced a line break and product release of approximately 3,200 barrels from its petroleum products pipeline near Independence, Kansas. MMP is in the process of evaluating the estimated repair and remediation costs associated with the release. MMP has insurance coverage for this incident with a deductible of $1.5 million. Management is unable to estimate with any degree of certainty what penalties, if any, might be assessed by the EPA or other governmental agency, associated with this release, which would not be covered by MMP’s insurance policy. The net costs for repair and remediation plus any penalties that may be assessed could be material to both MMP’s and our results of operations or cash flows.

ITEM 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) of the Securities Exchange Act) was performed as of the end of the period covered by the date of this report. This evaluation was performed under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and practices are effective in providing reasonable assurance that all required disclosures are included in the current report.

Our management, including our general partner’s Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls over financial reporting (internal controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our disclosure controls and internal controls and make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as systems change and conditions warrant. There have been no substantial changes in our internal controls since December 31, 2004.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

We are a limited partnership and do not have a board of directors or employees. We are managed and operated by the officers of, and are subject to the oversight of the board of directors of, our general partner as is commonly the case with publicly traded limited partnerships. The total number of directors on our general partner’s board of directors is currently set at eight with two vacancies. Our general partner’s board of directors is committed to finding two independent directors to fill those vacancies as soon as possible.

Directors of Our General Partner

Walter R. Arnheim, 61, has served as a director of our general partner since February 15, 2006. He served as the Executive Director of the Washington Opera from January 2000 to July 2002. From 1968 to January 2000, Mr. Arnheim was employed by Mobil Corporation where he served as a Vice President of Planning and as the Treasurer.

Jim H. Derryberry, 61, has served as a director of our general partner since February 1, 2005. He has also served as a director of the general partner of MMP since February 1, 2005. Mr. Derryberry is a co-founder of Riverstone Holdings, LLC where he has served as a Managing Director and Chief Operating Officer since May 2000. Prior to joining Riverstone, Mr. Derryberry was a Managing Director of J.P. Morgan, where he served as head of the Natural Resources and Power Group.

Patrick C. Eilers, 39, has served as a director of our general partner since April 17, 2003. He has also served as a director of the general partner of MMP since June 17, 2003. He has been employed by Madison Dearborn Partners, LLC since 1999 where he serves as a Director. Prior to joining Madison Dearborn Partners, he served as a Director with Jordan Industries, Inc. from 1995 to 1997 and as an Associate with IAI Venture Capital, Inc. from 1990 to 1994 while playing professional football with the Chicago Bears, the Washington Redskins and the Minnesota Vikings from 1990 to 1995.

N. John Lancaster, Jr., 37, has served as a director of our general partner since May 4, 2004. He has also served as a director of the general partner of MMP since May 20, 2004. He is a Managing Director of Riverstone Holdings, LLC where his primary focus includes sourcing and executing investments in the energy industry. Prior to joining Riverstone in April 2000, he was a director with The Beacon Group, LLC, a strategic advisory and private equity investment firm.

Thomas S. Souleles, 37, has served as a director of our general partner since December 13, 2004. He has also served as a director of the general partner of MMP since December 13, 2004. Mr. Souleles has been employed by Madison Dearborn Partners, LLC since 1995 where he serves as a Managing Director, jointly leading the firm’s basic industries practice. He is also a director of Packaging Corporation of America.

Don R. Wellendorf, 53, is currently Chairman of the Board and has served as a director of our general partner since December 21, 2005 and the President and Chief Executive Officer since June 17, 2003. He also serves as Chairman of the Board, President and Chief Executive Officer of the general partner of MMP and has served in such capacities since November 15, 2002. Mr. Wellendorf served as President and Chief Executive Officer of MMP’s former general partner from May 13, 2002 until November 15, 2002, and served as a director of MMP’s former general partner from February 9, 2001 until November 15, 2002. He served as Treasurer and Chief Financial Officer of MMP’s former general partner from January 7, 2001 to July 24, 2002 and as Senior Vice President of MMP’s former general partner from January 7, 2001 until May 13, 2002. From 1998 to March 2003, he served as a Vice President of a subsidiary of Williams. Prior to Williams’ merger with MAPCO Inc., he served in various management positions since joining MAPCO in 1979.

Director Independence. Because we are a publicly traded limited partnership, the NYSE rules do not require our general partner’s board to be made up of a majority of independent directors. However, our general partner’s board of directors currently has one director who satisfies the independence and financial literacy requirements of the NYSE and the Securities and Exchange Commission (“SEC”). This director is Walter R. Arnheim. Based on all relevant facts and circumstances, our general partner’s board of directors affirmatively determined on February 15, 2006 that Mr. Arnheim has no material relationship with us or our general partner. The following categorical standards were used by our general partner’s board of directors to determine Mr. Arnheim’s independence:

•	A director will not be considered independent if the director is, or has been within the last three years, an employee of, or if an immediate family member of a director is, or has been within the last three years, an executive officer of, MGG Midstream Holdings, L.P., MGG GP, us, Magellan GP, LLC or MMP (the “Magellan Group”); provided, however, that employment as an interim Chairman or Chief Executive Officer (“CEO”) or other executive officer will not disqualify a director from being considered independent following that employment.

•	A director who has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $100,000 in direct compensation from the Magellan Group, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), will not be considered independent; provided, however, that the following need not be considered in determining independence under this test: (i) compensation received by a director for former service as an interim Chairman or CEO or other executive officer and (ii) compensation received by an immediate family member for service as an employee (other than an executive officer) of the Magellan Group.

•	A director will not be considered independent if (i) the director or an immediate family member is a current partner of a firm that is our internal or external auditor; (ii) the director is a current employee of such a firm, (iii) the director has an immediate family member who is a current employee of such a firm and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice; or (iv) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on our audit within that time.

•	A director will not be considered independent if the director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of the Magellan Group’s present executive officers at the same time serves or served on that company’s compensation committee.

•	A director who is a current employee, or whose immediate family member is a current executive officer, of a company that has made payments to, or received payments from, the Magellan Group for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues, will not be considered independent; provided, however, that charitable organizations will not be considered “companies” for purposes of this test.

Communications to the Board of Directors. The non-management members of our general partner’s board of directors meet quarterly following each regularly scheduled board meeting. The presiding director at these non-management board member meetings is Walter R. Arnheim. You may send communications to our general partner’s board of directors by calling our Action Line at 1-800-876-6021. All messages received for the board of directors will be forwarded directly to Mr. Arnheim.

Board Committees. Because we are a publicly traded limited partnership, the NYSE rules do not require our general partner’s board of directors to have a standing compensation or nominating committee. Our general partner’s board of directors serves the function of the compensation and nominating committees. Our general partner’s board of directors has not adopted a compensation or nominating committee charter.

The minimum qualifications that our general partner’s board of directors believes must be met in order to recommend a nominee as a director are set forth in the Corporate Governance Guidelines, which have been approved by our general partner’s board of directors and are available on our website at www.mgglp.com, or we will provide a copy upon unitholder request. Our general partner’s board of directors relies on its members to identify and evaluate nominees for director. Nominees recommended by unitholders will be evaluated by our general partner’s board of directors in the same manner as nominees recommended by a member of the board of directors.

The following is a brief description of the functions and operations of the standing committees of the board of directors of our general partner:

Audit Committee. Walter R. Arnheim is currently the only member of the audit committee. Our general partner’s board of directors is committed to finding two independent directors to fill the two vacancies on this committee as soon as possible. Our general partner’s board of directors has determined that Mr. Arnheim meets the independence and financial literacy requirements of the NYSE and is an audit committee financial expert and independent director as defined by the Securities Exchange Act of 1934. The audit committee, among other things, reviews our external financial reporting, retains our independent auditors and reviews procedures for internal auditing and the adequacy of our internal accounting controls. Our general partner’s board of directors has adopted a written charter for the audit committee, which is available on our website at www.mgglp.com, or we will provide a copy upon unitholder request.

Conflicts Committee. Walter R. Arnheim is currently the only member of the conflicts committee. Our general partner’s board of directors is committed to finding two independent directors to fill the two vacancies on this committee as soon as possible. At the request of our general partner’s board of directors, the conflicts committee reviews specific material matters that may involve conflicts of interest with our general partner and its affiliates and determines if the resolution of the conflict of interest is fair and reasonable to us. Any matters approved by the conflicts committee are conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe to us or our unitholders.

Executive Officers of Our General Partner

Don R. Wellendorf, 53, is currently Chairman of the Board and has served as a director of our general partner since December 21, 2005 and President and CEO since June 17, 2003. He also serves as Chairman of the Board, President and CEO of the general partner of MMP and has served in such capacities since November 15, 2002. Mr. Wellendorf served as President and CEO of MMP’s former general partner from May 13, 2002 until November 15, 2002, and served as a director of MMP’s former general partner from February 9, 2001 until November 15, 2002. He served as Treasurer and Chief Financial Officer of MMP’s former general partner from January 7, 2001 to July 24, 2002 and as Senior Vice President of MMP’s former general partner from January 7, 2001 until May 13, 2002. From 1998 to March 2003, he served as a Vice President of a subsidiary of Williams Prior to Williams’ merger with MAPCO Inc., he served in various management positions since joining MAPCO in 1979.

John D. Chandler, 36, has served as Vice President, Chief Financial Officer and Treasurer of our general partner since June 17, 2003. He has also served as Vice President since June 17, 2003 and Chief Financial Officer and Treasurer since

November 15, 2002 of the general partner of MMP. He served in the same capacities for MMP’s former general partner from July 24, 2002 until November 15, 2002. He was Director of Financial Planning and Analysis for a subsidiary of Williams from September 2000 to July 2002. He also served as Director of Strategic Development for a subsidiary of Williams from 1999 to 2000 and served as Manager of Strategic Analysis from 1998 to 1999. Prior to Williams’ merger with MAPCO Inc. he held various accounting and finance positions with MAPCO from 1992 to 1998.

Lonny E. Townsend, 49, has served as Vice President and General Counsel of our general partner since June 17, 2003 and as Compliance and Ethics Officer and Secretary since December 21, 2005. He has also served as Vice President, General Counsel and Assistant Secretary since June 17, 2003 and Compliance and Ethics Officer since October 20, 2004 of the general partner of MMP. He was Assistant General Counsel for Williams from February 2001 to June 17, 2003. He also served as Senior Counsel for Williams from September 1995 to February 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of our general partner and persons who beneficially own more than 10% of our common units to file ownership and changes in ownership reports with the SEC and the NYSE. The SEC regulations also require that a copy of all these Section 16(a) forms filed must be furnished to us by the directors and executive officers of our general partner and persons beneficially owning more than 10% of our common units. Because these rules did not become applicable to us until the closing of our initial public offering, no filings were required in 2005.

Code of Ethics and Business Conduct

We have a code of ethics that applies to our general partner’s principal executive officer, Don R. Wellendorf, and principal financial and accounting officer, John D. Chandler, and a code of business conduct that applies to all executive officers and directors of our general partner and employees providing services to us. You may view each of these codes on our website at www.mgglp.com or we will provide copies of these codes upon unitholder request.

ITEM 11. Executive Compensation

Executive Officer Compensation

We are managed by the executive officers of our general partner. Prior to the closing of our initial public offering in February 2006, our executive officers did not specifically allocate their time between the management of us and the management of MMP because, as a result of the G&A reimbursement obligation included in the new omnibus agreement, we were already required to reimburse MMP for any costs related to such services. In January 2006, we entered into a Reimbursement Agreement with MGG Midstream Holdings, L.P. that requires MGG Midstream Holdings, L.P. to reimburse us for any amounts we pay to MMP pursuant to the G&A reimbursement obligation included in the new omnibus agreement. This Reimbursement Agreement does not require MGG Midstream Holdings, L.P. to reimburse us for, nor is MMP required to reimburse us for, costs specifically related to the management of us. As a result, following our initial public offering our executive officers will specifically allocate time and costs to us.

Director Compensation

Directors of our general partner who are officers of our general partner or its affiliates receive no additional compensation for their service on the board of directors. Prior to the closing of our initial public offering in February 2006, we paid no director compensation. In 2006, independent directors are entitled to receive an annual retainer of $30,000 and MGG common units valued at $50,000 on the grant date. The meeting fee paid to independent directors during 2006 for each board of director and committee meeting attended is $1,500. During 2006, the chairman of the audit committee will receive $15,000 and the chairman of the conflicts committee will receive $10,000 as an annual retainer. The chairman of each committee is, or will be, an independent director.

Independent directors may elect to receive all or any portion of cash fees in the form of common units. In addition, each director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or its committees. Each director is fully indemnified by us for actions associated with being a director of our general partner to the fullest extent permitted under Delaware law.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth as of March 1, 2006 the number of our common units beneficially owned by: (1) each person who is known to us to beneficially own more than 5% of a class of units; (2) the current directors of our general partner’s board of directors; (3) the executive officers of our general partner; and (4) all current directors and executive officers of our general partner as a group. We obtained certain information in the table from filings made with the SEC.

Name of Beneficial Owner, Director or Executive Officer	Our Common Units	Percentage of Common Units
MGG Midstream Holdings, L.P.(1)(2)(3)	40,646,551	64.9%
Walter R. Arnheim	—	—
Jim H. Derryberry(4)	—	—
Patrick C. Eilers(4)	—	—
N. John Lancaster, Jr.(4)	—	—
Thomas S. Souleles(4)	—	—
Don R. Wellendorf(5)	—	—
John D. Chandler(5)	—	—
Lonny E. Townsend(5)	—	—
All Current Directors and Executive Officers as a Group (8 persons)(4)(5)	—	—

(1)	Carlyle/Riverstone Global Energy and Power Fund II, L.P.(“CRF”), owns a 50% membership interest in MGG Midstream Holdings GP, LLC, the general partner of MGG Midstream Holdings, L.P., and a 46.9% limited partner interest in MGG Midstream Holdings, L.P., which owns common units in us. CRF may be deemed to beneficially own the common units held by MGG Midstream Holdings, L.P. The address of CRF is 712 Fifth Avenue, 51st Floor, New York, NY 10019.
(2)	Madison Dearborn Capital Partners IV, L.P., (“Madison Dearborn”), owns a 50% membership interest in MGG Midstream Holdings GP, LLC, the general partner of MGG Midstream Holdings, L.P., and a 46.9% limited partner interest in MGG Midstream Holdings, L.P., which owns common units in us. Madison Dearborn may be deemed to beneficially own the common units held by MGG Midstream Holdings, L.P. The address of Madison Dearborn is Three First National Plaza, Suite 3800, Chicago, IL 60602.
(3)	The address for MGG Midstream Holdings, L.P. is One Williams Center, Tulsa, OK 74172.
(4)	With the exception of Walter R. Arnheim and Don R. Wellendorf, each of these individuals is a director of MGG Midstream Holdings GP, LLC, the general partner of MGG Midstream Holdings, L.P., and disclaims beneficial ownership of any of our common units held by MGG Midstream Holdings, L.P. The address for MGG Midstream Holdings, L.P. is One Williams Center, Tulsa, OK 74172.
(5)	Our executive officers collectively own a 2.9% limited partner interest in MGG Midstream Holdings, L.P., which owns common units in us.

The following table sets forth as of March 1, 2006 the number of MGG Midstream Holdings, L.P. Class B common units beneficially owned by: (1) the current directors of our general partner’s board of directors; (2) the executive officers of our general partner; and (3) all current directors and executive officers of our general partner as a group. The Class B common units total approximately 6% of the ownership of MGG Midstream Holdings, L.P.

Name of Director or Executive Officer	MGG Midstream Holdings, L.P. Class B Common Units	Percentage of Total Class B Common Units
Walter R. Arnheim	—	—
Jim H. Derryberry	—	—
Patrick C. Eilers	—	—
N. John Lancaster, Jr.	—	—
Thomas S. Souleles	—	—
Don R. Wellendorf	215,000	24.9%
John D. Chandler	150,000	17.3%
Lonny E. Townsend	50,000	5.8%
All Current Directors and Executive Officers as a Group (8 persons)	415,000	48.0%

The following table sets forth as of March 1, 2006 the number of common units of MMP beneficially owned by: (1) the current directors of our general partner’s board of directors; (2) the executive officers of our general partner; and (3) all current directors and executive officers of our general partner as a group.

Name of Director or Executive Officer	MMP Common Units	Percentage of Total MMP Common Units
Walter R. Arnheim	—	—
Jim H. Derryberry	—	—
Patrick C. Eilers	—	—
N. John Lancaster, Jr.	—	—
Thomas S. Souleles	—	—
Don R. Wellendorf	43,820	*
John D. Chandler	16,761	*
Lonny E. Townsend	5,498	*
All Current Directors and Executive Officers as a Group (8 persons)	66,079	*

*	represents less than 1%

MGG Midstream Holdings, L.P. is the sole owner of our general partner. MGG Midstream Holdings, L.P. has pledged all of its interests in our general partner and us pursuant to a Credit Agreement dated as of December 21, 2005 between MGG Midstream Holdings, L.P., as borrower, and Goldman Sachs & Co., as administrative agent, and the other lenders thereto. A default by MGG Midstream Holdings, L.P. under this Credit Agreement could indirectly result in a change of control of us.

Securities Authorized for Issuance Under Equity Compensation Plans

Prior to the completion of our initial public offering in February 2006, we had no equity compensation plans.

ITEM 13. Certain Relationships and Related Transactions

Our Relationship with MMP and its General Partner, Magellan GP, LLC

We own and control Magellan GP, LLC, which is MMP’s general partner. MMP is principally engaged in the transportation, storage and distribution of refined petroleum products. MMP’s general partner owns the following:

•	the general partner interest in MMP, which currently entitles us to receive 2% of the cash distributed by MMP; and

•	100% of the incentive distribution rights in MMP, which entitle us to receive increasing percentages, up to a maximum of 48%, of any incremental cash distributed by MMP as certain target distribution levels are reached in excess of $0.288750 per MMP limited partner unit in any quarter.

We control, manage and operate MMP through our ownership of its general partner, Magellan GP, LLC. The officers of our general partner are also officers of Magellan GP, LLC and our general partner’s employees operate MMP. Five of our directors are affiliated with the owner of our general partner and are also directors of Magellan GP, LLC. One director is, and the two remaining vacancies on our board will be filled by independent directors as defined by the New York Stock Exchange. We nominate the directors of Magellan GP, LLC and the unitholders of MMP elect these directors. The board of directors of Magellan GP, LLC is responsible for overseeing Magellan GP, LLC’s role as the general partner of MMP and we, as the sole member of Magellan GP, LLC, must also approve matters that have or would be reasonably expected to have a material effect on our interest as the sole member of Magellan GP, LLC. These matters include, among others, (1) the commencement of actions related to bankruptcy and related matters of MMP and its material subsidiaries; (2) a merger, consolidation, recapitalization of MMP or any of its material subsidiaries; (3) the sale of all or substantially all of the assets of MMP; (4) the dissolution or liquidation of MMP (other than as specifically provided in its partnership agreement); (5) a material amendment of MMP’s partnership agreement; and (6) a material change in the amount of quarterly cash distributions made by MMP to its unitholders.

We also have exclusive authority over the business and affairs of Magellan GP, LLC other than its role as the general partner of MMP. This includes, among others, the following matters: (1) the amount and timing of distributions by Magellan GP, LLC; (2) the issuance or repurchase of equity securities of Magellan GP, LLC; (3) the handling, prosecution or settlement of any claim against Magellan GP, LLC; (4) the sale or pledge of any assets of Magellan GP, LLC; (5) the amendment or modification of any rights relating to assets of Magellan GP, LLC, including any decision to amend or forgo distributions in respect of the incentive distribution rights in MMP held by Magellan GP, LLC; (6) the incurring of any obligation on behalf of Magellan GP, LLC other than as the general partner of MMP; (7) the commencement of actions related to bankruptcy and related matters; (8) a merger, consolidation or recapitalization of Magellan GP, LLC; and (9) the dissolution or liquidation of Magellan GP, LLC.

Indemnification of Directors and Officers

Under our limited partnership agreement and subject to specified limitations, we will indemnify to the fullest extent permitted by Delaware law, from and against all losses, claims, damages or similar events any director or officer, or while serving as a director of officer, any person who is or was serving as a tax matters member or as a director, officer, tax matters member, employee, partner, manager, fiduciary or trustee of our partnership or any of our affiliates. Additionally, we will indemnify to the fullest extent permitted by law, from and against all losses, claims, damages or similar events any person who is or was an employee (other than an officer) or agent of our partnership.

Any indemnification under our limited partnership agreement will only be out of our assets. We are authorized to purchase insurance against liabilities asserted against and expenses incurred by persons for our activities, regardless of whether we would have the power to indemnify the person against liabilities under our limited partnership agreement.

Related Party Transactions

Omnibus Agreement. On June 17, 2003, we, Williams and certain of its affiliates entered into the new omnibus agreement, which we refer to as the Omnibus Agreement, to which MMP is a third-party beneficiary. The Omnibus Agreement provides for limitations on the amount of G&A expenses MMP is required to pay, which operate as follows: (i) we will reimburse MMP for expenses above a lower cap amount up to an upper cap amount; and (ii) we will not reimburse MMP for expenses above the upper cap amount. The lower cap amount began escalating annually in 2004 at 7% (or, if greater, the percentage increase in the Consumer Price Index). The upper cap amount began escalating annually in 2004 at the lesser of 2.5% or the percentage increase in the Consumer Price Index. Both the upper and lower caps are also adjusted for acquisitions, construction of new assets or significant modifications to existing assets completed by us. As of January 1, 2005, the lower cap was $49.3 million and the upper cap was $57.6 million.

We have entered into the Reimbursement Agreement described below with MGG Midstream Holdings, L.P. pursuant to which MGG Midstream Holdings, L.P. has agreed to reimburse us for any amounts we pay to MMP pursuant to the Omnibus Agreement.

PSA Indemnity. Under the Purchase and Sale Agreement dated April 18, 2003, as amended, among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and us, pursuant to which we purchased the general partner of MMP, we have indemnified MMP against certain known environmental liabilities. We refer to this as the PSA Indemnity. As of December 31, 2005, the amount remaining under this indemnity agreement that we may be liable to MMP was $6.7 million. We have entered into the Reimbursement Agreement pursuant to which MGG Midstream Holdings, L.P. will reimburse us for our indemnity obligation to MMP.

Reimbursement Agreement. We have entered into a Reimbursement Agreement with MGG Midstream Holdings, L.P. pursuant to which it has agreed to reimburse us for:

•	any amounts we pay to MMP pursuant to our obligations under the PSA Indemnity;

•	any amounts we pay to MMP pursuant to our obligation to reimburse it for certain G&A expenses under the Omnibus Agreement; and

•	any expenses incurred but not paid that relate to the period prior to the closing of our initial public offering in February 2006.

MGG Midstream Holdings, L.P. has escrowed $20.3 million, which we believe will be sufficient to satisfy its obligations to us under the Reimbursement Agreement.

Conflicts of Interest of Our Affiliates. We are partially owned by an affiliate of CRF, which also owns, through affiliates, an interest in the general partner of Buckeye Partners, L.P. (“Buckeye Partners”) and an interest in the general partner of SemGroup, L.P. (“SemGroup”) and may acquire other entities that compete with MMP. Although MMP does not have extensive operations in the geographic areas primarily served by Buckeye Partners, MMP will compete directly with Buckeye Partners, SemGroup and perhaps other entities in which CRF has an interest for acquisition opportunities throughout the United States and potentially will compete with Buckeye Partners, SemGroup and these other entities for new business or extensions of existing services provided by MMP’s operating partnerships, creating actual and potential conflicts of interest between MMP and our affiliates. An affiliate of SemGroup is a significant customer of MMP’s. Our general partner’s board of directors and the board of directors of MMP’s general partner have adopted a Board of Directors Conflict of Interest Policy and Procedures. In compliance with this policy, CRF has adopted procedures internally to assure that MMP’s proprietary and confidential information is protected. As part of these procedures, CRF has agreed that no individual representing them will serve at the same time on MMP’s general partner’s board of directors and on the general partner’s board of directors for SemGroup or Buckeye Partners.

Working Capital Credit Facility. We have entered into a $5.0 million revolving credit facility with MGG Midstream Holdings, L.P. as the lender. The facility is available exclusively to fund working capital borrowings. Borrowings under the facility mature on December 31, 2006 and bear interest at LIBOR plus 2.0%. We pay a commitment fee to MGG Midstream Holdings, L.P. on the unused portion of the working capital facility of 0.25% annually.

ITEM 14. Principal Accountant Fees and Services

Ernst & Young LLP was our independent registered public accounting firm for our 2005 audit.

Audit Fees

The aggregate fees billed for professional services rendered by Ernst & Young LLP for the audit of our annual consolidated financial statements for the fiscal years ending December 31, 2004 and 2005, for consultation concerning financial accounting and reporting standards and for comfort letter procedures for secondary equity offerings in 2004 and 2005 were $64,700 and $663,400, respectively.

Audit-Related Fees

We were billed no fees during fiscal years 2004 and 2005 for assurance and related services by Ernst & Young LLP.

Tax Fees

The aggregate fees billed in fiscal years 2004 and 2005 for professional services rendered by Ernst & Young LLP for tax advice and compliance were $0 and $71,041, respectively. These services included consultation concerning tax planning and compliance.

In addition, MMP, Osage Pipeline Company, LLC and MGG Midstream Holdings, L.P., each of which are an affiliate, paid audit and audit-related and tax fees of $1,326,115 in 2004 and $1,320,326 in 2005.

All Other Fees

None.

No fees were billed in fiscal years 2004 and 2005 for products and services provided by Ernst & Young LLP, other than as set forth above.

All services reported in the Audit, Audit-Related, Tax and All Other Fees categories for services provided to us following our initial public offering will be approved by our audit committee. The portion of the affiliate paid services related to MMP’s Audit, Audit-Related, Tax and All Other Fees were approved by the audit committee of the board of director’s of MMP’s general partner.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) 1 and 2.

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(a) 3 and (c). The exhibits listed below are filed as part of this annual report.

Exhibit No.	Description

Exhibit 3

*(a)	Certificate of Limited Partnership of Magellan Midstream Holdings, L.P. (filed as Exhibit 3.1 to Registration Statement on Form S-1 filed November 10, 2005).

*(b)	Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Holdings, L.P. dated as of February 15, 2006 (filed as Exhibit 3.1 to Form 8-K filed February 15, 2006).

*(c)	Certificate of Formation of Magellan Midstream Holdings GP, LLC (filed as Exhibit 3.3 to Registration Statement on Form S-1 filed November 10, 2005).

*(d)	Third Amended and Restated Limited Liability Company Agreement of Magellan Midstream Holdings GP, LLC dated as of December 21, 2005 (filed as Exhibit 3.4 to Registration Statement on Form S-1/A filed December 22, 2005).

Exhibit 10

*(a)	Magellan Midstream Holdings Long-Term Incentive Plan dated February 15, 2006 (filed as Exhibit 10.1 on Form 8-K filed February 15, 2006).

*(b)	Magellan Pension Plan (filed as Exhibit 10.10 to Registration Statement on Form S-1/A filed January 24, 2006).

*(c)	Magellan 401(k) Plan (filed as Exhibit 10.11 to Registration Statement on Form S-1/A filed January 24, 2006).

*(d)	Amendment No. 1 to Magellan 401(k) Plan (filed as Exhibit 10.12 to Registration Statement on Form S-1/A filed January 24, 2006).

*(e)	Severance Pay Plan dated February 15, 2006 (filed as Exhibit 10.2 to Form 8-K filed February 15, 2006).

*(f)	Agreement for Transfer and Assumption of Sponsorship of Employee Benefit Plans dated December 24, 2005 between Magellan Midstream Holdings, L.P. and Magellan Midstream Holdings GP, LLC (filed as Exhibit 10.9 to Registration Statement on Form S-1/A filed January 24, 2006).

*(g)	Summary of Independent Director Compensation Program (filed as Exhibit 10.4 to Form 8-K filed February 15, 2006).

*(h)	New Omnibus Agreement dated June 17, 2003 among WEG Acquisitions, L.P., Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and The Williams Companies, Inc. (filed as Exhibit 10.3 to Registration Statement on Form S-1/A filed December 22, 2005).

*(i)	Services Agreement dated December 24, 2005 between Magellan Midstream Partners, L.P. and Magellan Midstream Holdings GP, LLC (filed as Exhibit 10.4 to Registration Statement on Form S-1/A filed January 24, 2006).

*(j)	Reimbursement Agreement dated December 24, 2005 between Magellan Midstream Holdings, L.P. and MGG Midstream Holdings, L.P. (filed as Exhibit 10.2 to Registration Statement on Form S-1/A filed December 22, 2005).

*(k)	Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.5 to Registration Statement on Form S-1/A filed December 22, 2005).

*(l)	Amendment No. 1 dated May 5, 2003 to Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.6 to Registration Statement on Form S-1/A filed December 22, 2005).

*(m)	Amendment No. 2 dated January 6, 2004 to Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.7 to Registration Statement on Form S-1/A filed December 22, 2005).

*(n)	Amendment No. 3 dated May 26, 2004 to Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.8 to Registration Statement on Form S-1/A filed December 22, 2005).

*(o)	Working Capital Loan Agreement dated February 15, 2006 between Magellan Midstream Holdings, L.P. and MGG Midstream Holdings, L.P. (filed as Exhibit 10.3 to Form 8-K filed February 15, 2006).

Exhibit 14

(a)	Code of Ethics dated January 30, 2006 by Don R. Wellendorf, principal executive officer .

(b)	Code of Ethics dated January 30, 2006 by John D. Chandler, principal financial and accounting officer.

*Exhibit 21	Subsidiaries of Magellan Midstream Holdings GP, LLC and Magellan Midstream Holdings, L.P. (filed as Exhibit 21 to Registration Statement on Form S-1/A filed January 24, 2006).

Exhibit 31

(a)	Certification of Don R. Wellendorf, principal executive officer.

(b)	Certification of John D. Chandler, principal financial officer.

Exhibit 32

(a)	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

(b)	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

Exhibit 99	Magellan Midstream Holdings GP, LLC consolidated balance sheets at December 31, 2005 and 2004 and notes thereto.

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN MIDSTREAM HOLDINGS, L.P. (Registrant)
By:	MAGELLAN MIDSTREAM HOLDINGS GP, LLC, its general partner

By:	/s/ LONNY E. TOWNSEND
Lonny E. Townsend Vice President, General Counsel and Secretary

Date: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ DON R. WELLENDORF Don R. Wellendorf	Chairman of the Board, President, Chief Executive Officer and Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	March 15, 2006

/s/ JOHN D. CHANDLER John D. Chandler	Vice President, Treasurer and Chief Financial Officer of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	March 15, 2006

/s/ WALTER R. ARNHEIM Walter R. Arnheim	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	March 15, 2006

/s/ JIM H. DERRYBERRY Jim H. Derryberry	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	March 15, 2006

/s/ PATRICK C. EILERS Patrick C. Eilers	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	March 15, 2006

/s/ N. JOHN LANCASTER, JR. N. John Lancaster, Jr.	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	March 15, 2006

/s/ THOMAS S. SOULELES Thomas S. Souleles	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	March 15, 2006

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 3

*(a)	Certificate of Limited Partnership of Magellan Midstream Holdings, L.P. (filed as Exhibit 3.1 to Registration Statement on Form S-1 filed November 10, 2005).

*(b)	Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Holdings, L.P. dated as of February 15, 2006 (filed as Exhibit 3.1 to Form 8-K filed February 15, 2006).

*(c)	Certificate of Formation of Magellan Midstream Holdings GP, LLC (filed as Exhibit 3.3 to Registration Statement on Form S-1 filed November 10, 2005).

*(d)	Third Amended and Restated Limited Liability Company Agreement of Magellan Midstream Holdings GP, LLC dated as of December 21, 2005 (filed as Exhibit 3.4 to Registration Statement on Form S-1/A filed December 22, 2005).

Exhibit 10

*(a)	Magellan Midstream Holdings Long-Term Incentive Plan dated February 15, 2006 (filed as Exhibit 10.1 on Form 8-K filed February 15, 2006).

*(b)	Magellan Pension Plan (filed as Exhibit 10.10 to Registration Statement on Form S-1/A filed January 24, 2006).

*(c)	Magellan 401(k) Plan (filed as Exhibit 10.11 to Registration Statement on Form S-1/A filed January 24, 2006).

*(d)	Amendment No. 1 to Magellan 401(k) Plan (filed as Exhibit 10.12 to Registration Statement on Form S-1/A filed January 24, 2006).

*(e)	Severance Pay Plan dated February 15, 2006 (filed as Exhibit 10.2 to Form 8-K filed February 15, 2006).

*(f)	Agreement for Transfer and Assumption of Sponsorship of Employee Benefit Plans dated December 24, 2005 between Magellan Midstream Holdings, L.P. and Magellan Midstream Holdings GP, LLC (filed as Exhibit 10.9 to Registration Statement on Form S-1/A filed January 24, 2006).

*(g)	Summary of Independent Director Compensation Program (filed as Exhibit 10.4 to Form 8-K filed February 15, 2006).

*(h)	New Omnibus Agreement dated June 17, 2003 among WEG Acquisitions, L.P., Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and The Williams Companies, Inc. (filed as Exhibit 10.3 to Registration Statement on Form S-1/A filed December 22, 2005).

*(i)	Services Agreement dated December 24, 2005 between Magellan Midstream Partners, L.P. and Magellan Midstream Holdings GP, LLC (filed as Exhibit 10.4 to Registration Statement on Form S-1/A filed January 24, 2006).

*(j)	Reimbursement Agreement dated December 24, 2005 between Magellan Midstream Holdings, L.P. and MGG Midstream Holdings, L.P. (filed as Exhibit 10.2 to Registration Statement on Form S-1/A filed December 22, 2005).

*(k)	Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.5 to Registration Statement on Form S-1/A filed December 22, 2005).

*(l)	Amendment No. 1 dated May 5, 2003 to Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.6 to Registration Statement on Form S-1/A filed December 22, 2005).

*(m)	Amendment No. 2 dated January 6, 2004 to Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.7 to Registration Statement on Form S-1/A filed December 22, 2005).

*(n)	Amendment No. 3 dated May 26, 2004 to Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.8 to Registration Statement on Form S-1/A filed December 22, 2005).

*(o)	Working Capital Loan Agreement dated February 15, 2006 between Magellan Midstream Holdings, L.P. and MGG Midstream Holdings, L.P. (filed as Exhibit 10.3 to Form 8-K filed February 15, 2006).

Exhibit 14

(a)	Code of Ethics dated January 30, 2006 by Don R. Wellendorf, principal executive officer.

(b)	Code of Ethics dated January 30, 2006 by John D. Chandler, principal financial and accounting officer.

*Exhibit 21	Subsidiaries of Magellan Midstream Holdings GP, LLC and Magellan Midstream Holdings, L.P. (filed as Exhibit 21 to Registration Statement on Form S-1/A filed January 24, 2006).

Exhibit 31

(a)	Certification of Don R. Wellendorf, principal executive officer.

(b)	Certification of John D. Chandler, principal financial officer.

Exhibit 32

(a)	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

(b)	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

Exhibit 99	Magellan Midstream Holdings GP, LLC consolidated balance sheets at December 31, 2005 and 2004 and notes thereto.

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.