Form 10-Q
period 2006-03-31
MAGELLAN MIDSTREAM HOLDINGS LP
filed 2006-05-09
CIK 1246263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.: 1-32745

Magellan Midstream Holdings, L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-4328784
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Williams Center, P.O. Box 22186, Tulsa, Oklahoma 74121-2186

(Address of principal executive offices and zip code)

(918) 574-7000

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 8, 2006, there were outstanding 62,646,551 common units.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2006
Transportation and terminals revenues	$112,974	$130,446
Product sales revenues	145,474	148,896
Affiliate management fee revenue	167	173

Total revenues	258,615	279,515
Costs and expenses:
Operating	43,988	50,847
Environmental	1,200	2,272
Product purchases	131,311	133,595
Depreciation and amortization	16,808	19,038
Affiliate general and administrative	15,061	15,503

Total costs and expenses	208,368	221,255
Equity earnings	518	719

Operating profit	50,765	58,979
Interest expense:
Affiliate interest expense	—	6
Other interest expense	14,545	13,392
Interest income	(2,309)	(1,456)
Write-off of unamortized debt placement costs	452	—
Debt placement fee amortization	647	488
Other (income)/expense	(299)	355
Minority interest expense	30,316	35,414

Net income	$7,413	$10,780

Allocation of net income:
Portion applicable to ownership interests for the period before completion of initial public offering on February 15, 2006		$5,886
Portion applicable to partners’ interest for the period after initial public offering		4,894

Net income		$10,780

Allocation of net income applicable to partners’ interest for the period after initial public offering:
Limited partners’ interest		$5,094
General partner’s interest		(200)

Net income applicable to partners’ interest for the period after initial public offering		$4,894

Basic and diluted net income per limited partner unit		$0.08

Weighted average number of limited partner units outstanding used for basic and diluted net income per unit calculation		62,647

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2005	March 31, 2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,563	$35,829
Restricted cash	5,537	11,117
Accounts receivable (less allowance for doubtful accounts of $133 and $42 at December 31, 2005 and March 31, 2006, respectively)	49,373	60,593
Other accounts receivable	24,939	27,889
Affiliate accounts receivable	—	116
Inventory	78,155	62,768
Other current assets	6,124	8,499

Total current assets	200,691	206,811
Property, plant and equipment, at cost	2,282,489	2,304,812
Less: accumulated depreciation	315,621	333,399

Net property, plant and equipment	1,966,868	1,971,413
Equity investments	24,888	24,532
Long-term receivables	39,516	39,413
Goodwill	12,387	12,387
Other intangibles (less accumulated amortization of $3,607 and $4,006 at December 31, 2005 and March 31, 2006, respectively)	10,221	9,822
Debt placement costs (less accumulated amortization of $4,989 and $5,477 at December 31, 2005 and March 31, 2006, respectively)	6,738	6,250
Other noncurrent assets	3,686	3,521

Total assets	$2,264,995	$2,274,149

LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities:
Accounts payable	$25,829	$26,181
Affiliate accounts payable	119	—
Affiliate payroll and benefits	17,028	9,645
Accrued interest payable	9,628	22,628
Accrued taxes other than income	17,808	17,768
Environmental liabilities	30,840	32,606
Deferred revenue	17,522	18,861
Accrued product purchases	34,772	23,727
Affiliate note payable	—	550
Current portion of long-term debt	14,345	14,345
Other current liabilities	19,017	22,837

Total current liabilities	186,908	189,148
Long-term debt	787,194	796,420
Long-term affiliate pension and benefits	18,015	20,339
Other deferred liabilities	66,087	63,716
Environmental liabilities	26,439	23,353
Minority interests of subsidiary	1,395,578	1,394,327
Commitments and contingencies
Partners’ deficit:
Partners’ deficit	(213,653)	(211,688)
Accumulated other comprehensive loss	(1,573)	(1,466)

Total partners’ deficit	(215,226)	(213,154)

Total liabilities and partners’ deficit	$2,264,995	$2,274,149

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2006
Operating Activities:
Net income	$7,413	$10,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,808	19,038
Debt placement fee amortization	647	488
Write-off of unamortized debt placement costs	452	—
Loss on sale and retirement of assets	451	394
Equity earnings	(518)	(719)
Distributions from equity investment	350	1,075
Minority interest expense	30,316	35,414
Changes in components of operating assets and liabilities:
Accounts receivable and other accounts receivable	(5,860)	(14,170)
Affiliate accounts receivable	—	(116)
Inventory	6,310	15,387
Accounts payable	5,163	352
Affiliate accounts payable	—	(119)
Affiliate payroll and benefits	(8,930)	(7,383)
Accrued taxes other than income	(1,098)	(40)
Accrued interest payable	15,022	13,000
Accrued product purchases	10,315	(11,045)
Restricted cash	(5,816)	(5,580)
Current and noncurrent environmental liabilities	(1,731)	(1,320)
Other current and noncurrent assets and liabilities	(4,610)	(4,726)

Net cash provided by operating activities	64,684	50,710
Investing Activities:
Purchases of marketable securities	(52,500)	—
Sales of marketable securities	148,464	—
Additions to property, plant and equipment	(13,237)	(24,479)
Prepaid construction costs	—	2,500
Proceeds from sale of assets	19	466

Net cash provided (used) in investing activities	82,746	(21,513)
Financing Activities:
Distributions paid	(165,185)	(558,932)
Borrowings under revolver	—	57,000
Payments on revolver	—	(42,000)
Payments on long-term notes	(32,070)	—
Borrowings on affiliate note	—	550
Capital contributions by affiliate	—	6,282
Sales of common units to public (less underwriters’ commissions and payment of formation and offering costs)	—	507,153
Sales of common units of subsidiary to public (less underwriters’ commissions and payment of formation and offering costs)	164,209	—
Other	59	16

Net cash used in financing activities	(32,987)	(29,931)

Change in cash and cash equivalents	114,443	(734)
Cash and cash equivalents at beginning of period	31,568	36,563

Cash and cash equivalents at end of period	$146,011	$35,829

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Unless indicated otherwise, the terms “our”, “we”, “us” and similar language refer to Magellan Midstream Holdings, L.P. We were formed in April 2003 as a Delaware limited partnership to hold ownership interests in Magellan Midstream Partners, L.P. (“MMP”) and Magellan GP, LLC. Magellan Midstream Holdings GP, LLC (“MGG GP”) serves as our general partner.

We completed an initial public offering of our limited partner units and became a publicly traded Delaware limited partnership effective February 15, 2006. See Note 2 – Initial Public Offering for further discussion of this matter.

Magellan GP, LLC, our wholly-owned subsidiary, currently owns a 2% general partner interest in MMP and its incentive distribution rights and serves as MMP’s general partner.

MMP, a publicly traded Delaware partnership, together with its subsidiaries was formed in August 2000, to own, operate and acquire a diversified portfolio of complementary energy assets. MMP owns and operates a petroleum products pipeline system, petroleum products terminals and an ammonia pipeline system.

We have no operating assets other than through our ownership interest in Magellan GP, LLC.

In the opinion of management, our accompanying consolidated financial statements, which are unaudited except for the consolidated balance sheet as of December 31, 2005, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. Certain amounts in the financial statements for 2005 have been reclassified to conform to the current period’s presentation.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

2. Initial Public Offering

On February 15, 2006, we completed an initial public offering of our limited partner units. The managing underwriters for this transaction were Citigroup Global Markets, Inc., Goldman Sachs & Company, Wachovia Securities and Lehman Brothers, Inc. In this transaction, we issued and sold 22.0 million of our limited partner units to the public, which represented 35.1% of our total limited partner units. The other 40.6 million units, representing 64.9% of our total limited partner units, are owned by MGG Midstream Holdings, L.P., which owns our general partner and which is principally owned by Madison Dearborn Capital Partners IV, L.P. and Carlyle/Riverstone Global Energy and Power Fund II, L.P.

We received gross proceeds of $539.0 million from the sale of 22.0 million limited partner units to the public at a price of $24.50 per unit. Net proceeds were $507.2 million, after underwriter commissions of $28.3 million, legal, accounting and other professional fees of $2.2 million and a structuring fee of $1.3 million. The net proceeds were distributed to MGG Midstream Holdings, L.P.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Allocation of Net Income

The allocation of net income between the pre-initial public offering and post-initial public offering periods and the allocation of net income to our general partner and the limited partners in the post-initial offering period for three months ended March 31, 2006 is as follows (in thousands):

Net income	$10,780
Portion of net income applicable to ownership interests for the period before completion of initial public offering on February 15, 2006	5,886

Portion of net income applicable to partners’ interest for the period after initial public offering	$4,894

Allocation of net income (loss) applicable to partners’ interest for the period after initial public offering:
Portion applicable to partners’ interest for the period after initial public offering	$4,894
Direct charges to general partner:
Reimbursable general and administrative costs	201

Income before direct charges to general partner	5,095
General partner’s share of distributions	.01%

General partner’s allocated share of net income before direct charges	1
Direct charges to general partner	(201)

Net loss allocated to general partner	$(200)

Portion of net income applicable to partners’ interest for the period after initial public offering	$4,894
Less: net loss allocated to general partner	(200)

Net income allocated to limited partners	$5,094

Charges in excess of the general and administrative (“G&A”) expense cap represent G&A expenses charged against our income during each respective period for which we either have been or will be reimbursed by our general partner under the terms of a reimbursement agreement with our general partner. Consequently, these amounts have been charged directly against our general partner’s allocation of net income. We record these reimbursements by our general partner as a capital contribution.

4. Comprehensive Income

A reconciliation of net income to comprehensive income is provided in the table below (in thousands). For additional information on all of our derivative instruments, see Note 11 – Derivative Financial Instruments.

	Three Months Ended March 31,
	2005	2006
Net income	$7,413	$10,780
Change in fair value of product hedges	—	55
Amortization of net loss on cash flow hedges	53	53

Other comprehensive income (loss)	53	108

Comprehensive income	$7,466	$10,888

5. Segment Disclosures

MMP’s reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different marketing strategies and business knowledge. MMP’s management evaluates performance based upon segment operating margin, which includes revenues, operating expenses, environmental expenses, product purchases and equity earnings.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The non-generally accepted accounting principles measure of operating margin (in the aggregate and by segment) is presented in the following tables. The components of operating margin are computed by using amounts that are determined in accordance with generally accepted accounting principles (“GAAP”). A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the tables below. Management believes that investors benefit from having access to the same financial measures management uses to evaluate performance. Operating margin is an important measure of the economic performance of MMP’s core operations. This measure forms the basis of MMP’s internal financial reporting and is used by its management in deciding how to allocate capital resources between segments. Operating profit, alternatively, includes expense items, such as depreciation and amortization and G&A costs, that its management does not consider when evaluating the core profitability of an operation.

	Three Months Ended March 31, 2005
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Inter- segment Eliminations	Total
Transportation and terminals revenues	$85,553	$25,510	$2,701	$(790)	$112,974
Product sales revenues	142,804	2,670	—	—	145,474
Affiliate management fee revenue	167	—	—	—	167

Total revenues	228,524	28,180	2,701	(790)	258,615
Operating expenses	34,915	9,134	1,397	(1,458)	43,988
Environmental	842	38	320	—	1,200
Product purchases	130,125	1,311	—	(125)	131,311
Equity earnings	(518)	—	—	—	(518)

Operating margin	63,160	17,697	984	793	82,634
Depreciation and amortization	11,464	4,292	259	793	16,808
Affiliate G&A expenses	11,007	3,510	544	—	15,061

Segment profit	$40,689	$9,895	$181	$—	$50,765

	Three Months Ended March 31, 2006
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Inter- segment Eliminations	Total
Transportation and terminals revenues	$91,004	$35,475	$4,721	$(754)	$130,446
Product sales revenues	143,719	5,177	—	—	148,896
Affiliate management fee revenue	173	—	—	—	173

Total revenues	234,896	40,652	4,721	(754)	279,515
Operating expenses	38,565	11,789	1,999	(1,506)	50,847
Environmental	1,908	121	243	—	2,272
Product purchases	130,463	3,259	—	(127)	133,595
Equity earnings	(719)	—	—	—	(719)

Operating margin	64,679	25,483	2,479	879	93,520
Depreciation and amortization	12,632	5,260	267	879	19,038
Affiliate G&A expenses	11,199	3,761	543	—	15,503

Segment profit	$40,848	$16,462	$1,669	$—	$58,979

During the first quarter of 2006, MMP began facilitating certain product sales between a supplier and customer. MMP has determined that under Emerging Issues Task Force Issue No. 99-19, “Recording Revenue Gross as a Principle Versus Net as an Agent,” MMP was acting as an agent. Accordingly, MMP has recorded these transactions as net instead of gross. Had these transactions been recorded at their gross amounts, MMP’s petroleum products pipeline system’s product sales revenues and product purchases would have increased by $30.3 million.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Related Party Disclosures

Affiliate Entity Transactions

In March 2004, MMP acquired a 50% ownership interest in Osage Pipe Line Company, LLC (“Osage Pipeline”). MMP operates the Osage pipeline for which it is paid a management fee. MMP received operating fees from Osage Pipeline of $0.2 million during both the 2005 and 2006 quarters, which is reported as affiliate management fee revenue on the consolidated statements of income.

Until December 2005, we provided the employees necessary to conduct MMP’s operations and MMP reimbursed us for all payroll and benefit costs we incurred on its behalf, subject to our G&A expense limitation agreement with MMP. In December 2005, the employees necessary to conduct MMP’s operations were transferred to MGG GP and a new services agreement between MMP and MGG GP was executed. Consequently, MMP now reimburses MGG GP for the costs of employees necessary to conduct its operations. The following table summarizes costs and expenses between MGG GP and MMP which are reflected as expenses in the accompanying consolidated statements of income (in thousands):

Three Months Ended March 31, 2006
MGG GP - allocated operating expenses	$17,987
MGG GP - allocated G&A expenses	9,945

In June 2003, we agreed to reimburse MMP for G&A expenses (excluding equity-based compensation) in excess of a G&A cap as defined in MMP’s omnibus agreement. The amount of G&A costs that was required to be reimbursed to MMP was $1.0 million and $0.4 million for the three months ended March 31, 2005 and 2006 respectively. The owner of our general partner reimburses us for the same amounts we reimburse to MMP for these excess G&A costs. We record these reimbursements as a capital contribution by our general partner.

The Williams Companies, Inc. (“Williams”) and certain of its affiliates had indemnified MMP against certain environmental costs. In June 2003, we agreed to assume from Williams certain of these indemnified obligations to MMP. Recorded liabilities associated with these indemnifications were $5.5 million and $4.7 million at December 31, 2005 and March 31, 2006, respectively. The owner of our general partner reimburses us for the same amounts we pay to MMP for these indemnified obligations. See Note 12—Commitments and Contingencies for additional discussion of this agreement.

On February 15, 2006, we entered into a $5.0 million revolving credit facility with MGG Midstream Holdings, L.P. as the lender. The facility is available exclusively to fund working capital borrowings. Borrowings under the facility will mature on December 31, 2006 and bear interest at LIBOR plus 2.0%, which we believe is at market rates. We pay a commitment fee to MGG Midstream Holdings, L.P. on the unused portion of the working capital facility of 0.25% annually. At March 31, 2006, borrowings under this facility were $0.6 million, which were classified as affiliate note payable on our consolidated balance sheet.

Other Related Party Transactions

We are partially owned by an affiliate of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”). Two members of both our general partner’s board of directors and Magellan GP, LLC’s eight-member board of directors are nominees of CRF. On January 25, 2005, CRF, through affiliates, acquired general and limited partner interests in SemGroup, L.P. (“SemGroup”). CRF’s total combined general and limited partner interest in SemGroup is approximately 30%. One of the members of the seven-member board of directors of SemGroup’s general partner is a nominee of CRF, with three votes on that board. MMP, through its subsidiaries and affiliates, is party to a number of arms-length transactions with SemGroup and its affiliates. These transactions include leasing storage tanks to and from SemGroup, buying and selling petroleum products from and to SemGroup and transporting petroleum products for SemGroup. A summary of these transactions is provided in the following table (in millions):

	January 25, 2005 Through March 31, 2005	Three Months Ended March 31, 2006
Sales of petroleum products	$25.8	$28.2
Purchases of petroleum products	19.8	11.0
Terminalling and other services revenues	1.2	1.6
Storage tank lease revenues	0.4	0.8
Storage tank lease expense	0.2	0.2

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the above, MMP provides common carrier transportation services to SemGroup. As of December 31, 2005 and March 31, 2006, MMP had recognized a receivable of $6.2 million and $5.9 million, respectively, from and a payable of $6.1 million and $1.2 million, respectively, to SemGroup and its affiliates. The receivable is included with the accounts receivable amounts and the payable is included with the accounts payable amounts on our consolidated balance sheets.

CRF also has an ownership interest in the general partner of Buckeye Partners, L.P. (“Buckeye”). During the three months ended March 31, 2005, our operating expenses included $0.3 million of costs we incurred with Norco Pipe Line Company, LLC, which is a subsidiary of Buckeye.

Our general partner’s board of directors and Magellan GP, LLC’s board of directors have adopted a Board of Directors Conflict of Interest Policy and Procedure. In compliance with this policy, CRF has adopted procedures internally to assure that MMP’s proprietary and confidential information is protected from disclosure to SemGroup and Buckeye. As part of these procedures, none of the nominees of CRF will serve on our or Magellan GP, LLC’s board of directors and on SemGroup’s or Buckeye’s general partner’s board of directors at the same time.

During May 2005, MMP’s general partner’s board of directors appointed John P. DesBarres as an independent board member. Mr. DesBarres currently serves as a board member for American Electric Power Company, Inc. of Columbus, Ohio. During the three months ended March 31, 2006, MMP’s operating expenses included $0.7 million of costs that it incurred with Public Service Company of Oklahoma, which is a subsidiary of American Electric Power Company, Inc.

Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, Magellan GP, LLC receives 50% of any incremental cash distributions per limited partner unit. Because we own Magellan GP, LLC, we benefit from these distributions. The executive officers of our general partner collectively own approximately 2.9% of MGG Midstream Holdings, L.P., the owner of our general partner and therefore also indirectly benefit from these distributions. Assuming MMP has sufficient available cash to continue to pay distributions on all of its outstanding units for four quarters at its current quarterly distribution level of $0.565 per unit, Magellan GP, LLC would receive distributions of approximately $54.7 million in 2006 on its combined 2% general partner interest and incentive distribution rights.

During February 2006, we sold 35.1% of our common units in an initial public offering. In connection with the closing of this offering, MMP’s partnership agreement was amended to remove the requirement for Magellan GP, LLC to maintain its current 2% interest in any future offering of MMP limited partner units. In addition, MMP’s partnership agreement was amended to restore the incentive distribution rights to the same level as before an amendment made in connection with MMP’s October 2004 pipeline system acquisition, which reduced the incentive distributions paid to Magellan GP, LLC by $1.3 million for 2004, $5.0 million for 2005 and $3.0 million for 2006. In return, we made a capital contribution to MMP on February 9, 2006 equal to the present value of the remaining reductions in incentive distributions, or $4.2 million. In connection with this transaction, MGG Midstream Holdings, L.P. made a capital contribution to us for the same amount.

7. Inventory

Inventory at December 31, 2005 and March 31, 2006 was as follows (in thousands):

	December 31, 2005	March 31, 2006
Refined petroleum products	$56,680	$37,046
Natural gas liquids	9,693	12,600
Transmix	9,589	10,759
Additives	1,805	1,975
Other	388	388

Total inventory	$78,155	$62,768

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Equity Investment

MMP uses the equity method to account for its 50% ownership interest in Osage Pipeline. The remaining 50% interest is owned by National Cooperative Refining Association (“NCRA”). MMP’s agreement with NCRA calls for equal sharing of Osage Pipeline’s net income. Summarized financial information for Osage Pipeline for the three months ended March 31, 2005 and 2006 is presented below (in thousands):

	Three Months Ended March 31,
	2005	2006
Revenues	$2,342	$3,288
Net income	$1,368	$1,770

Condensed balance sheets for Osage Pipeline as of December 31, 2005 and March 31, 2006 are presented below (in thousands):

	December 31, 2005	March 31, 2006
Current assets	$4,767	$4,370
Noncurrent assets	$4,535	$4,688
Current liabilities	$431	$568
Members’ equity	$8,871	$8,490

A summary of MMP’s equity investment in Osage Pipeline is as follows (in thousands):

	Three Months Ended March 31,
	2005	2006
Initial investment / investment at beginning of period	$25,084	$24,888
Earnings in equity investment:
Proportionate share of earnings	684	885
Amortization of excess investment	(166)	(166)

Net earnings in equity investment	518	719
Cash distributions	(350)	(1,075)

Equity investment at end of period	$25,252	$24,532

MMP’s initial investment in Osage Pipeline included an excess net investment amount of $21.7 million, which is being amortized over the average lives of Osage Pipeline’s assets. Excess investment is the amount by which MMP’s initial investment exceeded MMP’s proportionate share of the book value of the net assets of the investment. The unamortized excess investment at December 31, 2005 and March 31, 2006 was $20.5 million and $20.3 million, respectively.

9. Employee Benefit Plans

MGG GP sponsors a pension plan for union employees, a pension plan for non-union employees and a post-retirement benefit plan for selected employees. The following table presents our consolidated net periodic benefit costs related to these plans during the three months ended March 31, 2005 and 2006 (in thousands):

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2006
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$1,271	$86	$1,229	$140
Interest cost	498	186	541	270
Expected return on plan assets	(451)	—	(558)	—
Amortization of prior service cost	77	39	77	39
Amortization of actuarial loss	—	—	252	115

Net periodic benefit cost	$1,395	$311	$1,541	$564

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Debt

Consolidated debt at December 31, 2005 and March 31, 2006 was as follows (in thousands):

	December 31, 2005	March 31, 2006
Magellan Midstream Holdings, L.P. Debt:
Affiliate note payable - current	$—	$550

Total Magellan Midstream Holdings, L.P. debt	—	550
MMP Debt:
6.45% Notes due 2014	$249,546	$249,557
5.65% Notes due 2016	250,019	246,206
Revolving credit facility	13,000	28,000
Magellan Pipeline Notes:
Current portion	14,345	14,345
Long-term portion	274,629	272,657

Total Magellan Pipeline Notes	288,974	287,002

Total MMP debt	801,539	810,765

Total debt	$801,539	$811,315

Our debt is non-recourse to our general partner and MMP’s debt and the debt of its consolidated subsidiaries is non-recourse to MMP’s general partner.

Magellan Midstream Holdings, L.P. Debt:

Affiliate note payable. On February 15, 2006, we entered into a $5.0 million revolving credit facility with MGG Midstream Holdings, L.P. as the lender. The facility is available exclusively to fund working capital borrowings. Borrowings under the facility will mature on December 31, 2006 and bear interest at LIBOR plus 2.0%, which we believe is at market rates. The weighted-average rate on the affiliate note payable at March 31, 2006 was 6.6%. We pay a commitment fee to MGG Midstream Holdings, L.P. on the unused portion of the working capital facility of 0.3% annually.

Term Loan. In December 2004, we entered into a credit agreement with a group of financial institutions that provided for a $250.0 million term loan. Total debt placement fees incurred with this loan were $3.5 million. The balance of this loan outstanding was repaid in June 2005 using the proceeds from the term loan discussed below.

In June 2005, we entered into a credit agreement with a group of financial institutions that provided for a $275.0 million term loan. Total debt placement fees incurred with this loan were $3.1 million. This loan was repaid during December 2005 with funds from a capital contribution by our owners.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MMP Debt:

6.45% Notes due 2014. On May 25, 2004, MMP sold $250.0 million aggregate principal of 6.45% notes due June 1, 2014 in an underwritten public offering. The notes were issued for the discounted price of 99.8%, or $249.5 million, and the discount is being accreted over the life of the notes. Including the impact of the amortization of the realized gains on the interest hedges associated with these notes (see Note 11-Derivative Financial Instruments), the effective interest rate of these notes is 6.3%. Interest is payable semi-annually in arrears on June 1 and December 1 of each year.

5.65% Notes due 2016. On October 7, 2004, MMP issued $250.0 million aggregate principal of 5.65% notes due 2016. The notes were issued for the discounted price of 99.9%, or $249.7 million, and the discount is being accreted over the life of the notes. Including the impact of hedges associated with these notes (see Note 11-Derivative Financial Instruments), the weighted-average interest rate of these notes at March 31, 2005 and March 31, 2006 was 5.2% and 5.9%, respectively. Interest is payable semi-annually in arrears on April 15 and October 15 of each year. The outstanding principal amount of the notes at December 31, 2005 and March 31, 2006 was increased by $0.3 million and decreased by $3.5 million, respectively, for the change in the fair value of the associated hedge.

The indenture under which the 6.45% and 5.65% notes were issued does not limit MMP’s ability to incur additional unsecured debt. The indenture contains covenants limiting, among other things, MMP’s ability to incur indebtedness secured by certain liens, engage in certain sale-leaseback transactions, and consolidate, merge or dispose of all or substantially all of MMP’s assets. MMP is in compliance with these covenants.

Revolving Credit Facility. In May 2004, MMP entered into a five-year $125.0 million revolving credit facility with a syndicate of banks, which was increased to $175.0 million in September 2004. The maturity date of the revolver is May 25, 2009. Borrowings under this revolving credit facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.6% to 1.5% based on MMP’s credit ratings. The weighted-average rate on the revolver at March 31, 2006 was 5.5%. Borrowings under this facility were $13.0 million and $28.0 million at December 31, 2005 and March 31, 2006, respectively. The proceeds from the revolving credit facility were used for general corporate purposes, including capital expenditures. $1.1 million of the facility was obligated for letters of credit at both December 31, 2005 and March 31, 2006, which is not reflected as debt on our consolidated balance sheets. There was no revolver amount outstanding during the first quarter of 2005. Interest is also assessed on the unused portion of the credit facility at a rate from 0.15% to 0.35% depending on MMP’s credit rating.

Magellan Pipeline Notes. During October 2002, Magellan Pipeline entered into a private placement debt agreement with a group of financial institutions for $302.0 million of fixed-rate notes. The maturity date of the notes is October 7, 2007; however, MMP repaid $15.1 million of the notes on October 7, 2005, which represented 5.0% of the outstanding balance on that date, and MMP will be required to repay an additional 5.0% of the principal amount outstanding on October 7, 2006. The outstanding principal amount of the notes at December 31, 2005 and March 31, 2006 was decreased by $2.5 million and $3.8 million, respectively, for the change in the fair value of the associated hedge (see Note 11-Derivative Financial Instruments). The remaining difference between the face value and the reported value of these notes is the unamortized step-up to fair value of $4.6 at December 31, 2005 and $3.9 at March 31, 2006. We recorded a 55% step-up to fair value for these notes in June 2003 when we acquired general and limited partner interests in MMP. The interest rate of the notes is fixed at 7.7%; however, including the impact of the associated fair value hedge, which effectively swaps $250.0 million of the fixed-rate notes to floating-rate debt, and the effect of the amortization of the fair value adjustment on long-term debt, the weighted-average interest rate for the notes at March 31, 2005 and March 31, 2006 was 6.0% and 7.5%, respectively. MMP makes deposits in an escrow account in anticipation of semi-annual interest payments on these notes and the cash deposits are secured; however, the notes themselves are unsecured. These deposits of $5.5 million at December 31, 2005 and $11.1 million at March 31, 2006 were reflected as restricted cash on our consolidated balance sheets.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Derivative Financial Instruments

We and MMP use interest rate derivatives to help us manage interest rate risk. The following table summarizes hedges MMP has settled associated with various debt offerings (dollars in millions):

Hedge	Date	Gain/(Loss)	Amortization Period
Interest rate hedge	October 2002	$(1.0)	5-year life of Magellan Pipeline notes
Interest rate swaps and treasury lock	May 2004	5.1	10-year life of 6.45% notes
Interest rate swaps	October 2004	(6.3)	12-year life of 5.65% notes

In addition to the above, MMP has entered into the following interest rate swap agreements:

•	During May 2004, MMP entered into certain interest rate swap agreements to hedge against changes in the fair value of a portion of the Magellan Pipeline senior notes. MMP accounted for these interest rate hedges as fair value hedges. The notional amounts of the interest rate swap agreements total $250.0 million. Under the terms of the interest rate swap agreements, MMP receives 7.7% (the weighted-average interest rate of the outstanding Magellan Pipeline senior notes) and pays LIBOR plus 3.4%. These hedges effectively convert $250.0 million of MMP’s fixed-rate debt to floating-rate debt. The interest rate swap agreements began on May 25, 2004 and expire on October 7, 2007, the maturity date of the Magellan Pipeline senior notes. Payments settle in April and October each year with LIBOR set in arrears. During each settlement period, MMP records the impact of this swap based on its best estimate of LIBOR. Any differences between actual LIBOR determined on the settlement date and MMP’s estimate of LIBOR result in an adjustment to MMP’s interest expense. A 0.25% change in LIBOR would result in an annual adjustment to MMP’s interest expense associated with this hedge of $0.6 million. The fair value of the instruments associated with this hedge at December 31, 2005 and March 31, 2006 was $(2.5) million and $(3.8) million, respectively, which was recorded to other noncurrent liabilities and long-term debt.

•	In October 2004, MMP entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016 which were issued in October 2004. The notional amount of this agreement is $100.0 million and effectively converts $100.0 million of MMP’s 5.65% fixed-rate senior notes issued in October 2004 to floating-rate debt. Under the terms of the agreement, MMP receives the 5.65% fixed rate of the notes and pays LIBOR plus 0.6%. The agreement began on October 15, 2004 and terminates on October 15, 2016, which is the maturity date of these senior notes. Payments settle in April and October each year with LIBOR set in arrears. During each settlement period MMP will record the impact of this swap based on its best estimate of LIBOR. Any differences between actual LIBOR determined on the settlement date and MMP’s estimate of LIBOR will result in an adjustment to MMP’s interest expense. A 0.25% change in LIBOR would result in an annual adjustment to MMP’s interest expense of $0.3 million associated with this hedge. The fair value of this hedge at December 31, 2005 and March 31, 2006, was $0.3 million and $(3.5) million, respectively, which was recorded to other noncurrent assets and long-term debt at December 31, 2005 and noncurrent liabilities and long-term debt at March 31, 2006.

In February 2006, MMP entered into a forward sales contract for 0.1 million barrels of gasoline that MMP expects to produce from its petroleum products blending operations. These barrels will be sold at the Platts average price during September 2006. Concurrent with that transaction, MMP entered into three derivative swap contracts to hedge against price changes associated with the sale of that product, in which MMP agreed to buy 0.1 million barrels of gasoline at the Platts average price in September 2006 and sell 0.1 million barrels of gasoline at the fixed price of $77.28 per barrel. MMP’s objective in entering into this derivative was to lock in a gross margin on the expected sale of 0.1 million barrels of gasoline in September 2006. The fair value of the hedging instruments at March 31, 2006 was $0.1 million, which was recorded to other current assets and other comprehensive income.

12. Commitments and Contingencies

Environmental Indemnification Settlement. Prior to May 2004, Williams had agreed to indemnify MMP against certain environmental losses, among other things, associated with assets that Williams contributed to MMP

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at the time of its initial public offering or which MMP subsequently acquired from Williams. In May 2004, MMP and Magellan GP, LLC entered into an agreement with Williams under which Williams agreed to pay MMP $117.5 million to release Williams from these indemnifications. MMP received $35.0 million and $27.5 million from Williams on July 1, 2004 and 2005, respectively, and expects to receive installment payments from Williams of $20.0 million and $35.0 million on July 1, 2006 and 2007, respectively. While the settlement agreement releases Williams from its environmental and certain indemnifications, other indemnifications remain in effect. These remaining indemnifications cover issues involving employee benefits matters, issues involving rights of way, easements and real property, including asset titles, and unlimited losses and damages related to tax liabilities.

In conjunction with this settlement:

•	We recorded $61.8 million as a receivable from Williams with an offsetting reduction of our June 2003 purchase price of MMP. The $61.8 million amount represented the difference between the discounted value of the future cash proceeds to be received from Williams ($106.9 million) less the amount of previously recognized environmental receivables from Williams ($45.1 million); and

•	The difference between the undiscounted amounts to be received from Williams and the discounted value of those future cash payments is $10.6 million. We are recognizing this $10.6 million as interest income and an increase to our receivable with Williams over the period from May 25, 2003 to the final payment date of July 1, 2007.

Our receivable balance with Williams at December 31, 2005 and March 31, 2006 was $51.2 million and $52.0 million, respectively. We contribute all amounts received from Williams pursuant to the settlement to MMP. As of December 31, 2005 and March 31, 2006, known liabilities that would have been covered by Williams’ previous indemnity agreements were $43.1 million and $41.2 million, respectively. Through March 31, 2006, MMP has spent $21.7 million of the $117.5 million indemnification settlement amount for indemnified matters, including $7.1 million of capital costs. The cash MMP has received from the indemnity settlement is not reserved and has been used by MMP for its various other cash needs, including expansion capital spending.

Environmental Liabilities. Estimated environmental liabilities were $57.3 million and $56.0 million at December 31, 2005 and March 31, 2006, respectively. These estimates are provided on an undiscounted basis and have been classified as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental remediation liabilities will be paid over the next ten years. MMP’s environmental liabilities include accruals associated with the Environmental Protection Agency (“EPA”) Issue, Kansas City, Kansas Release and Independence, Kansas Release, which are discussed below.

EPA Issue. In July 2001, the EPA, pursuant to Section 308 of the Clean Water Act (the “Act”) served an information request to Williams based on a preliminary determination that Williams may have systematic problems with petroleum discharges from pipeline operations. That inquiry primarily focused on Magellan Pipeline, which MMP subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. MMP responded to the March 2004 information request in a timely manner and has entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. This matter was included in the indemnification settlement with Williams (see Environmental Indemnification Settlement discussion above). MMP has accrued an amount for this matter based on its best estimates that is less than $22.0 million. Due to the uncertainties described above, it is reasonably possible that the amounts MMP has recorded for this environmental liability could change in the near term. Management is unable to determine with any accuracy what those amounts could be and they could be material to our results of operations and cash flows.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Kansas City, Kansas Release. During the second quarter of 2005, MMP experienced a line break and release of approximately 2,900 barrels of product on its petroleum products pipeline near its Kansas City, Kansas terminal. As of March 31, 2006, MMP has estimated costs associated with this release of approximately $2.7 million. MMP has spent $1.7 million on remediation associated with this release and has $1.0 million of associated environmental liabilities at March 31, 2006. MMP has recorded a receivable of $1.2 million from its insurance carrier associated with this release. MMP has not been assessed a penalty by the EPA or any other regulatory agency relative to this release and management is unable to estimate with any certainty what penalties, if any, might be assessed. However, if penalties are assessed, the recognition of such obligations, which could occur in the near term, could be material to our results of operations and cash flows.

Independence, Kansas Release. During the first quarter of 2006, MMP experienced a line break and release of approximately 3,200 barrels of product on its petroleum products pipeline near Independence, Kansas. As of March 31, 2006, MMP has estimated costs associated with this release to be approximately $2.8 million and has spent $1.3 million on remediation resulting in an associated environmental liability at March 31, 2006 of $1.5 million. MMP has recorded a receivable of $1.3 million from its insurance carrier associated with this release. MMP has not been assessed a penalty by the EPA or any other regulatory agency relative to this release and management is unable to estimate with any certainty what penalties, if any, might be assessed. However, if penalties are assessed, the recognition of such obligations, which could occur in the near term, could be material to our results of operations and cash flows.

Indemnification Obligation. As part of our negotiations with Williams for the June 2003 acquisition of Williams’ interest in MMP, we assumed Williams’ obligations for $21.9 million of known MMP environmental liabilities. To the extent the environmental and other Williams indemnity claims against us are less than $21.9 million, we will pay Williams the remaining difference between $21.9 million and the indemnity claims we pay. Recorded liabilities associated with this indemnification were $5.5 million and $4.7 million at December 31, 2005 and March 31, 2006, respectively. We have entered into a reimbursement agreement under which MGG Midstream Holdings, L.P. will reimburse us for our obligations to indemnify MMP for these environmental liabilities.

Environmental Receivables. Environmental receivables from insurance carriers were $2.1 million and $3.5 million at December 31, 2005 and March 31, 2006, respectively.

Unrecognized product gains. MMP’s operations generate product overage and shortages. When MMP experiences net product losses, it recognizes expense for those losses in the period in which they occur. When MMP experiences product gains, however, it has product on hand for which it has no cost basis. As a result, MMP is unable to recognize these overage barrels as inventory on its balance sheets. Therefore, these overages are not recognized in our or MMP’s financial statements until the associated barrels are either sold or are used to offset product losses. The combined net product overages for MMP’s operations as of March 31, 2006, had a market value of approximately $18.9 million. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

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

13. Long-Term Incentive Plan

In December 2005, our general partner approved a long-term incentive plan for directors of our general partner and employees of MGG GP that perform services for us and our general partner. The long-term incentive plan consists of five components: units, restricted units, performance awards, phantom units and unit options. To date, 1,713 units have been granted to our independent directors under this plan. The long-term incentive plan permits the grant of awards covering an aggregate of 150,000 of our common units. The compensation committee of our general partner’s board of directors administers the long-term incentive plan.

MMP’s general partner has adopted a long-term incentive plan for certain employees who perform services for MMP and directors of MMP’s general partner. The long-term incentive plan primarily consists of two components: phantom units and unit options. To date, there have been no unit options granted. The long-term incentive plan permits the grant of awards covering an aggregate of 1.4 million MMP common units. The compensation committee of MMP’s general partner’s board of directors administers the long-term incentive plan.

We adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) on January 1, 2006 using the modified prospective application method, which required us to account for all of MMP’s equity-based incentive awards granted prior to January 1, 2006, using the fair value method as defined in SFAS No. 123 instead of our previous methodology of using the intrinsic value method as defined in Accounting Principles Bulletin (“APB”) No. 25. Due to the structure of MMP’s

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

award grants prior to January 1, 2006, we recognized compensation expense under APB No. 25 in much the same manner as that required under SFAS No. 123; therefore, the impact of the change from accounting for the award grants under APB No. 25 to SFAS No. 123 on our results of operations, financial position and cash flows was insignificant.

Magellan GP, LLC’s board of directors made the following grants of MMP phantom units to certain employees when those employees became dedicated to providing services to MMP:

•	In October 2003, 21,280 phantom units were granted pursuant to the long-term incentive plan. Of these awards, 20,340 units vested during 2003 and 2004. The remaining 940 units vested on July 31, 2005.

•	In January 2004, 21,712 phantom units were granted pursuant to the long-term incentive plan. Of these awards, 10,866 units vested on July 31, 2004 and 10,846 units vested on July 31, 2005.

In February 2004, grants of approximately 159,000 phantom units award grants pursuant to MMP’s long-term incentive plan were made. The actual number of MMP limited partner units that will be awarded under this grant are based on the attainment of short-term and long-term performance metrics. The number of MMP limited partner units that could ultimately be issued under this award ranges from zero up to a total of 313,000, as adjusted for estimated forfeitures and retirements; however, the awards are also subject to personal and other performance components which could increase or decrease the number of MMP limited partner units to be paid out by as much as 40%. The unit awards will vest at the end of 2006. These units are subject to forfeiture if employment is terminated for any reason other than for retirement, death or disability prior to the vesting date. If an award recipient retires, dies or becomes disabled prior to the end of the vesting period, the recipient’s grant will be prorated based upon the completed months of employment during the vesting period and the award will be paid at the end of the vesting period. These awards do not have an early vesting feature except when there is a change in control of Magellan GP, LLC. MMP has estimated the number of MMP limited partner units that will be awarded under this grant to be 300,000, the value of which on March 31, 2006 was $9.9 million. The unrecognized estimated compensation expense associated with these awards as of March 31, 2006 was $2.5 million.

In February 2005, grants of approximately 161,000 MMP phantom units pursuant to MMP’s long-term incentive plan were made. The actual number of MMP limited partner units that will be awarded under this grant are based on the attainment of long-term performance metrics. The number of MMP limiter partner units that could ultimately be issued under this award ranges from zero units up to a total of 317,000 as adjusted for estimated forfeitures and retirements; however, the awards are also subject to personal and other performance components which could increase or decrease the number of units to be paid out by as much as 20%. The units will vest at the end of 2007. These units are subject to forfeiture if employment is terminated for any reason other than for retirement, death or disability prior to the vesting date. If an award recipient retires, dies or becomes disabled prior to the end of the vesting period, the recipient’s grant will be prorated based upon the completed months of employment during the vesting period and the award will be paid at the end of the vesting period. These awards do not have an early vesting feature except when there is a change in control of Magellan GP, LLC. MMP has estimated the number of MMP limited partner units that will be awarded under this grant to be 283,000, the value of which on March 31, 2006 was $9.3 million. The unrecognized estimated compensation expense associated with these awards as of March 31, 2006 was $5.4 million.

In February 2006, grants of approximately 168,000 phantom units award grants pursuant to MMP’s long-term incentive plan were made. The actual number of MMP limited partner units that will be awarded under this grant are based on the attainment of long-term performance metrics. The number of MMP limited partner units that could ultimately be issued under this award range from zero units up to a total of approximately 330,000 units, as adjusted for estimated forfeitures and retirements. These units are subject to forfeiture if employment is terminated for any reason other than for retirement, death or disability prior to the vesting date. If an award recipient retires, dies or becomes disabled prior to the end of the vesting period, the recipient’s grant will be prorated based upon the completed months of employment during the vesting period and the award will be paid at the end of the vesting period. These awards do not have an early vesting feature except when there is a change in control of Magellan GP, LLC. These awards are being accounted for as follows:

•	Of the unit awards granted in February 2006, approximately 134,000 are based on the attainment of long-term performance metrics. The number of units that could ultimately vest under this component

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the award range from zero to approximately 264,000 as adjusted for expected forfeitures and retirements. Upon vesting, these award grants must be paid out to the employees in units; therefore, MMP has accounted for these awards using the equity method. The fair value of the awards on the grant date was $24.47 per unit; which was based on MMP’s unit price on the grant date less the present value of the estimated cash distributions on those units during the vesting period. MMP has accrued for these awards based on the probability of a standard payout. The unrecognized compensation expense associated with these awards as of March 31, 2006 was $3.1 million, which will be recognized over the next 33 months. There was no impact on our cash from operating or financing activities during the three months ended March 31, 2006 associated with these awards.

•	Of the unit awards granted in February 2006, approximately 34,000 are based on personal performance at the discretion of the compensation committee. The number of units that could ultimately vest under this component of the award range from zero to approximately 66,000 as adjusted for expected forfeitures and retirements. Because vesting criteria for these awards are partially based on conditions other than service, performance or market conditions, MMP has accounted for these awards using the liability method, as such, compensation expense recognized is based on the period-end closing price of MMP’s limited partner units and the percentage of the service period completed at each period end. MMP has accrued for these awards based on the probability of a standard payout. The value of these awards at March 31, 2006, was $1.1 million and the unrecognized estimated compensation costs on that date was $1.0 million. This unrecognized estimated compensation expense will be recognized over the next 33 months. There was no impact on our cash from operating or financing activities during the three months ended March 31, 2006 associated with these awards.

MMP’s equity-based incentive compensation expense for the three months ended March 31, 2005 and 2006 is summarized as follows (in thousands):

	Three Months Ended March 31,
	2005	2006
2003 awards	$683	$(86)
October 2003 awards	3	(3)
January 2004 awards	44	(4)
2004 awards	878	682
2005 awards	414	751
2006 awards	—	189

Total	$2,022	$1,529

14. Distributions

Distributions paid by MMP during 2005 and 2006 were as follows (in thousands, except per unit amounts):

Cash Distribution Payment Date	Per Unit Cash Distribution Amount	Common Units	Subordinated Units	General Partner	Total Cash Distribution
02/14/05	$0.45625	$26,390	$3,887	$5,201	$35,478
05/13/05	0.48000	29,127	2,726	6,778	38,631
08/12/05	0.49750	30,189	2,825	7,939	40,953
11/14/05	0.53125	32,236	3,018	10,178	45,432

Total	$1.96500	$117,942	$12,456	$30,096	$160,494

02/14/06	$0.55250	$33,526	$3,138	$12,839	$49,503
05/13/06 (a)	0.56500	37,494	—	13,668	51,162

Total	$1.11750	$71,020	$3,138	$26,507	$100,665

(a)	Magellan GP, LLC declared this cash distribution on April 26, 2006 to be paid on May 15, 2006, to unitholders of record at the close of business on May 8, 2006.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Distributions paid by MMP to us and Magellan GP, LLC were as follows (in thousands, except per unit amounts):

Cash Distribution Payment Date	Per Unit Cash Distribution Amount	Common Units	Subordinated Units	General Partner	Total Cash Distribution
02/14/05	$0.45625	$—	$3,887	$5,201	$9,088
05/13/05	0.48000	1,147	—	6,778	7,925
08/12/05	0.49750	—	—	7,939	7,939
11/14/05	0.53125	—	—	10,178	10,178

Total	$1.96500	$1,147	$3,887	$30,096	$35,130

02/14/06	$0.55250	$—	$—	$12,839	$12,839
05/13/06 (a)	0.56500	—	—	13,668	13,668

Total	$1.11750	$—	$—	$26,507	$26,507

(a)	Magellan GP, LLC declared this cash distribution on April 26, 2006 to be paid on May 15, 2006, to unitholders of record at the close of business on May 8, 2006.

In February 2006, MMP’s partnership agreement was amended to restore the incentive distribution rights to the same level as before an amendment made in connection with MMP’s October 2004 pipeline system acquisition, which reduced the incentive distributions paid to Magellan GP, LLC by $1.3 million for 2004, $5.0 million for 2005 and $3.0 million for 2006. In return, we made a capital contribution to MMP on February 9, 2006 equal to the present value of the remaining reductions in incentive distributions, or $4.2 million. The owner of our general partner has reimbursed us for this amount.

Distributions we have made to our affiliate owners are as follows:

Date Distribution Paid Amount	Amount
2005
January	$125,795
February	13,000
April	81,500
May	32,000
June	162,000
November	7,000
December	34,621

Total	$455,916

2006
January	$74
February	522,194

Total	$522,268

Total distributions paid to outside and affiliate owners by us and MMP are determined as follows (in thousands):

	Three Months Ended March 31,
	2005	2006
Cash distributions paid by MMP	$35,478	$49,503
Less:
Distributions paid by MMP to its general partner	5,201	12,839
Distributions paid by MMP to us	3,887	—

Distributions paid by MMP to outside owners	26,390	36,664
Distributions we paid to our affiliate owners	138,795	522,268

Total distributions	$165,185	$558,932

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Subsequent Events

On April 26, 2006, Magellan GP, LLC declared a quarterly distribution of $0.565 per unit to be paid on May 15, 2006, to unitholders of record at the close of business on May 8, 2006. We will receive $13.7 million of that distribution as a result of our ownership interest in Magellan GP, LLC, which owns a general partner interest and the incentive distribution rights in MMP (see Note 14—Distributions for details).

On April 26, 2006, our general partner declared a quarterly distribution of $0.208 per limited partner unit to be paid on May 15, 2006, to unitholders of record at the close of business on May 8, 2006. The total distribution to be paid on the 62.6 million outstanding limited partner units is $13.0 million. As stated in our prospectus as filed with the Securities and Exchange Commission on Form S-1 on February 9, 2006, we will prorate the initial quarterly distribution to be paid to the limited unitholders held by the public for the portion of the quarter beginning on the February 15, 2006, closing date of our initial public offering. The amount of the prorated distribution for this 45-day period is $0.104 per unit.

In May 2006, MMP agreed on terms to amend and restate its existing revolving credit facility to increase the size from $175.0 million to $400.0 million and lower the associated interest rate to LIBOR plus a spread ranging from 0.3% to 0.7% when facility borrowings are less than $200.0 million or from 0.3% to 0.8% when facility borrowings are greater than $200.0 million. In addition, the maturity date of the revolving credit facility is being extended by two years.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We own and control Magellan GP, LLC, which is the general partner of Magellan Midstream Partners, L.P. (“MMP”), a publicly traded limited partnership. MMP is principally engaged in the transportation, storage and distribution of refined petroleum products. Our only cash-generating asset is our ownership interest in MMP’s general partner, which owns the following:

•	the general partner interest in MMP, which currently entitles us to receive 2% of the cash distributed by MMP; and

•	100% of the incentive distribution rights in MMP, which entitle us to receive increasing percentages, up to a maximum of 48%, of any incremental cash distributed by MMP as certain target distribution levels are reached in excess of $0.289 per MMP unit in any quarter.

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

Our consolidated financial statements do not differ materially from the results of operations of MMP. Accordingly, the following discussion of our financial position and results of operations primarily reflects the operating activities and results of operations of MMP. Please read this discussion and analysis in conjunction with: (i) our accompanying interim consolidated financial statements and related notes and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Significant Events

Prior to February 2006, we were a privately held company. Our initial public offering of 22.0 million of our limited partner units, or approximately 35% of the total limited partner units outstanding, was effective February 15, 2006. Our units trade on the New York Stock Exchange under the ticker symbol MGG. The net proceeds from this initial public offering went to MGG Midstream Holdings, L.P., the owner of our general partner and of approximately 65% of our limited partner units.

In connection with the closing of our initial public offering, MMP’s partnership agreement was amended to remove the requirement for Magellan GP, LLC to maintain its 2% general partner interest in MMP in any future offering of MMP’s limited partner units. In addition, MMP’s partnership agreement was amended to restore the incentive distribution rights to the same level as before an amendment made in connection with MMP’s October 2004 pipeline system acquisition, which reduced the incentive distributions paid to Magellan GP, LLC by $1.3 million for 2004, $5.0 million for 2005 and $3.0 million for 2006. In return, we made a capital contribution to MMP on February 9, 2006 equal to the present value of the remaining reductions in incentive distributions, or $4.2 million. The owner of our general partner has reimbursed us for this amount.

Recent Developments

Distribution. On April 26, 2006, MMP’s general partner declared a quarterly distribution of $0.565 per MMP limited partner unit associated with the first quarter of 2006, representing a 2.3% increase versus the fourth quarter 2005 declared distribution. Based on the first quarter MMP declared distribution, we will receive $13.7 million related to our ownership of the general partner interest and incentive distribution rights in MMP. As a result, our general partner declared an initial quarterly distribution of $0.208 for each of our limited partner units also associated with the first quarter of 2006, which is 6.7% higher than the $0.195 per unit initial quarterly distribution reflected in our prospectus as filed with the Securities and Exchange Commission on Form S-1 on February 9, 2006, hereafter referred to as our prospectus. Assuming no additional equity issuances by MMP during 2006, the percentage increase in cash distributions made to us by MMP for the 2006 fiscal year will be 2.9 times greater than the percentage increase in the cash distributions made by MMP to its limited partners during that year. Assuming MMP does not issue any additional limited partner units, the 2.9 multiplier will gradually decrease beyond 2006, as the distribution level from which the growth is measured will increase at a higher rate for us than to MMP’s limited partners.

As described in our prospectus, we will prorate the initial quarterly distribution for the portion of the quarter beginning on February 15, 2006, the closing date of our initial public offering. The amount of the prorated distribution is $0.104 per unit. We will pay our initial quarterly distribution on May 15, 2006 to unitholders of record on May 8, 2006. The portion of the first-quarter distribution related to the period prior to our initial public offering will be paid to MGG Midstream Holdings, L.P., who owned the units prior to our initial public offering.

Conversion of MMP subordinated units. MMP’s subordination period ended on December 31, 2005, when MMP met the final financial test provided for in its partnership agreement. As a result, on January 31, 2006, one day following the distribution record date, the 5,679,696 outstanding MMP subordinated units representing limited partner interests converted to MMP common units.

Revolving Credit Facility. In May 2006, MMP agreed on terms to amend and restate its existing revolving credit facility to increase the size from $175.0 million to $400.0 million and lower the rate to LIBOR plus a spread ranging from 0.3% to 0.7% when facility borrowings are less than $200.0 million or from 0.3% to 0.8% when facility borrowings are greater than $200.0 million. In addition, the maturity date of the revolving credit facility is being extended by two years.

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

Results of Operations

The results of our operations discussed below principally reflect the activities of MMP. Because our financial statements consolidate the results of MMP, our financial statements are substantially similar to MMP’s. The differences in our financial statements primarily include the following adjustments to the income statement:

•	Interest of non-controlling partners in MMP. Our consolidated balance sheet includes minority interests of subsidiary that reflect the proportion of MMP owned by its partners other than us. Similarly, the ownership interests in MMP held by its partners other than us are reflected in our consolidated income statement as minority interest expense. Minority interests of subsidiary and minority interest expense are not reflected on MMP’s financial statements;

•	Fair value adjustments to MMP’s assets and liabilities. Our June 2003 acquisition of interests in MMP was recorded as a purchase business combination under the “push-down” method of accounting. As a result, our consolidated financial statements reflect adjustments to the historical cost reflected on MMP’s balance sheet for the fair value of our proportionate share of MMP’s assets and liabilities at the time of our acquisition. These fair value adjustments further result in certain differences between our income statement and MMP’s income statement, as the depreciation, amortization, accretion or write off of certain assets and liabilities is based on different values;

•	Our capital structure. In addition to incorporating the assets and liabilities of MMP, our consolidated balance sheets include our own historical indebtedness and related debt placement costs as well as MMP’s, and the partners’ capital on our balance sheet represents our partners’ capital as opposed to the capital reflected on MMP’s balance sheet, which reflects the ownership interests of all of its partners, including its owners other than us. Consequently, our income statements reflect additional interest expense, interest income and debt amortization expense that is not reflected on MMP’s financial statements;

•	Non-cash interest income. During May 2004, we and MMP entered into an indemnification settlement with The Williams Companies, Inc. (“Williams”), which is discussed in more detail under Environmental below. We recorded a receivable from Williams on our consolidated balance sheet in connection with this indemnification settlement at its discounted present value, and we are recording the accretion of the discount over time as interest income on our consolidated income statement. These items are not reflected on MMP’s financial statements, except that MMP records a capital contribution from us when payments pursuant to the indemnification settlement are made to MMP by Williams; and

•	Our G&A expenses. We incur general and administrative (“G&A”) expenses that are independent from MMP’s operations and are not reflected on MMP’s consolidated financial statements. Our results prior to 2006 do not reflect the incremental G&A expenses we expect to incur, including those resulting from being a public company, which we expect to be approximately $2.9 million per year.

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

Operating margin is not a generally accepted accounting principles (“GAAP”) measure, but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. We include a reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, in the table below. Operating profit includes expense items, such as depreciation and amortization and G&A expenses, which management does not consider when evaluating the core profitability of an operation.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2006

	Three Months Ended March 31,
	2005	2006
Financial Highlights (in millions)
Revenues:
Transportation and terminals revenues:
Petroleum products pipeline system	$85.6	$91.0
Petroleum products terminals	25.5	35.5
Ammonia pipeline system	2.7	4.7
Intersegment eliminations	(0.8)	(0.8)

Total transportation and terminals revenues	113.0	130.4
Product sales	145.5	148.9
Affiliate management fees	0.1	0.2

Total revenues	258.6	279.5
Operating and environmental expenses:
Petroleum products pipeline system	35.8	40.5
Petroleum products terminals	9.2	11.9
Ammonia pipeline system	1.7	2.2
Intersegment eliminations	(1.5)	(1.5)

Total operating and environmental expenses	45.2	53.1
Product purchases	131.3	133.6
Equity earnings	(0.5)	(0.7)

Operating margin	82.6	93.5
Depreciation and amortization	16.8	19.0
G&A expenses	15.0	15.5

Operating profit	$50.8	$59.0

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.020	$1.026
Transportation barrels shipped (million barrels)	65.7	69.0
Petroleum products terminals:
Marine terminal facilities:
Average storage capacity utilized per month (million barrels)	16.5	19.1
Throughput (million barrels)	12.4	10.9
Inland terminals:
Throughput (million barrels)	26.1	27.7
Ammonia pipeline system:
Volume shipped (thousand tons)	152	216

Transportation and terminals revenues for the three months ended March 31, 2006 were $130.4 million compared to $113.0 million for the three months ended March 31, 2005, an increase of $17.4 million, or 15%. This increase was a result of:

•	an increase in petroleum products pipeline system revenues of $5.4 million, or 6%, primarily related to increased diesel fuel shipments during the current period. MMP earned more ancillary revenues related to additive and terminal services during 2006, partially offset by a settlement payment MMP received during first-quarter 2005 related to its no longer operating the Rio Grande pipeline effective April 1, 2005;

•	an increase in petroleum products terminals revenues of $10.0 million, or 39%, primarily due to the recognition of revenue during first-quarter 2006 related to MMP’s variable-rate terminalling agreement and results from MMP’s Wilmington, Delaware marine terminal, which MMP acquired on September 1, 2005. Under the previously mentioned variable-rate terminalling agreement, MMP provided storage rental and throughput fees based on discounted rates plus a variable fee, which was based on a percentage of the net profits from certain trading activities conducted by its customer. During the first-quarter 2006, MMP recognized revenues of $6.4 million from the variable fee portion of the agreement once its customer’s trading profits were determinable at the end of the contract term, which expired January 31, 2006. Upon expiration of this agreement, MMP negotiated a similar agreement pursuant to which MMP will receive a share of any net trading profit above a specified amount but will not share in any net trading losses. MMP cannot predict what revenues, if any, it may realize from this variable-rate agreement. Revenues also increased at MMP’s inland terminals due to higher additive fees and throughput volumes; and

•	an increase in ammonia pipeline system revenues of $2.0 million, or 74%, due to higher tariffs associated with MMP’s new transportation agreements, which became effective July 1, 2005, and increased volumes. Transportation volumes were higher because first-quarter 2005 volumes were negatively affected by planned maintenance work at a customer’s ammonia facilities and additional production in the current period as a result of lower natural gas prices than those experienced in late 2005.

Operating and environmental expenses combined were $53.1 million for the three months ended March 31, 2006 compared to $45.2 million for the three months ended March 31, 2005, an increase of $7.9 million, or 17%. By business segment, this increase was principally the result of:

•	an increase in petroleum products pipeline system expenses of $4.7 million, or 13%, primarily attributable to higher power costs, less favorable product overages, increased property taxes and higher environmental expenses related to a January 2006 pipeline release;

•	an increase in petroleum products terminals expenses of $2.7 million, or 29%. This increase was primarily related to expenses associated with MMP’s Wilmington marine terminal which was acquired in September 1, 2005, and higher power, maintenance and property taxes at its other terminals; and

•	an increase in ammonia pipeline system expenses of $0.5 million, or 29%, primarily attributable to higher power costs resulting from additional shipments and higher system integrity costs. We expect the amount of system integrity spending to be significantly higher during the year 2006 due to the timing of high consequence area testing mandated by federal regulations.

Product sales revenues primarily result from a third-party product supply agreement, our petroleum product blending operations and from fractionating transmix. Revenues from product sales were $148.9 million for the three months ended March 31, 2006, while product purchases were $133.6 million, resulting in gross margin from these transactions of $15.3 million. The gross margin resulting from product sales and purchases for the 2006 period increased $1.1 million compared to gross margin for the 2005 period of $14.2 million, reflecting product sales for the three months ended March 31, 2005 of $145.5 million and product purchases of $131.3 million. The gross margin increase in 2006 primarily resulted from the impact of very high gasoline prices on MMP’s petroleum products blending and fractionation operations. We believe the gross margin could be substantially lower in the future once refined petroleum product prices stabilize.

Operating margin increased $10.9 million, or 13%, primarily due to incremental operating results from MMP’s recently-acquired Wilmington marine facility, revenues from a variable-rate terminalling agreement and improved utilization of MMP’s assets.

Depreciation and amortization expense was $19.0 million for the three months ended March 31, 2006 compared to $16.8 million for the three months ended March 31, 2005, an increase of $2.2 million, or 13%. This increase is primarily related to MMP’s asset acquisitions and capital improvements over the past year and the acceleration of depreciation for its terminal automation systems that MMP is in the process of upgrading.

G&A expenses were $15.5 million for the three months ended March 31, 2006 compared to $15.0 million for the three months ended March 31, 2005, an increase of $0.5 million, or 3%. This increase is primarily related to our incremental costs associated with being a public company beginning in February 2006.

Interest expense for the three months ended March 31, 2006 was $13.4 million compared to $14.5 million for the three months ended March 31, 2005, a decline of $1.1 million, or 8%. The average consolidated debt outstanding, excluding fair value adjustments for interest rate hedges, decreased to $817.1 million during first-quarter 2006 from $1,025.2 million during first-quarter 2005 primarily due to the retirement of our $275.0 million term loan in December 2005. The weighted-average interest rate on consolidated borrowings, after giving effect to the impact of associated fair value hedges, increased to 6.6% for the 2006 period from 5.7% for the 2005 period primarily due to rising interest rates and the repayment of our debt, which incurred a lower average rate than MMP’s debt.

Interest income for the three-month period ended March 31, 2006 was $1.5 million compared to $2.3 million for the three-month period ended March 31, 2005, a decrease of $0.8 million, or 35%. The decline was primarily attributable to MMP’s lower cash balance and our lower imputed interest income recognized on smaller amounts owed to us by Williams associated with the May 2004 indemnification settlement. We will continue to recognize imputed interest income on amounts due from Williams through June 2007, when Williams is scheduled to have paid all amounts due under the indemnification settlement.

Minority interest expense was $35.4 million for the three months ended March 31, 2006 compared to $30.3 million for the three months ended March 31, 2005, an increase of $5.1 million, or 17%. This increase related to MMP’s improved financial results coupled with an increased percentage of MMP’s limited partner units being owned by the public in the 2006 period. As of March 31, 2006, the public owned all of MMP’s limited partner units compared to 86% at March 31, 2005.

Debt placement fee amortization and the write-off of unamortized debt placement costs declined to $0.5 million for the first-quarter 2006 from $1.1 million for the first-quarter 2005 primarily related to the retirement of our debt and related debt placement fees during 2005.

Net income for the three months ended March 31, 2006 was $10.8 million compared to $7.4 million for the three months ended March 31, 2005, an increase of $3.4 million, or 46%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities was $50.7 million and $64.7 million for the three months ended March 31, 2006 and 2005, respectively. The $14.0 million decrease from 2005 to 2006 was primarily attributable to:

•	a net increase in accounts receivable and other accounts receivable which resulted in a decrease in cash provided by operating activities of $8.3 million between the periods; and

•	a decrease in accrued product purchases of $11.0 million in 2006 compared to an increase in 2005 of $10.3 million, which resulted in a reduction of cash from operating activities between the periods of $21.3 million. During 2006, MMP’s purchases of petroleum products declined as it reduced its petroleum products inventory levels. The 2005 increase reflected increasing product prices during that period and higher volumes associated with MMP’s third-party supply agreement.

These decreases were partially offset by:

•	increased net income of $3.4 million primarily due to incremental operating results from MMP’s recently-acquired Wilmington marine facility, revenue from a variable-rate terminalling agreement and improved utilization of MMP’s assets;

•	an increase in the non-cash charge against income for minority interest expense of $5.1 million; and

•	changes in inventory levels between first-quarter 2005 and first-quarter 2006, which resulted in an increase in cash from operating activities between the periods of $9.1 million. High inventory levels at December 31, 2005 resulted from MMP’s third-party supply agreement customer not taking all of its nominated volumes. During first-quarter 2006, MMP’s customer purchased products in excess of its nominated volumes, resulting in lower inventory levels at the end of first-quarter 2006.

Net cash provided (used) by investing activities for the three months ended March 31, 2006 and 2005 was ($21.5) million and $82.7 million, respectively. During 2006, MMP spent $24.5 million for capital expenditures. In 2005, sales of marketable securities by us and MMP, net of purchases, generated $96.0 million of cash, and MMP spent $13.2 million for capital expenditures. Total maintenance capital spending before indemnifications and reimbursements was $3.6 million and $3.1 million during first-quarter 2006 and 2005, respectively. Please see Capital Requirements below for further discussion of capital expenditures as well as maintenance capital amounts net of indemnifications.

Net cash used by financing activities for the three months ended March 31, 2006 and 2005 was $29.9 million and $33.0 million, respectively. Cash used during 2006 primarily reflects $522.3 million of distributions by us to our owners and $36.6 million of distributions by MMP to its owners other than us, partially offset by $507.2 million of net proceeds from our initial public offering. Borrowings under revolving credit facilities of $57.0 million and affiliate capital contributions of $6.3 million more than offset revolver payments of $42.0 million. Cash used during 2005 primarily reflects debt payments by us of $32.1 million, as $138.8 million of distributions by us to our owners and $26.4 million of distributions by MMP to its owners other than us were offset by $164.2 million of proceeds from the sale of a portion of the MMP limited partner units we owned.

MMP’s general partner declared a quarterly distribution of $0.565 per MMP limited partner unit associated with the first quarter of 2006. Based on this declared distribution, we will receive $13.7 million related to our ownership of the general partner interest and incentive distribution rights in MMP. As a result, our general partner declared an initial quarterly distribution of $0.208 for each of our limited partner units also associated with the first quarter of 2006. The total distribution to be paid on our 62.6 million outstanding limited partner units will be $13.0 million. If we continue to pay cash distributions at this current level and the number of outstanding units remains the same, we will pay total cash distributions of $52.0 million on an annual basis.

Capital Requirements

Historically, we have not had any material capital requirements separate from those of MMP. MMP’s businesses require continual investment to upgrade or enhance existing operations and to ensure compliance with safety and environmental regulations. Capital spending for MMP’s businesses consists primarily of:

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

During first-quarter 2006, MMP spent maintenance capital of $2.9 million, excluding $0.7 million of spending on environmental projects that would have been covered by indemnifications settled in May 2004. MMP has received $62.5 million to date under this settlement agreement. Please see Environmental below for additional discussion of this indemnification settlement.

For 2006, MMP expects to incur maintenance capital expenditures for its existing businesses of approximately $27.0 million, excluding the following:

•	$7.0 million for environmental projects that would have been covered by the indemnifications discussed above; and

•	$2.0 million that MMP expects to receive from insurance proceeds for the replacement of docks at its Marrero, Louisiana marine terminal. These docks remain operational but were damaged by Hurricane Katrina in third-quarter 2005 and must be replaced.

In addition to maintenance capital expenditures, MMP also incurs expansion capital expenditures at its existing facilities. During first-quarter 2006, MMP spent approximately $20.9 million for organic growth opportunities. Based on projects currently underway or in advanced stages of development, MMP currently plans to spend approximately $175.0 million on organic growth capital during 2006, exclusive of amounts associated with future acquisitions.

Liquidity

As of March 31, 2006, total debt reported on our consolidated balance sheet was $811.3 million, as described below. The difference between this amount and the $814.9 million face value of our and MMP’s outstanding debt is due to adjustments associated with the fair value hedges MMP has in place for a portion of its outstanding senior notes and unamortized discounts on its debt issuances, as well as unamortized fair value adjustments to MMP’s debt for the step-up accounting treatment we recorded when we acquired general and limited partner interests in MMP during 2003.

Our Debt

Affiliate note payable. In February 2006, we entered into a $5.0 million revolving credit facility with MGG Midstream Holdings, L.P., owner of our general partner, as the lender. The facility is available exclusively to fund our working capital borrowings. The borrowings under the facility mature on December 31, 2006 and bear interest at LIBOR plus 2.0%, which we believe is at market rates. We pay a commitment fee to MGG Midstream Holdings, L.P. on the unused portion of the working capital facility of 0.3% annually. As of March 31, 2006, our debt outstanding was $0.6 million under this credit facility. The remaining debt on our consolidated financial statements represents debt owed by MMP.

Debt of MMP

5.65% Senior Notes due 2016. On October 15, 2004, MMP sold $250.0 million of 5.65% senior notes due 2016 in an underwritten public offering. The notes were issued at 99.9% of par, and MMP received proceeds after underwriters’ fees and expenses of approximately $247.6 million. Including the impact of pre-issuance hedges associated with these notes and the swap of $100.0 million of the notes from fixed-rate to floating-rate, the weighted-average interest rate on the notes at March 31, 2006 was 5.9%.

6.45% Senior Notes due 2014. On May 25, 2004, MMP sold $250.0 million of 6.45% senior notes due 2014 in an underwritten public offering at 99.8% of par. MMP received proceeds after underwriters’ fees and expenses of approximately $246.9 million. Including the impact of pre-issuance hedges associated with these notes, the effective interest rate on these notes at March 31, 2006 was 6.3%.

Magellan Pipeline Notes. In connection with the long-term financing of MMP’s acquisition of Magellan Pipeline, MMP and Magellan Pipeline entered into a note purchase agreement on October 1, 2002. As of March 31, 2006, $286.9 million of senior notes were outstanding pursuant to this agreement The maturity date of these notes is October 7, 2007, with a scheduled prepayment equal to 5% of the outstanding balance on October 7, 2006. MMP guarantees payment of interest and principal by Magellan Pipeline. The notes are unsecured except for cash deposited monthly by Magellan Pipeline into a cash escrow account in anticipation of semi-annual interest payments. The weighted-average interest rate for the senior notes, including the impact of the swap of $250.0 million of the notes from fixed-rate to floating-rate debt, and the effect of the amortization of the fair value adjustment on long-term debt was 7.5% at March 31, 2006.

Revolving Credit Facility. In May 2004, MMP entered into a five-year $125.0 million revolving credit facility, which was increased to $175.0 million in September 2004. Borrowings under this facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.6% to 1.5% based upon MMP’s credit ratings. As of March 31, 2006, $28.0 million was outstanding under this facility, and $1.1 million of the facility was obligated for letters of credit. The obligations for letters of credit are not reflected as debt on our consolidated balance sheets. As of March 31, 2006, the weighted-average interest rate on borrowings outstanding under this facility was 5.5%. MMP is in the process of amending and restating this credit facility. Please see Revolving Credit Facility under “Recent Developments” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of this matter.

The debt instruments described above include various covenants. In addition to certain financial ratio covenants, these covenants limit MMP’s ability to, among other things, incur indebtedness secured by certain liens, encumber its assets, make certain investments, engage in certain sale-leaseback transactions and consolidate, merge or dispose of all or substantially all of its assets. MMP is in compliance with these covenants.

Derivative Financial Instruments. We utilize derivatives to manage interest rate risk. In conjunction with existing debt instruments, MMP was engaged in the following derivative transactions as of March 31, 2006:

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

Environmental

Various governmental authorities in the jurisdictions in which MMP conducts its operations subject it to environmental laws and regulations. MMP has accrued liabilities for estimated site restoration costs to be incurred in the future at its facilities and properties, including liabilities for environmental remediation obligations at various sites where MMP has been identified as a possible responsible party. Under its accounting policies, MMP records liabilities when site restoration and environmental remediation obligations are either known or considered probable and can be reasonably estimated.

Prior to May 2004, Williams provided indemnifications to MMP for assets MMP previously acquired from Williams. The indemnifications primarily related to environmental items for periods during which Williams was the owner of those assets. In May

2004, we and MMP entered into an agreement with Williams under which Williams agreed to pay MMP $117.5 million to release Williams from those indemnification obligations. To date, MMP has received $62.5 million from Williams and expects to receive the remaining balance in installments of $20.0 million and $35.0 million on July 1 of 2006 and 2007, respectively. As of March 31, 2006, known liabilities that would have been covered by these indemnifications were $41.2 million. In addition, MMP has spent $21.7 million through March 31, 2006 that would have been covered by these indemnifications, including $7.1 million of capital costs.

At the time of our investment in MMP, we assumed obligations to indemnify MMP for $21.9 million of known environmental liabilities. The remaining indemnification obligation on March 31, 2006 was $5.5 million. We have entered into a reimbursement agreement under which MGG Midstream Holdings, L.P. will reimburse us for our obligations to indemnify MMP for these environmental liabilities.

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

Other Items

Independent board members. During first-quarter 2006, our general partner’s board of directors appointed Walter R. Arnheim and James C. Kempner as independent board members, bringing the total number of board members to seven. The board intends to elect one additional independent director in the near future.

Galena Park marine terminal expansion. During late 2005 and early 2006, MMP executed a series of long-term terminalling agreements with several customers pursuant to which MMP will construct 30 new storage tanks at its Galena Park, Texas marine terminal. Tank construction has begun and MMP expects the new tanks to be placed into service during 2006 and 2007. We believe these new agreements will significantly contribute to MMP’s and our results of operations and cash flows once construction is complete and the 30 new tanks have been placed into service.

Line break and product release. On January 13, 2006, MMP experienced a line break and product release of approximately 3,200 barrels from its petroleum products pipeline near Independence, Kansas. MMP is in the process of estimating the repair and remediation costs associated with the release. MMP has insurance coverage for this incident with a maximum deductible of $1.5 million. Management is unable to estimate with any degree of certainty what penalties, if any, might be assessed by the EPA or other governmental agency, associated with this release, which would not be covered by MMP’s insurance policy. MMP’s net cost for repair and remediation plus any penalties that may be assessed could be material to our results of operations or cash flows.

Unrecognized product gains. MMP’s operations generate product overage and shortages. When MMP experiences net product losses, it recognizes expense for those losses in the period in which they occur. When MMP experiences product gains, however, it has product on hand for which it has no cost basis. As a result, MMP is unable to recognize these overage barrels as inventory on its balance sheets. Therefore, these overages are not recognized in our or MMP’s financial statements until the associated barrels are either sold or are used to offset product losses. The combined net product overages for MMP’s operations as of March 31, 2006, had a market value of approximately $18.9 million. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

Affiliate transactions. In June 2003, we entered into a services agreement with MMP pursuant to which we agreed to provide the employees necessary to conduct MMP’s operations. MMP reimbursed us for all payroll and benefit costs we incurred through December 24, 2005, subject to our G&A expense limitation agreement with MMP. On December 24, 2005, all of our employees were transferred to our general partner and our services agreement with MMP was terminated and a new services agreement between MMP and our general partner was executed. As a result, MMP now reimburses our general partner for those costs. Also in June 2003, we entered into an agreement with MMP whereby we agreed to reimburse MMP for G&A expenses (excluding equity-based compensation) in excess of a G&A cap as defined in the omnibus agreement. We were required to reimburse G&A costs to MMP of $1.0 million and $0.4 million for the three months ended March 31, 2005 and 2006, respectively.

In December 2005, we entered into an agreement with MGG Midstream Holdings, L.P. pursuant to which it will reimburse us for:

•	any amounts we pay to MMP pursuant to our indemnity obligations related to certain of its environmental liabilities we assumed at the time of our investment in MMP;

•	any amounts we pay to MMP pursuant to our obligation to reimburse it for certain G&A expenses under the omnibus agreement; and

•	any expenses incurred but not paid that relate to the period prior to the closing of our initial public offering.

MGG Midstream Holdings, L.P. initially escrowed $20.3 million, which we believe will be sufficient to satisfy its obligations to us under this reimbursement agreement. Through March 31, 2006, MGG Midstream Holdings, L.P. has reimbursed us $2.1 million under this agreement.

In March 2004, MMP acquired a 50% ownership interest in a crude oil pipeline company. MMP operates this pipeline, for which it received operating fees of $0.2 million for the three months ended March 31, 2006 and 2005. MMP reports these fees as affiliate management fee revenue.

Related party agreements. We are partially owned by an affiliate of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”). Two of the members of the eight-member board of directors for both our general partner and MMP’s general partner are nominees of CRF. On January 25, 2005, CRF, through affiliates, acquired general and limited partner interests in SemGroup, L.P. (“SemGroup”). CRF’s total combined general and limited partner interest in SemGroup is approximately 30%. One of the members of the seven-member board of directors of SemGroup’s general partner is a nominee of CRF, with three votes on that board.

MMP is a party to a number of arms-length transactions with SemGroup and its affiliates. For the three months ended March 31, 2006 and 2005, MMP recognized revenues from SemGroup related to the sale of petroleum products of $28.2 million and $25.8 million, respectively; terminalling and other services revenues of $1.6 million and $1.2 million, respectively; and leased storage tanks revenues of $0.8 million and $0.4 million, respectively. MMP also provides common carrier transportation services to SemGroup. Additionally, during the three months ended March 31, 2006 and 2005, MMP recognized unrelated product purchases from SemGroup of $11.0 million and $19.8 million, respectively, and expenses for leased storage tanks of $0.2 million for both periods.

As of March 31, 2006, MMP had recognized a receivable of $5.9 million from and a payable of $1.2 million to SemGroup and its affiliates.

During the first quarter of 2006, SemGroup disclosed that it was attempting to acquire Transmontaigne, Inc., a publicly traded refined petroleum products marketing and distribution company that is a customer of MMP’s and competes with MMP to an extent in various markets that MMP serves.

CRF also has an ownership interest in the general partner of Buckeye Partners, L.P. (“Buckeye”). MMP does not have a significant relationship with Buckeye and does not have extensive operations in the geographic areas primarily served by Buckeye.

Our general partner’s board of directors and MMP’s general partner’s board of directors have adopted a policy to address board of director conflicts of interests. In compliance with this policy, CRF has adopted procedures internally to assure that our and MMP’s proprietary and confidential information is protected from disclosure to SemGroup and Buckeye. As part of these procedures, none of the nominees of CRF will serve on the board of directors for our or MMP’s general partner and on the board of directors for SemGroup’s or Buckeye’s general partner at the same time.

Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, Magellan GP, LLC receives 50% of any incremental cash distributions per limited partner unit. Because we own Magellan GP, LLC, we benefit from these distributions. The executive officers of our general partner collectively own approximately 2.9% of MGG Midstream Holdings, L.P., the owner of our general partner and therefore also indirectly benefit from these distributions. Assuming MMP has sufficient available cash to continue to pay distributions on all of its outstanding units for four quarters at its current quarterly distribution level of $0.565 per unit, Magellan GP, LLC would receive distributions of approximately $54.7 million in 2006 on its combined 2% general partner interest and incentive distribution rights.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position (“FSP”) No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event. Statement of Financial Accounting Standard (“SFAS”) No. 123(R) previously required options or similar instruments to be classified as liabilities if the entity could be required under any circumstances to settle the option or similar instrument by transferring cash or other assets. FSP No. FAS 123(R)-4 amends SFAS No. 123(R) so that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not necessarily require the instrument to be classified as liability until it becomes probable that the event will occur. The guidance in this FSP was required to be applied in the first reporting period beginning after the date the FSP was posted to the FASB website. The adoption of this FSP during the first quarter of 2006 had no impact on MMP’s accounting for equity-based incentive compensation expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risk through changes in commodity prices and interest rates. We have established policies to monitor and control our market risks. We have also entered into derivative agreements to help manage our exposure to commodity price and risks. We do not have foreign exchange risks.

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk. As of March 31, 2006, MMP had $28.0 million outstanding on its variable rate revolving credit facility. We had no other variable interest debt outstanding; however, because of certain interest rate swap agreements discussed below, MMP is exposed to interest rate market risk on an additional $350.0 million of its debt. Considering these interest rate swap agreements and the amount outstanding on MMP’s revolving credit facility at March 31, 2006, our annual consolidated interest expense would change by $0.9 million if LIBOR were to change by 0.25%.

During May 2004, MMP entered into four separate interest rate swap agreements to hedge against changes in the fair value of a portion of the Magellan Pipeline Series B senior notes. MMP has accounted for these interest rate hedges as fair value hedges. The notional amounts of the interest rate swap agreements total $250.0 million. Under the terms of the agreements, MMP receives 7.7% (the interest rate on the Magellan Pipeline Series B senior notes) and pays LIBOR plus 3.4%. These hedges effectively convert $250.0 million of MMP’s fixed-rate debt to floating-rate debt. The interest rate swap agreements began on May 25, 2004 and expire on October 7, 2007. Payments settle in April and October of each year with LIBOR set in arrears.

During October 2004, MMP entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016. MMP has accounted for this interest rate hedge as a fair value hedge. The notional amount of the interest rate swap agreement is $100.0 million. Under the terms of the agreement, MMP receives 5.65% (the interest rate of the $250.0 million senior notes) and pays LIBOR plus 0.6%. This hedge effectively converts $100.0 million of MMP’s 5.65% fixed-rate debt to floating-rate debt. The interest rate swap agreement began on October 15, 2004 and expires on October 15, 2016. Payments settle in April and October of each year with LIBOR set in arrears.

As of March 31, 2006, MMP had entered into futures contracts, qualifying as normal purchases, for the purchase of approximately 0.3 million barrels of petroleum products. The notional value of these agreements, with maturities from April 2006 through November 2006, was approximately $21.8 million.

As of March 31, 2006, MMP had entered into futures contracts, qualifying as normal sales, for the sale of approximately 0.6 million barrels of petroleum products. The notional value of these agreements, with maturities from April 2006 through October 2006, was approximately $46.2 million.

In February 2006, MMP entered into a forward sales contract for 0.1 million barrels of gasoline that MMP expects to produce from its petroleum products blending operations. These barrels will be sold at the Platts average price during September 2006.

Concurrent with this transaction, MMP entered into three derivative swap contracts to hedge against price changes associated with the sale of that product, in which MMP agreed to buy 0.1 million barrels of gasoline at the Platts average price in September 2006 and sell 0.1 million barrels of gasoline at the fixed price of $77.28 per barrel. MMP’s objective in entering into this derivative was to lock in a gross margin on the expected sale of 0.1 million barrels of gasoline in September 2006.

ITEM 4. CONTROLS AND PROCEDURES

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

Our management, including our general partner’s Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls over financial reporting (internal controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our disclosure controls and internal controls and make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as systems change and conditions warrant. There have been no substantial changes in our internal controls since December 31, 2005.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that discuss our expected future results based on current and pending business operations.

Forward-looking statements can be identified by words such as anticipates, believes, expects, estimates, forecasts, projects and other similar expressions. Although we believe our forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document.

The following are among the important factors that could cause future results to differ materially from actual results or from any projected, forecasted, estimated or budgeted amounts which we have discussed in this report:

•	our ability to pay distributions to our unitholders;

•	our expected receipt of distributions from MMP;

•	price fluctuations for natural gas liquids and refined petroleum products;

•	overall demand for natural gas liquids, refined petroleum products, natural gas, oil and ammonia in the United States;

•	weather patterns materially different than historical trends;

•	development of alternative energy sources;

•	changes in demand for storage in MMP’s petroleum products terminals;

•	changes in supply patterns for MMP’s marine terminals due to geopolitical events;

•	MMP’s ability to manage interest rate and commodity price exposures;

•	our ability to satisfy our product purchase obligations at historical purchase terms;

•	changes in MMP’s tariff rates implemented by the FERC, the United States Surface Transportation Board and state regulatory agencies;

•	shut-downs or cutbacks at major refineries, petrochemical plants, ammonia production facilities or other businesses that use or supply MMP’s services;

•	changes in the throughput or interruption in service on petroleum products pipelines owned and operated by third parties and connected to MMP’s petroleum products terminals or petroleum products pipeline system;

•	loss of one or more of MMP’s three customers on its ammonia pipeline system;

•	an increase in the competition MMP’s operations encounter;

•	the occurrence of an operational hazard or unforeseen interruption for which MMP is not adequately insured;

•	the treatment of us or MMP as a corporation for federal income tax purposes or if we MMP become subject to entity-level taxation for state tax purposes;

•	MMP’s ability to make and integrate acquisitions and successfully complete its business strategy;

•	changes in general economic conditions in the United States;

•	changes in laws or regulations to which we and MMP are subject, including tax withholding issues, safety, environmental and employment laws and regulations;

•	the cost and effects of legal and administrative claims and proceedings against us or MMP and its subsidiaries;

•	the amount of MMP’s indebtedness, which could make MMP vulnerable to general adverse economic and industry conditions, limit MMP’s ability to borrow additional funds, place MMP at competitive disadvantages compared to its competitors that have less debt or could have other adverse consequences;

•	MGG Midstream Holdings, L.P.’s term loan could restrict our ability to issue debt;

•	a change of control of MMP’s general partner, which could, under certain circumstances, result in MMP’s debt or the debt of its subsidiaries becoming due and payable;

•	the condition of the capital markets in the United States;

•	the effect of changes in accounting policies;

•	the potential that our or MMP’s internal controls may not be adequate, weaknesses may be discovered or remediation of any identified weaknesses may not be successful and the impact these could have on our unit price;

•	Williams’ and other third-parties’ ability to pay the amounts owed to MMP under its indemnification agreements;

•	conflicts of interests between us, our general partner, MMP, MMP’s general partner and related parties of us and our general partner;

•	the ability of our general partner, MMP’s general partner and its affiliates or related parties to enter into certain agreements which could negatively impact our or MMP’s financial position, results of operations and cash flows;

•	supply disruption; and

•	global and domestic economic repercussions from terrorist activities and the government’s response thereto.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2001, the EPA, pursuant to Section 308 of the Clean Water Act (the “Act”) served an information request to Williams based on a preliminary determination that Williams may have systematic problems with petroleum discharges from pipeline operations. That inquiry primarily focused on Magellan Pipeline, which MMP subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. MMP responded to the March 2004 information request in a timely manner and has entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. MMP has accrued an amount for this matter based on its best estimates that is less than $22.0 million. Due to the uncertainties described above, it is reasonably possible that the amounts MMP has recorded for this environmental liability could change in the near term. Management is unable to determine with any accuracy what those amounts could be and they could be material to our results of operations and cash flows.

During the second quarter of 2005, MMP experienced a line break and release of approximately 2,900 barrels of product on its petroleum products pipeline near its Kansas City, Kansas terminal. In regards to this release, MMP responded on a timely basis to an EPA request for information pursuant to Section 308 of the Act. We can provide no assurances that MMP will not be assessed civil or other statutory penalties of $100,000 or more by the EPA or other regulatory agencies associated with this release.

MMP is a party to various legal actions that have arisen in the ordinary course of our business. We do not believe that the resolution of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1	–	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

Exhibit 31.2	–	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

Exhibit 32.1	–	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

Exhibit 32.2	–	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma, on May 9, 2006.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

By:	/s/ Magellan Midstream Holdings GP, LLC
its General Partner

/s/ John D. Chandler
John D. Chandler Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

32.1	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

32.2	Section 1350 Certification of John D. Chandler, Chief Financial Officer.