Form 10-Q
period 2006-06-30
MAGELLAN MIDSTREAM HOLDINGS LP
filed 2006-08-07
CIK 1246263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of August 4, 2006, there were outstanding 62,646,551 common units.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Transportation and terminals revenues	$126,215	$138,810	$239,189	$269,256
Product sales revenues	129,486	172,806	274,960	321,702
Affiliate management fee revenue	167	172	334	345

Total revenues	255,868	311,788	514,483	591,303
Costs and expenses:
Operating expense	51,056	54,311	95,044	105,158
Environmental	1,772	467	2,972	2,739
Product purchases	122,348	154,857	253,659	288,452
Depreciation and amortization	17,767	19,193	34,575	38,231
Affiliate general and administrative	15,255	16,405	30,316	31,908

Total costs and expenses	208,198	245,233	416,566	466,488
Equity earnings	804	946	1,322	1,665

Operating profit	48,474	67,501	99,239	126,480
Interest expense	13,542	13,353	28,087	26,751
Interest income	(2,534)	(1,425)	(4,843)	(2,881)
Write-off of unamortized debt placement fees	2,956	—	3,408	—
Debt placement fee amortization	505	489	1,152	977
Other (income)/expense	(1)	3	(300)	358
Minority interest expense	29,531	42,183	59,847	77,597

Net income	$4,475	$12,898	$11,888	$23,678

Allocation of net income:
Portion applicable to ownership interests for the period before completion of initial public offering on February 15, 2006		$—		$5,886
Portion applicable to partners’ interests for the period after initial public offering		12,898		17,792

Net income		$12,898		$23,678

Allocation of net income (loss) applicable to partners’ interest for the period after initial public offering:
Limited partners’ interest		$13,450		$18,544
General partner’s interest		(552)		(752)

Net income		$12,898		$17,792

Basic and diluted net income per limited partner unit		$0.21		$0.30

Weighted average number of limited partner units outstanding used for basic and diluted net income per unit calculation		62,647		62,647

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2005	June 30, 2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,563	$747
Restricted cash	5,537	5,551
Accounts receivable (less allowance for doubtful accounts of $133 and $41 at December 31, 2005 and June 30, 2006, respectively)	49,373	55,116
Other accounts receivables	24,939	29,394
Affiliate accounts receivable	—	88
Inventory	78,155	87,066
Other current assets	6,124	10,347

Total current assets	200,691	188,309
Property, plant and equipment	2,282,489	2,340,714
Less: accumulated depreciation	315,621	349,803

Net property, plant and equipment	1,966,868	1,990,911
Equity investment	24,888	24,528
Long-term receivables	39,516	40,323
Goodwill	12,387	11,990
Other intangibles (less accumulated amortization of $3,607 and $4,405 at December 31, 2005 and June 30, 2006, respectively)	10,221	9,423
Debt placement costs (less accumulated amortization of $4,989 and $5,966 at December 31, 2005 and June 30, 2006, respectively)	6,738	6,144
Other noncurrent assets	3,686	3,532

Total assets	$2,264,995	$2,275,160

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$25,829	$35,195
Affiliate accounts payable	119	—
Affiliate payroll and benefits	17,028	12,767
Accrued interest payable	9,628	9,440
Accrued taxes other than income	17,808	18,198
Environmental liabilities	30,840	31,227
Deferred revenue	17,522	18,333
Accrued product purchases	34,772	16,557
Current portion of long-term debt	14,345	14,345
Other current liabilities	19,017	31,314

Total current liabilities	186,908	187,376
Long-term debt	787,194	790,345
Long-term affiliate pension and benefits	18,015	17,338
Other deferred liabilities	66,087	70,595
Environmental liabilities	26,439	21,909
Minority interests of subsidiary	1,395,578	1,399,017
Commitments and contingencies
Partners’ deficit:
Partners’ deficit	(213,653)	(208,966)
Accumulated other comprehensive loss	(1,573)	(2,454)

Total partners’ deficit	(215,226)	(211,420)

Total liabilities and partners’ deficit	$2,264,995	$2,275,160

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2006
Operating Activities:
Net income	$11,888	$23,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,575	38,231
Debt placement fee amortization	1,152	977
Write-off of unamortized debt placement costs	3,408	—
Loss on sale and retirement of assets	2,101	4,674
Equity earnings	(1,322)	(1,665)
Distributions from equity investments	1,300	2,025
Minority interest expense	59,847	77,597
Changes in components of operating assets and liabilities:
Accounts receivable and other receivables	(10,243)	(10,198)
Inventory	(13,222)	(8,911)
Accounts payable	12,177	9,366
Accrued interest payable	(791)	(188)
Accrued taxes other than income	(476)	390
Affiliate payroll and benefits	(5,931)	(4,261)
Accrued product purchases	2,291	(18,215)
Accrued product shortages	(7,375)	—
Current and noncurrent environmental liabilities	(3,088)	(4,143)
Other current and noncurrent assets and liabilities	(3,560)	(1,263)

Net cash provided by operating activities	82,731	108,094

Investing Activities:
Purchases of marketable securities	(70,625)	—
Sales of marketable securities	178,677	—
Additions to property, plant and equipment	(34,506)	(67,119)
Proceeds from sale of assets	64	540
Prepaid construction costs from related party	—	4,000
Establish defeasance account	(24,153)	—

Net cash provided (used) by investing activities	49,457	(62,579)

Financing Activities:
Distributions paid	(471,391)	(609,458)
Borrowings under revolver	—	138,800
Payments on revolver	—	(126,600)
Borrowing under long-term notes, net	275,000	—
Payments on long-term notes	(250,000)	—
Borrowings on affiliate note	—	1,960
Payments on affiliate note	—	(1,960)
Debt placement costs	(3,040)	(383)
Capital contributions by affiliate	—	9,595
Sales of common units to public (less underwriters’ commissions and payment of offering costs)	—	506,699
Sales of common units of subsidiary to public (less underwriters’ commissions and payment of offering costs)	400,240	—
Other	—	16

Net cash used by financing activities	(49,191)	(81,331)

Change in cash and cash equivalents	82,997	(35,816)
Cash and cash equivalents at beginning of period	31,568	36,563

Cash and cash equivalents at end of period	$114,565	$747

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Basis of Presentation

Unless indicated otherwise, the terms “our,” “we,” “us” and similar language refer to Magellan Midstream Holdings, L.P. We were formed in April 2003 as a Delaware limited partnership to hold ownership interests in Magellan Midstream Partners, L.P. (“MMP”) and Magellan GP, LLC. Magellan Midstream Holdings GP, LLC (“MGG GP”) serves as our general partner.

We completed an initial public offering of our limited partner units and became a publicly traded Delaware limited partnership effective February 15, 2006. See Note 2—Initial Public Offering for further discussion of this matter.

Magellan GP, LLC, our wholly-owned subsidiary, currently owns a 2% general partner interest in MMP and its incentive distribution rights and serves as MMP’s general partner.

MMP, a publicly traded Delaware partnership, was formed in August 2000 to own, operate and acquire a diversified portfolio of complementary energy assets. MMP owns and operates a petroleum products pipeline system, petroleum products terminals and an ammonia pipeline system.

We have no operating assets other than through our ownership interest in Magellan GP, LLC. Our ownership of Magellan GP, LLC gives us control of MMP as the limited partner interests of MMP: (i) do not have the substantive ability to dissolve MMP, (ii) can remove Magellan GP, LLC as MMP’s general partner only with a supermajority vote of the MMP limited partner units and the MMP limited partner units which can be voted in such an election are restricted, and (iii) the MMP limited partners do not possess substantive participating rights in MMP’s operations. Therefore, our consolidated financial statements include the assets, liabilities and cash flows of Magellan GP, LLC and MMP.

In the opinion of management, our accompanying consolidated financial statements, which are unaudited except for the consolidated balance sheet as of December 31, 2005, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2006, and the results of operations and cash flows for the six months ended June 30, 2005 and 2006. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. Certain amounts in the financial statements for 2005 have been reclassified to conform to the current period’s presentation.

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

2. Initial Public Offering

On February 15, 2006, we completed an initial public offering of our limited partner units. The managing underwriters for this transaction were Citigroup Global Markets, Inc., Lehman Brothers, Inc., Goldman Sachs & Company, and Wachovia Securities. In this transaction, we issued and sold 22.0 million of our limited partner units to the public, which represented 35% of our total limited partner units. The other 40.6 million units, representing 65% of our total limited partner units, are owned by MGG Midstream Holdings, L.P., which owns our general partner and which is principally owned by Madison Dearborn Capital Partners IV, L.P. and Carlyle/Riverstone Global Energy and Power Fund II, L.P.

We received gross proceeds of $539.0 million from the sale of 22.0 million limited partner units to the public at a price of $24.50 per unit. Net proceeds were $506.7 million, after underwriter commissions of $28.3 million, legal, accounting and other professional fees of $2.7 million and a structuring fee of $1.3 million. The net proceeds were distributed to MGG Midstream Holdings, L.P.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Allocation of Net Income

The allocation of net income between the pre-initial public offering and post-initial public offering periods and the allocation of net income to our general partner and the limited partners in the post-initial offering period for three and six months ended June 30, 2006 is as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net income	$12,898	$23,678
Portion of net income applicable to ownership interests for the period before completion of initial public offering on February 15, 2006	—	5,886

Portion of net income applicable to partners’ interest for the period after initial public offering	$12,898	$17,792

Allocation of net income (loss) applicable to partners’ interest for the period after initial public offering:
Portion applicable to partners’ interest for the period after initial public offering	$12,898	$17,792
Direct charges to general partner:
Reimbursable general and administrative costs	553	754

Income before direct charges to general partner	13,451	18,546
General partner’s share of distributions	.01%	.01%

General partner’s allocated share of net income before direct charges	1	2
Direct charges to general partner	(553)	(754)

Net loss allocated to general partner	$(552)	$(752)

Portion of net income applicable to partners’ interest for the period after initial public offering	$12,898	$17,792
Less: net loss allocated to general partner	(552)	(752)

Net income allocated to limited partners	$13,450	$18,544

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

4. Comprehensive Income

A reconciliation of net income to comprehensive income is provided in the table below (in thousands). For additional information on all of MMP’s derivative instruments, see Note 12 – Derivative Financial Instruments.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net income	$4,475	$12,898	$11,888	$23,678
Change in fair value of product hedges	—	(1,040)	—	(986)
Amortization of net loss on cash flow hedges	50	52	103	105

Other comprehensive income	50	(988)	103	(881)

Comprehensive income	$4,525	$11,910	$11,991	$22,797

5. Asset Impairment

In June 2006, MMP recorded a $3.0 million charge against the earnings of its petroleum products pipeline system segment associated with an impairment of its Menard, Illinois terminal, which we may close in 2007. The impairment charge is included in operating expenses on our consolidated statements of income and in the tables included in the segment disclosures note below. An impairment review was initiated during MMP’s review of second quarter results, which included management’s reassessment of the system integrity costs that MMP would be required to incur on this terminal and the various probabilities of continuing to operate or closing the facility. The carrying value of the Menard, Illinois terminal prior to the impairment was $3.6 million. The fair value of the terminal was determined using probability-weighted discounted cash flow techniques.

6. Segment Disclosures

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

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30, 2005
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$98,110	$25,506	$3,506	$(907)	$126,215
Product sales revenues	126,155	3,741	—	(410)	129,486
Affiliate management fee revenue	167	—	—	—	167

Total revenues	224,432	29,247	3,506	(1,317)	255,868
Operating expenses	41,150	9,505	1,997	(1,596)	51,056
Environmental	1,688	52	32	—	1,772
Product purchases	121,522	1,364	—	(538)	122,348
Equity earnings	(804)	—	—	—	(804)

Operating margin	60,876	18,326	1,477	817	81,496
Depreciation and amortization	12,143	4,549	258	817	17,767
Affiliate G&A expenses	10,947	3,777	531	—	15,255

Segment profit	$37,786	$10,000	$688	$—	$48,474

	Three Months Ended June 30, 2006
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$106,080	$30,267	$3,428	$(965)	$138,810
Product sales revenues	168,670	4,136	—	—	172,806
Affiliate management fee revenue	172	—	—	—	172

Total revenues	274,922	34,403	3,428	(965)	311,788
Operating expenses	40,726	12,789	2,525	(1,729)	54,311
Environmental	6	5	456	—	467
Product purchases	152,553	2,434	—	(130)	154,857
Equity earnings	(946)	—	—	—	(946)

Operating margin	82,583	19,175	447	894	103,099
Depreciation and amortization	12,674	5,358	267	894	19,193
Affiliate G&A expenses	11,688	4,146	571	—	16,405

Segment profit	$58,221	$9,671	$(391)	$—	$67,501

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2005
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$183,663	$51,016	$6,207	$(1,697)	$239,189
Product sales revenues	268,959	6,411	—	(410)	274,960
Affiliate management fee revenue	334	—	—	—	334

Total revenues	452,956	57,427	6,207	(2,107)	514,483
Operating expenses	76,065	18,639	3,394	(3,054)	95,044
Environmental	2,530	90	352	—	2,972
Product purchases	251,647	2,675	—	(663)	253,659
Equity earnings	(1,322)	—	—	—	(1,322)

Operating margin	124,036	36,023	2,461	1,610	164,130
Depreciation and amortization	23,607	8,841	517	1,610	34,575
Affiliate G&A expenses	21,954	7,287	1,075	—	30,316

Segment profit	$78,475	$19,895	$869	$—	$99,239

	Six Months Ended June 30, 2006
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$197,084	$65,742	$8,149	$(1,719)	$269,256
Product sales revenues	312,389	9,313	—	—	321,702
Affiliate management fee revenue	345	—	—	—	345

Total revenues	509,818	75,055	8,149	(1,719)	591,303
Operating expenses	79,291	24,578	4,524	(3,235)	105,158
Environmental	1,914	126	699	—	2,739
Product purchases	283,016	5,693	—	(257)	288,452
Equity earnings	(1,665)	—	—	—	(1,665)

Operating margin	147,262	44,658	2,926	1,773	196,619
Depreciation and amortization	25,306	10,618	534	1,773	38,231
Affiliate G&A expenses	22,887	7,907	1,114	—	31,908

Segment profit	$99,069	$26,133	$1,278	$—	$126,480

7. Related Party Transactions

Affiliate Entity Transactions

In March 2004, MMP acquired a 50% ownership interest in Osage Pipe Line Company, LLC (“Osage Pipeline”). MMP is paid a management fee for operating the pipeline. Management fees from operating the Osage pipeline were $0.2 million during both the three months ended June 30, 2005 and 2006 and $0.3 million for both the six months ended June 30, 2005 and 2006, which is reported as affiliate management fee revenue on the consolidated statements of income.

Until December 2005, we provided the employees necessary to conduct MMP’s operations and MMP reimbursed us for all payroll and benefit costs we incurred on its behalf, subject to our G&A expense limitation agreement with MMP. In December 2005, the employees necessary to conduct MMP’s operations were transferred to MGG GP and a new services agreement between MMP and MGG GP was executed. Consequently, MMP now reimburses MGG GP for the costs of employees necessary to conduct its operations. The affiliate payroll and benefits accruals associated with this agreement at December 31, 2005 and June 30, 2006 were $17.0 million and

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$12.8 million, respectively. The long-term affiliate pension and benefits accruals associated with this agreement at December 31, 2005 and June 30, 2006 were $18.0 million and $17.3 million, respectively. MMP settles its affiliate payroll and payroll-related expenses and post-retirement benefit costs with MGG GP on a monthly basis and it settles its long-term pension liabilities through annual contributions to MGG GP’s pension funds. The following table summarizes affiliate costs and expenses which are reflected in the accompanying consolidated statements of income (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
MGG GP—allocated operating expenses	$18,095	$36,082
MGG GP—allocated G&A expenses	$16,405	$31,908

In June 2003, we agreed to reimburse MMP for G&A expenses (excluding equity-based compensation) in excess of a G&A cap as defined in MMP’s omnibus agreement. The amount of G&A costs that was required to be reimbursed to MMP was $0.6 million for both the three months ended June 30, 2005 and 2006, and $1.6 million and $1.0 million for the six months ended June 30, 2005 and 2006, respectively. The owner of our general partner reimburses us for the same amounts we reimburse to MMP for these excess G&A costs. We record these reimbursements as a capital contribution by our general partner.

A former affiliate of MMP had indemnified MMP against certain environmental costs. In June 2003, we agreed to assume certain of these indemnified obligations to MMP. Recorded liabilities associated with these indemnifications were $5.5 million and $3.7 million at December 31, 2005 and June 30, 2006, respectively. The owner of our general partner reimburses us for the same amounts we pay to MMP for these indemnified obligations. See Note 13—Commitments and Contingencies for additional discussion of this agreement.

On February 15, 2006, we entered into a $5.0 million revolving credit facility with MGG Midstream Holdings, L.P. as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on December 31, 2006 and bear interest at LIBOR plus 2.0%. We pay a commitment fee to MGG Midstream Holdings, L.P. on the unused portion of the working capital facility of 0.25% annually. There were no borrowings outstanding under this facility as of June 30, 2006.

Other Related Party Transactions

We are partially owned by an affiliate of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”). Two members of both our general partner’s board of directors and two members of Magellan GP, LLC’s eight-member board of directors are nominees of CRF. On January 25, 2005, CRF, through affiliates, acquired general and limited partner interests in SemGroup, L.P. (“SemGroup”). CRF’s combined general and limited partner interests in SemGroup are approximately 30%. One of the members of the seven-member board of directors of SemGroup’s general partner is a nominee of CRF, with three votes on that board. MMP is party to a number of transactions with SemGroup and its affiliates. A summary of these transactions is provided in the following table (in millions):

	Three Months Ended June 30,		Period From January 25, 2005 Through June 30, 2005	Six Months Ended June 30, 2006
	2005	2006
Product sales revenues	$25.1	$32.9	$50.9	$61.1
Product purchases	13.7	9.8	33.5	20.8
Terminalling and other services revenues	1.5	1.4	2.7	3.0
Storage tank lease revenues	0.8	0.9	1.2	1.7
Storage tank lease expense	0.3	0.3	0.5	0.5

In addition to the above, MMP provides common carrier transportation services to SemGroup. As of December 31, 2005 and June 30, 2006, MMP had recognized a receivable of $6.2 million and $2.4 million,

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, from and a payable of $6.1 million and $3.1 million, respectively, to SemGroup and its affiliates. The receivable is included with the accounts receivable amounts and the payable is included with the accounts payable amounts on our consolidated balance sheets.

In February 2006, MMP signed an agreement with an affiliate of SemGroup under which MMP agreed to construct two 200,000 barrel tanks on its property at El Dorado, Kansas, to sell these tanks to SemGroup’s affiliate and to lease these tanks back for a 10-year period. Through June 30, 2006, MMP had received $4.0 million associated with this transaction from SemGroup’s affiliate. We have reported these amounts as prepaid construction costs from related party on our consolidated statements of cash flows.

CRF also has an ownership interest in the general partner of Buckeye Partners, L.P. (“Buckeye”). During the three and six months ended June 30, 2005, our operating expenses included $0.0 million and $0.3 million of costs we incurred with Norco Pipe Line Company, LLC, which is a subsidiary of Buckeye. MMP has incurred no operating expenses with Buckeye or its subsidiaries during 2006.

The boards of directors for both our general partner and Magellan GP, LLC have adopted a Board of Directors Conflict of Interest Policy and Procedure. In compliance with this policy, CRF has adopted procedures internally to assure that our and MMP’s proprietary and confidential information is protected from disclosure to competing companies in which CRF owns an interest. As part of these procedures, none of the nominees of CRF will serve on our or Magellan GP, LLC’s boards of directors and on the boards of directors of competing companies in which CRF owns an interest.

During May 2005, John P. DesBarres was appointed as an independent director to Magellan GP, LLC’s board of directors. Mr. DesBarres also serves as a board member for American Electric Power Company, Inc. (“AEPC”) of Columbus, Ohio. During May and June 2005, MMP’s operating expenses included $0.4 million of costs that it incurred with Public Service Company of Oklahoma (“PSO”), a subsidiary of AEPC. During the three and six months ended June 30, 2006, MMP’s operating expenses included $0.8 million and $1.5 million, respectively, of costs that it incurred with PSO.

Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, Magellan GP, LLC receives 50% of any incremental cash distributions per limited partner unit. Because we own Magellan GP, LLC, we benefit from these distributions. The executive officers of our general partner and MMP’s general partner collectively own approximately 6.0% of MGG Midstream Holdings, L.P., which owns 65% of our limited partner interests; consequently, the executive officers of our general partner also indirectly benefit from these distributions. Assuming MMP has sufficient available cash to continue to pay distributions on all of its outstanding units for four quarters at its current quarterly distribution level of $0.5775 per unit, Magellan GP, LLC would receive distributions of approximately $58.0 million on its combined 2% general partner interest and incentive distribution rights.

During February 2006, we sold 35% of our common units in an initial public offering. In connection with the closing of this offering, MMP’s partnership agreement was amended to remove the requirement for Magellan GP, LLC to maintain its current 2% general partner interest in any future offering of MMP limited partner units. In addition, MMP’s partnership agreement was amended to restore the incentive distribution rights to the same level as before an amendment made in connection with MMP’s October 2004 pipeline system acquisition, which reduced the incentive distributions paid to Magellan GP, LLC by $5.0 million for 2005 and $3.0 million for 2006. In return, we made a capital contribution to MMP on February 9, 2006 equal to the present value of the remaining reductions in incentive distributions, or $4.2 million. In connection with this transaction, MGG Midstream Holdings, L.P. made a capital contribution to us for the same amount.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Inventory

Inventory at December 31, 2005 and June 30, 2006 was as follows (in thousands):

	December 31, 2005	June 30, 2006
Refined petroleum products	$56,680	$43,723
Natural gas liquids	9,693	28,625
Transmix	9,589	12,618
Additives	1,805	1,729
Other	388	371

Total inventory	$78,155	$87,066

9. Equity Investment

MMP uses the equity method to account for its 50% ownership interest in Osage Pipeline. The remaining 50% interest is owned by National Cooperative Refining Association (“NCRA”). MMP’s agreement with NCRA calls for equal sharing of Osage Pipeline’s net income. Summarized financial information for Osage Pipeline for the three and six months ended June 30, 2005 and 2006 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenues	$2,993	$3,866	$5,335	$7,154
Net income	$1,940	$2,225	$3,308	$3,995

Condensed balance sheets for Osage Pipeline as of December 31, 2005 and June 30, 2006 are presented below (in thousands):

	December 31, 2005	June 30, 2006
Current assets	$4,767	$4,718
Noncurrent assets	$4,535	$4,554
Current liabilities	$431	$457
Members’ equity	$8,871	$8,815

A summary of MMP’s equity investment in Osage Pipeline is as follows (in thousands):

	Six Months Ended June 30,
	2005	2006
Investment at beginning of period	$25,084	$24,888
Earnings in equity investment:
Proportionate share of Osage earnings	1,654	1,997
Amortization of excess investment	(332)	(332)

Net earnings in equity investment	1,322	1,665
Cash distributions	(1,300)	(2,025)

Equity investment at end of period	$25,106	$24,528

MMP’s initial investment in Osage Pipeline included an excess net investment amount of $21.7 million, which is being amortized over the average asset lives of Osage Pipeline. Excess investment is the amount by which MMP’s initial investment exceeded MMP’s proportionate share of the book value of the net assets of the investment. The unamortized excess net investment amount at December 31, 2005 and June 30, 2006, was $20.5 million and $20.1 million, respectively.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Employee Benefit Plans

MGG GP sponsors a pension plan for union employees, a pension plan for non-union employees and a post-retirement benefit plan for selected employees. The following table presents our consolidated net periodic benefit costs related to these plans during the three and six months ended June 30, 2005 and 2006 (in thousands):

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$1,272	$86	$2,543	$172
Interest cost	497	186	995	372
Expected return on plan assets	(451)	—	(902)	—
Amortization of prior service cost	76	38	153	77

Net periodic benefit cost	$1,394	$310	$2,789	$621

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$1,565	$140	$2,794	$280
Interest cost	562	270	1,103	540
Expected return on plan assets	(395)	—	(953)	—
Amortization of prior service cost	77	38	154	77
Amortization of actuarial loss	17	116	269	231

Net periodic benefit cost	$1,826	$564	$3,367	$1,128

11. Debt

Consolidated debt at December 31, 2005 and June 30, 2006 was as follows (in thousands):

	December 31, 2005	June 30, 2006
MMP Debt:
Magellan Pipeline notes:
Current portion	$14,345	$14,345
Long-term portion	274,629	271,535

Total Magellan Pipeline notes	288,974	285,880
Revolving credit facility	13,000	25,200
6.45% Notes due 2014	249,546	249,568
5.65% Notes due 2016	250,019	244,042

Total debt	$801,539	$804,690

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MMP’s debt and the debt of its consolidated subsidiaries is non-recourse to its general partner, Magellan GP, LLC and us.

MMP Debt:

Magellan Pipeline Notes. During October 2002, Magellan Pipeline Company, L.P. (“Magellan Pipeline”) entered into a private placement debt agreement with a group of financial institutions for $302.0 million of fixed-rate notes. The maturity date of the notes is October 7, 2007; however, MMP repaid $15.1 million of the notes on October 7, 2005, which represented 5.0% of the outstanding balance on that date, and MMP will be required to repay an additional 5.0% of the principal amount outstanding on October 7, 2006. The outstanding principal amount of the notes at December 31, 2005 and June 30, 2006 was decreased by $2.5 million and $4.2 million, respectively, for the change in the fair value of the associated hedge (see Note 12–Derivative Financial Instruments). The remaining difference between the face value and the reported value of these notes is the unamortized step-up to fair value of $4.6 million at December 31, 2005 and $3.2 million at June 30, 2006. We recorded a 55% step-up to fair value for these notes in June 2003 when we acquired general and limited partner interests in MMP. The interest rate of the notes is fixed at 7.7%. However, including the impact of the associated fair value hedge, which effectively swaps $250.0 million of the fixed-rate notes to floating-rate debt, and the effect of the amortization of the fair value adjustment on long-term debt, the weighted-average interest rate for the notes at June 30, 2005 and 2006 was 6.0% and 8.0%, respectively. MMP makes deposits in an escrow account in anticipation of semi-annual interest payments on these notes and the cash deposits are secured; however, the notes themselves are unsecured. These deposits of $5.5 million at December 31, 2005 and $5.6 million at June 30, 2006 were reflected as restricted cash on our consolidated balance sheets.

Revolving Credit Facility. In May 2006, MMP amended and restated its revolving credit facility to increase the borrowing capacity from $175.0 million to $400.0 million. In addition, the maturity date of the revolving credit facility was extended from May 25, 2009 to May 25, 2011, and the interest rate was reduced from LIBOR plus a spread ranging from 0.6% to 1.5% based on MMP’s credit ratings to LIBOR plus a spread ranging from 0.3% to 0.8% based on MMP’s credit ratings and amounts outstanding under the facility. Borrowings under this revolving credit facility remain unsecured. There was $25.2 million outstanding on the revolver at June 30, 2006. The net proceeds from the revolving credit facility were used for general corporate purposes, including capital expenditures. At both December 31, 2005 and June 30, 2006, $1.1 million of the facility was obligated for letters of credit, which is not reflected as debt on our consolidated balance sheets. The weighted-average interest rate on the revolver at December 31, 2005 and June 30, 2006 was 5.1% and 5.7%, respectively. Interest is assessed on the unused portion of the credit facility at a rate from 0.05% to 0.125% depending on MMP’s credit ratings.

6.45% Notes due 2014. On May 25, 2004, MMP sold $250.0 million aggregate principal of 6.45% notes due June 1, 2014 in an underwritten public offering. The notes were issued for the discounted price of 99.8%, or $249.5 million, and the discount is being accreted over the life of the notes. Including the impact of the amortization of the realized gains on the interest hedges associated with these notes (see Note 12–Derivative Financial Instruments), the effective interest rate of these notes is 6.3%. Interest is payable semi-annually in arrears on June 1 and December 1 of each year.

5.65% Notes due 2016. On October 15, 2004, MMP issued $250.0 million aggregate principal of 5.65% notes due 2016. The notes were issued for the discounted price of 99.9%, or $249.7 million, and the discount is being accreted over the life of the notes. Including the impact of hedges associated with these notes (see Note 12–Derivative Financial Instruments), the weighted-average interest rate of these notes at June 30, 2005 and 2006 was 5.4% and 6.1%, respectively. Interest is payable semi-annually in arrears on April 15 and October 15 of each year. The outstanding principal amount of the notes at December 31, 2005 and June 30, 2006 was increased by $0.3 million and decreased by $5.7 million, respectively, for the change in the fair value of the associated hedge.

Our Debt:

Affiliate note payable. On February 15, 2006, we entered into a $5.0 million revolving credit facility with MGG Midstream Holdings, L.P. as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on December 31, 2006 and bear interest at LIBOR plus 2.0%. We pay a commitment fee to MGG Midstream Holdings, L.P. on the unused portion of the working capital facility of 0.3% annually. There were no borrowings outstanding on this facility as of June 30, 2006.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Derivative Financial Instruments

MMP uses interest rate derivatives to help it manage interest rate risk. The following table summarizes hedges MMP has settled associated with various debt offerings (dollars in millions):

Hedge	Date	Gain/(Loss)	Amortization Period
Interest rate hedge	October 2002	$(1.0)	5-year life of Magellan Pipeline notes
Interest rate swaps and treasury lock	May 2004	5.1	10-year life of 6.45% notes
Interest rate swaps	October 2004	(6.3)	12-year life of 5.65% notes

In addition to the above, MMP has entered into the following interest rate swap agreements:

•	During May 2004, MMP entered into certain interest rate swap agreements to hedge against changes in the fair value of a portion of the Magellan Pipeline senior notes. MMP accounted for these interest rate hedges as fair value hedges. The notional amounts of the interest rate swap agreements total $250.0 million. Under the terms of the interest rate swap agreements, MMP receives 7.7% (the weighted-average interest rate of the outstanding Magellan Pipeline senior notes) and pays LIBOR plus 3.4%. These hedges effectively convert $250.0 million of MMP’s fixed-rate debt to floating-rate debt. The interest rate swap agreements began on May 25, 2004 and expire on October 7, 2007, the maturity date of the Magellan Pipeline senior notes. Payments settle in April and October each year with LIBOR set in arrears. During each settlement period, MMP records the impact of this swap based on its best estimate of LIBOR. Any differences between actual LIBOR determined on the settlement date and MMP’s estimate of LIBOR result in an adjustment to MMP’s interest expense. A 0.25% change in LIBOR would result in an annual adjustment to MMP’s interest expense associated with this hedge of $0.6 million. The fair value of the instruments associated with this hedge at December 31, 2005 and June 30, 2006 was $(2.5) million and $(4.2) million, respectively, which was recorded to other noncurrent liabilities and long-term debt.

•	In October 2004, MMP entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016 which were issued in October 2004. The notional amount of this agreement is $100.0 million and effectively converts $100.0 million of MMP’s 5.65% fixed-rate senior notes issued in October 2004 to floating-rate debt. Under the terms of the agreement, MMP receives the 5.65% fixed rate of the notes and pays LIBOR plus 0.6%. The agreement began on October 15, 2004 and terminates on October 15, 2016, which is the maturity date of these senior notes. Payments settle in April and October each year with LIBOR set in arrears. During each settlement period, MMP will record the impact of this swap based on its best estimate of LIBOR. Any differences between actual LIBOR determined on the settlement date and MMP’s estimate of LIBOR will result in an adjustment to MMP’s interest expense. A 0.25% change in LIBOR would result in an annual adjustment to MMP’s interest expense of $0.3 million associated with this hedge. The fair value of this hedge at December 31, 2005 and June 30, 2006, was $0.3 million and $(5.7) million, respectively, which was recorded to other noncurrent assets and long-term debt at December 31, 2005 and noncurrent liabilities and long-term debt at June 30, 2006.

In February 2006, MMP entered into a forward sales contract for 0.1 million barrels of gasoline related to its petroleum products blending activities. These barrels will be sold at the Platts average price during September 2006. Concurrent with that transaction, MMP entered into three derivative swap contracts to hedge against price changes associated with the sale of that product, in which MMP agreed to buy 0.1 million barrels of gasoline at the Platts average price in September 2006 and to sell 0.1 million barrels of gasoline at the fixed price of $77.28 per barrel. MMP’s objective in entering into this derivative was to lock in a gross margin on the expected sale of 0.1 million barrels of gasoline in September 2006. The fair value of these hedging instruments at June 30, 2006 was $(1.0) million, which was recorded to other current liabilities and other comprehensive income.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Commitments and Contingencies

Environmental Indemnification Settlement. Prior to May 2004, The Williams Companies, Inc. (“Williams”) had agreed to indemnify MMP against certain environmental losses, among other things, associated with assets that were contributed to MMP at the time of its initial public offering or which MMP subsequently acquired from Williams. In May 2004, MMP and Magellan GP, LLC entered into an agreement with Williams under which Williams agreed to pay MMP $117.5 million to release Williams from these indemnifications. MMP received $35.0 million, $27.5 million and $20.0 million pursuant to this agreement on July 1, 2004, 2005 and 2006, respectively, and expects to receive a final installment payment of $35.0 million on July 1, 2007. While the settlement agreement releases Williams from its environmental and certain indemnifications, other indemnifications remain in effect. These remaining indemnifications cover issues involving employee benefits matters, rights of way, easements and real property, including asset titles, and unlimited losses and damages related to tax liabilities.

In conjunction with this settlement:

•	We recorded $61.8 million as a receivable from Williams with an offsetting reduction of our June 2003 purchase price of MMP. The $61.8 million amount represented the difference between the discounted value of the future cash proceeds to be received ($106.9 million) less the amount of previously recognized environmental receivables from Williams ($45.1 million); and

•	The difference between the undiscounted amounts to be received from Williams and the discounted value of those future cash payments is $10.6 million. We are recognizing this $10.6 million as interest income and an increase to our receivable with Williams over the period from May 25, 2003 to the final payment date of July 1, 2007.

Our receivable balance with Williams at December 31, 2005 and June 30, 2006 was $51.2 million and $52.9 million, respectively. We contribute to MMP all amounts received pursuant to the environmental indemnification settlement. As of December 31, 2005 and June 30, 2006, known liabilities that would have been covered by previous indemnity agreements were $43.1 million and $39.9 million, respectively. Through June 30, 2006, MMP has spent $23.6 million of the $117.5 million indemnification settlement amount for indemnified matters, including $8.3 million of capital costs. The cash MMP has received from the indemnity settlement is not reserved and has been used by MMP for its various other cash needs, including expansion capital spending.

Environmental Liabilities. Estimated environmental liabilities were $57.3 million and $53.1 million at December 31, 2005 and June 30, 2006, respectively. These estimates are provided on an undiscounted basis and have been classified as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental remediation liabilities will be paid over the next ten years. MMP’s environmental liabilities include, among other items, accruals associated with the Environmental Protection Agency (“EPA”) Issue, Kansas City, Kansas Release and Independence, Kansas Release, which are discussed below.

EPA Issue. In July 2001, the EPA, pursuant to Section 308 of the Clean Water Act (the “Act”) served an information request to a former affiliate of MMP with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on Magellan Pipeline, which MMP subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. MMP responded to the March 2004 information request in a timely manner and has entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. This matter was included in the indemnification settlement discussion above (see Environmental Indemnification Settlement). MMP has accrued an amount for this matter based on its best estimates that is less than $22.0 million. Due to the uncertainties described above, it is reasonably possible that the amounts MMP has recorded for this environmental liability could change in the near term. Management is unable to determine with any accuracy what those amounts could be and they could be material to our and MMP’s results of operations and cash flows.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Kansas City, Kansas Release. During the second quarter of 2005, MMP experienced a line break and release of approximately 2,900 barrels of product on its petroleum products pipeline near its Kansas City, Kansas terminal. As of June 30, 2006, MMP has estimated remediation costs associated with this release of approximately $2.7 million. Through June 30, 2006, MMP has spent $1.8 million on remediation associated with this release and, as of June 30, 2006, has recorded associated environmental liabilities of $0.9 million and a receivable of $1.1 million from its insurance carrier. The EPA has included this release with the 32 other releases discussed in EPA Issue above in negotiating any penalties or other injunctive relief that might be assessed.

Independence, Kansas Release. During the first quarter of 2006, MMP experienced a line break and release of approximately 3,200 barrels of product on its petroleum products pipeline near Independence, Kansas. As of June 30, 2006, MMP has estimated remediation costs associated with this release of approximately $3.0 million. Through June 30, 2006, MMP has spent $2.6 million on remediation associated with this release and, as of June 30, 2006, has recorded associated environmental liabilities of $0.4 million and a receivable of $1.4 million from its insurance carrier. The EPA has included this release with the 32 other releases discussed in EPA Issue above in negotiating any penalties or other injunctive relief that might be assessed.

Indemnification Obligation. Concurrent with our acquisition of Williams’ interest in MMP, we assumed Williams’ obligations for $21.9 million of known MMP environmental liabilities. To the extent the environmental and other indemnity claims against us are less than $21.9 million, we will pay Williams the remaining difference between $21.9 million and the indemnity claims we pay. MMP had liabilities recorded associated with this indemnification of $5.5 million and $3.7 million at December 31, 2005 and June 30, 2006, respectively. We have entered into a reimbursement agreement under which MGG Midstream Holdings, L.P. will reimburse us for our obligations to indemnify MMP for these environmental liabilities.

Environmental Receivables. Environmental receivables from insurance carriers for remediation were $1.5 million and $3.0 million at December 31, 2005 and June 30, 2006, respectively.

Unrecognized product gains. MMP’s operations generate product overage and shortages. When MMP experiences net product losses, it recognizes expense for those losses in the period in which they occur. When MMP experiences product gains, it has product on hand for which it has no cost basis. Therefore, these overages are not recognized in our or MMP’s financial statements until the associated barrels are either sold or are used to offset product losses. The combined net product overages for MMP’s operations had a market value of approximately $8.8 million as of June 30, 2006. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

Other. We and MMP are parties to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these claims, legal actions and complaints after consideration of amounts accrued, insurance coverage or other indemnification arrangements will not have a material adverse effect on our future financial position, results of operations or cash flows.

14. Long-Term Incentive Plan

In December 2005, our general partner approved a long-term incentive plan for directors of our general partner and employees of MGG GP that perform services for us and our general partner. The long-term incentive plan consists of five components: units, restricted units, performance awards, phantom units and unit options. To date, there have been no units granted under this plan. The long-term incentive plan permits the grant of awards covering an aggregate of 150,000 of our common units. The compensation committee of our general partner’s board of directors administers the long-term incentive plan.

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

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We and MMP adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) on January 1, 2006 using the modified prospective application method, which required MMP to account for all of its equity-based incentive awards granted prior to January 1, 2006 using the fair value method as defined in SFAS No. 123 instead of its previous methodology of using the intrinsic value method as defined in Accounting Principles Bulletin (“APB”) No. 25. Due to the structure of MMP’s award grants prior to January 1, 2006, MMP recognized compensation expense under APB No. 25 in much the same manner as that required under SFAS No. 123; therefore, the impact of the change from accounting for the award grants under APB No. 25 to SFAS No. 123 was insignificant to our and MMP’s results of operations, financial position and cash flows.

The long-term incentive awards, discussed below, that have been granted by Magellan GP, LLC’s board of directors are subject to forfeiture if employment is terminated for any reason other than for retirement, death or disability prior to the vesting date. If an award recipient retires, dies or becomes disabled prior to the end of the vesting period, the recipient’s grant will be prorated based upon the completed months of employment during the vesting period and the award will be paid at the end of the vesting period. The award grants do not have an early vesting feature except when there is a change in control of Magellan GP, LLC. There was no impact on our cash from operating or financing activities during the three and six months ended June 30, 2006 associated with these awards.

In February 2004, grants of approximately 159,000 unit awards pursuant to MMP’s long-term incentive plan were made. The actual number of MMP limited partner units that will be awarded under this grant are based on the attainment of short-term and long-term performance metrics. The number of MMP limited partner units that could ultimately be issued under this award ranges from zero up to a total of 304,000, as adjusted for estimated forfeitures and retirements; however, the awards are also subject to personal and other performance components which could increase or decrease the number of MMP limited partner units to be paid out by as much as 40%. The unit awards will vest at the end of 2006. MMP has estimated the number of MMP limited partner units that will be awarded under this grant to be 300,000, the value of which on June 30, 2006 was $10.2 million. Unrecognized estimated compensation expense associated with these awards as of June 30, 2006 was $1.8 million.

In February 2005, grants of approximately 161,000 MMP unit awards pursuant to MMP’s long-term incentive plan were made. The actual number of MMP limited partner units that will be awarded under this grant are based on the attainment of long-term performance metrics. The number of MMP limiter partner units that could ultimately be issued under this award ranges from zero units up to a total of 308,000 as adjusted for estimated forfeitures and retirements; however, the awards are also subject to personal and other performance components which could increase or decrease the number of units to be paid out by as much as 20%. The units will vest at the end of 2007. MMP has estimated the number of units that will be awarded under this grant to be 278,000 the value of which on June 30, 2006 was $9.4 million. Unrecognized estimated compensation expense associated with these awards as of June 30, 2006 was $4.7 million.

During the six months ended June 30, 2006, grants of approximately 175,000 unit awards pursuant to MMP’s long-term incentive plan were made. These awards are being accounted for as follows:

•	Of the unit awards discussed above, approximately 137,000 are based on the attainment of long-term performance metrics. These units vest on December 31, 2008. The number of units that could ultimately vest under this component of the award range from zero to approximately 263,000 as adjusted for expected forfeitures and retirements. Upon vesting, these award grants must be paid out to the employees in units; therefore, MMP has accounted for these awards using the equity method. The weighted-average fair value of the awards on the grant date was $24.53 per unit; which was based on MMP’s unit price on the grant date less the present value of the estimated cash distributions on those units during the vesting period. MMP has accrued for these awards based on the probability of a standard payout. The unrecognized compensation expense associated with these awards as of June 30, 2006 was $2.8 million, which will be recognized over the next 30 months.

•	Of the unit awards discussed above, approximately 34,000 are based on personal performance at the discretion of the compensation committee. These units vest on December 31, 2008. The number of units that could ultimately vest under this component of the award range from zero to approximately

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

66,000 as adjusted for expected forfeitures and retirements. Because vesting criteria for these awards are partially based on conditions other than service, performance or market conditions, MMP has accounted for these awards using the liability method, as such, compensation expense recognized is based on the period-end closing price of MMP’s limited partner units and the percentage of the service period completed at each period end. MMP has accrued for these awards based on the probability of a standard payout. The value of these awards at June 30, 2006 was $1.1 million and the unrecognized estimated compensation cost on that date was $1.0 million.

•	Of the unit awards discussed above an additional 4,000 units have been issued with various vesting dates. MMP is using the equity method to account for most of these awards. The unrecognized compensation expense associated with these awards is less than $0.1 million.

MMP’s equity-based incentive compensation expense for the three and six months ended June 30, 2005 and 2006 is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
2003 awards	$822	$—	$1,505	$(86)
October 2003 awards	3	—	6	(3)
January 2004 awards	43	—	87	(4)
2004 awards	1,083	1,046	1,960	1,728
2005 awards	476	835	890	1,586
2006 awards	—	374	—	563

Total	$2,427	$2,255	$4,448	$3,784

15. Distributions

Distributions paid by MMP during 2005 and 2006 were as follows (in thousands, except per unit amounts):

Cash Distribution Payment Date	Per Unit Cash Distribution Amount	Cash Distributions Paid
		Common Units	Subordinated Units	General Partner	Total
02/14/05	$0.45625	$26,390	$3,887	$5,201	$35,478
05/13/05	0.48000	29,127	2,726	6,778	38,631
08/12/05	0.49750	30,189	2,825	7,939	40,953
11/14/05	0.53125	32,236	3,018	10,178	45,432

Total	$1.96500	$117,942	$12,456	$30,096	$160,494

02/14/06	$0.55250	$33,526	$3,138	$12,839	$49,503
05/13/06	0.56500	37,494	—	13,668	51,162
08/14/06 (a)	0.57750	38,323	—	14,498	52,821

Total	$1.69500	$109,343	$3,138	$41,005	$153,486

(a)	Magellan GP, LLC declared this cash distribution on July 20, 2006 to be paid on August 14, 2006 to unitholders of record at the close of business on August 4, 2006.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Distributions paid by MMP to us and Magellan GP, LLC were as follows (in thousands, except per unit amounts):

Cash Distribution Payment Date	Per Unit Cash Distribution Amount	Cash Distributions Paid
		Common Units	Subordinated Units	General Partner	Total
02/14/05	$0.45625	$—	$3,887	$5,201	$9,088
05/13/05	0.48000	1,147	—	6,778	7,925
08/12/05	0.49750	—	—	7,939	7,939
11/14/05	0.53125	—	—	10,178	10,178

Total	$1.96500	$1,147	$3,887	$30,096	$35,130

02/14/06	$0.55250	$—	$—	$12,839	$12,839
05/13/06	0.56500	—	—	13,668	13,668
08/14/06 (a)	0.57750	—	—	14,498	14,498

Total	$1.69500	$—	$—	$41,005	$41,005

(a)	Magellan GP, LLC declared this cash distribution on July 20, 2006 to be paid on August 14, 2006 to unitholders of record at the close of business on August 4, 2006.

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

Distributions we made to our affiliate owners prior to our initial public offering are as follows (in thousands):

Date Distribution Paid	Amount
2005
January	$125,795
February	13,000
April	81,500
May	32,000
June	162,000
November	7,000
December	34,621

Total	$455,916

2006
January	$74
February	522,194

Total	$522,268

Distributions made subsequent to our initial public offering are as follows (in thousands, except per unit amounts):

Payment Date	Distribution Amount	Common Units	General Partner	Total
05/15/06 (a)	$0.20800	$13,031	$1	$13,032
08/14/06 (b)	0.22000	13,782	1	13,783

Total	$0.42800	$26,813	$2	$26,815

(a)	MGG GP declared a cash distribution of $0.208 associated with the first quarter. The distribution paid to our public unitholders for that quarter was prorated for the 45-days that we were a public entity, or $0.104 per unit.
(b)	MGG GP declared this cash distribution on July 20, 2006 to be paid on August 14, 2006 to unitholders of record at the close of business on August 4, 2006.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total distributions paid to outside and affiliate owners by us and MMP are determined as follows (in thousands):

	Six Months Ended June 30,
	2005	2006
Cash distributions paid by MMP	$74,109	$100,665
Less:
Distributions paid by MMP to its general partner	11,979	26,507
Distributions paid by MMP to us on limited partner units	5,034	—

Distributions paid by MMP to outside owners	57,096	74,158
Distributions we paid to our affiliate owners before we became a public company	414,295	522,268
Distributions paid after we became a public company	—	13,032

Total distributions	$471,391	$609,458

16. Subsequent Events

On July 20, 2006, MGG GP’s board of directors declared a cash distribution of $0.22 per MGG limited partner unit to be paid on August 14, 2006 to unitholders of record as of August 4, 2006. On July 20, 2006, Magellan GP, LLC’s board of directors declared a cash distribution of $0.5775 per MMP limited partner unit to be paid on August 14, 2006 to MMP unitholders of record as of August 4, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We own and control Magellan GP, LLC, which is the general partner of Magellan Midstream Partners, L.P. (“MMP”), a publicly traded limited partnership. MMP is principally engaged in the transportation, storage and distribution of refined petroleum products. Our only cash-generating asset is our ownership interest in MMP’s general partner, which owns the following:

•	the general partner interest in MMP, which currently entitles us to receive 2% of the cash distributed by MMP; and

•	100% of the incentive distribution rights in MMP, which entitle us to receive increasing percentages, up to a maximum of 48%, of any incremental cash distributed per limited partner unit by MMP as certain target distribution levels are reached in excess of $0.289 per MMP unit in any quarter.

Since we own and control Magellan GP, LLC, we reflect our ownership interest in MMP on a consolidated basis, which means that our financial results are combined with Magellan GP, LLC’s and MMP’s financial results. The publicly held limited partner interests in MMP are reflected as minority interest expense in our consolidated statements of income and as minority interests of subsidiary on our consolidated balance sheets. We currently have no separate operating activities apart from those conducted by MMP, and our cash available for distribution is derived solely from cash distributions from MMP.

Our consolidated financial statements do not differ materially from those of MMP. Accordingly, the following discussion of our financial position and results of operations primarily reflects the financial position and results of operations of MMP. Please read this discussion and analysis in conjunction with: (i) our accompanying interim consolidated financial statements and related notes and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Developments

Distribution. On July 20, 2006, MMP’s general partner declared a quarterly distribution of $0.5775 per MMP limited partner unit associated with the second quarter of 2006, representing a 2% increase versus the first quarter 2006 declared distribution. Based on the second quarter MMP declared distribution, we will receive $14.5 million related to our ownership of the general partner interest and our indirect ownership of the incentive distribution rights in MMP. As a result, our general partner declared a quarterly distribution of $0.22 for each of our limited partner units also associated with the second quarter of 2006, which is 6% higher than our first quarter 2006 distribution and 13% higher than the $0.195 per unit initial quarterly distribution reflected in our prospectus as filed with the Securities and Exchange Commission on Form S-1 on February 9, 2006. We intend to pay the quarterly distribution on August 14, 2006 to unitholders of record on August 4, 2006.

Assuming no additional equity issuances by MMP during 2006, the percentage increase in cash distributions made to us by MMP for the 2006 fiscal year will be 2.9 times greater than the percentage increase in the cash distributions made by MMP to its limited partners during the year. Assuming MMP does not issue any additional limited partner units, the 2.9 multiplier will gradually decrease beyond 2006, as the distribution level from which the growth is measured will increase at a higher rate for us than for MMP’s limited partners.

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

Results of Operations

The results of our operations discussed below principally reflect the activities of MMP. Because our financial statements consolidate the results of MMP, our financial statements are substantially similar to MMP’s. The differences in our financial statements primarily include the following:

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

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2006

	Three Months Ended June 30,
	2005	2006
Financial Highlights (in millions)
Revenues:
Transportation and terminals revenues:
Petroleum products pipeline system	$98.1	$106.1
Petroleum products terminals	25.5	30.3
Ammonia pipeline system	3.5	3.4
Intersegment eliminations	(0.9)	(1.0)

Total transportation and terminals revenues	126.2	138.8
Product sales	129.5	172.8
Affiliate management fees	0.2	0.2

Total revenues	255.9	311.8
Operating and environmental expenses:
Petroleum products pipeline system	42.8	40.7
Petroleum products terminals	9.5	12.8
Ammonia pipeline system	2.0	3.0
Intersegment eliminations	(1.5)	(1.7)

Total operating and environmental expenses	52.8	54.8
Product purchases	122.3	154.9
Equity earnings	(0.8)	(0.9)

Operating margin	81.6	103.0
Depreciation and amortization	17.8	19.1
Affiliate G&A expenses	15.3	16.4

Operating profit	$48.5	$67.5

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.029	$1.078
Transportation barrels shipped (million barrels)	76.9	77.9
Petroleum products terminals:
Marine terminal facilities:
Average storage capacity utilized per month (million barrels)	16.7	18.8
Throughput (million barrels)	13.5	12.1
Inland terminals:
Throughput (million barrels)	28.9	30.3
Ammonia pipeline system:
Volume shipped (thousand tons)	186	162

Transportation and terminals revenues for the three months ended June 30, 2006 were $138.8 million compared to $126.2 million for the three months ended June 30, 2005, an increase of $12.6 million, or 10%. This increase primarily resulted from:

•	an increase in petroleum products pipeline system revenues of $8.0 million, or 8%, primarily related to additional gasoline volume shipments principally reflecting increased demand from MMP’s customers and an increase in the average transportation rate per barrel shipped. Additional ancillary fees for additive services further benefited the current quarter; and

•	an increase in petroleum products terminals revenues of $4.8 million, or 19%. Revenues increased at MMP’s marine terminals due to operating results from MMP’s Wilmington, Delaware marine terminal, which was acquired in September 2005, and expansion projects completed over the past year at MMP’s other marine terminals. MMP’s inland terminal revenues also increased due to record throughput volumes and higher additive fees.

Operating and environmental expenses combined were $54.8 million for the three months ended June 30, 2006 compared to $52.8 million for the three months ended June 30, 2005, an increase of $2.0 million, or 4%. By business segment, this variance was principally the result of:

•	a decrease in petroleum products pipeline system expenses of $2.1 million, or 5%, primarily attributable to higher product overages and lower environmental expense. Product overages, which reduce operating expenses, were higher in the 2006 quarter due to the sale of accumulated system overages and high commodity prices. Current quarter environmental expenses were lower due to a pipeline release during the 2005 period. These favorable variances were partially offset by expenses related to a $3.0 million non-cash impairment charge recognized in the current quarter related to one of MMP’s pipeline system terminals that may close in 2007, increased property taxes and higher integrity spending;

•	an increase in petroleum products terminals expenses of $3.3 million, or 35%. This increase was primarily related to expenses associated with MMP’s Wilmington marine terminal, which was acquired in September 2005, and higher power and maintenance expenses at its other terminals. The 2006 period also was impacted by the retirement of a storage tank that MMP plans to replace at one of its marine terminals; and

•	an increase in ammonia pipeline system expenses of $1.0 million, or 50%, primarily attributable to increased environmental expense accruals in the current quarter associated with an October 2004 release and higher system integrity costs. MMP expects the amount of system integrity spending to be significantly higher during 2006 due to the timing of high consequence area testing mandated by federal regulations.

Product sales revenues primarily result from MMP’s third-party product supply agreement, petroleum products blending operations and fractionating transmix. Revenues from product sales were $172.8 million for the three months ended June 30, 2006, while product purchases were $154.9 million, resulting in gross margin from these transactions of $17.9 million. The gross margin resulting from product sales and purchases for the 2006 period increased $10.7 million compared to gross margin for the 2005 period of $7.2 million, reflecting product sales for the three months ended June 30, 2005 of $129.5 million and product purchases of $122.3 million. The 2006 period benefited from higher petroleum products blending, product supply and fractionation margins per barrel as a result of high gasoline prices and increased volumes for MMP’s petroleum products blending and fractionation operations. MMP believes the gross margin it realizes on these activities could be substantially lower in future periods when refined petroleum product prices decrease or stabilize.

Operating margin increased $21.4 million, or 26%, primarily due to increased commodity margin principally attributable to high petroleum product prices, the results of expansion projects put in place over the past year and improved utilization of MMP’s assets.

Depreciation and amortization expense was $19.1 million for the three months ended June 30, 2006 compared to $17.8 million for the three months ended June 30, 2005, an increase of $1.3 million, or 7%. This increase is primarily related to MMP’s asset acquisitions and capital improvements over the past year and the acceleration of depreciation for its terminal automation systems that MMP is in the process of upgrading.

Affiliate G&A expenses were $16.4 million for the three months ended June 30, 2006 compared to $15.3 million for the three months ended June 30, 2005, an increase of $1.1 million, or 7%. This increase is primarily related to our incremental costs associated with being a public company since February 2006, higher bonus accruals and additional headcount as a result of MMP’s expansion projects.

Interest expense was relatively unchanged between periods at $13.4 million for the three months ended June 30, 2006 and $13.5 million for the three months ended June 30, 2005. Lower average debt balances during the current period were offset by higher average interest rates. The average consolidated debt outstanding, excluding fair value adjustments for interest rate hedges, decreased to $797.7 million during second-quarter 2006 from $935.8 million during second-quarter 2005 primarily due to the retirement of our term loan in December 2005. The weighted-average interest rate on consolidated borrowings, after giving effect to the impact of associated fair value hedges, increased to 6.8% for the 2006 period from 5.8% for the 2005 period primarily due to rising interest rates.

Interest income for the three-month period ended June 30, 2006 was $1.4 million compared to $2.5 million for the three-month period ended June 30, 2005, a decrease of $1.1 million, or 44%. The decline was primarily attributable to MMP’s lower cash balance and our lower imputed interest income recognized on smaller amounts owed to us by Williams associated with the May 2004 indemnification settlement. We will continue to recognize imputed interest income on amounts due from Williams until July 2007, when Williams is scheduled to have paid all amounts due under the indemnification settlement.

Minority interest expense was $42.2 million for the three months ended June 30, 2006 compared to $29.5 million for the three months ended June 30, 2005, an increase of $12.7 million, or 43%. This increase primarily related to MMP’s improved financial results. In addition, a slightly larger percentage of MMP’s limited partner units were owned by the public in the 2006 period. During second quarter 2006, the public owned all of MMP’s limited partner units compared to 97% on average during second quarter 2005.

The 2005 period included a $3.0 million write-off of unamortized debt placement costs related to our debt refinancing during second quarter 2005. This debt was repaid in February 2006.

Net income for the three months ended June 30, 2006 was $12.9 million compared to $4.5 million for the three months ended June 30, 2005, an increase of $8.4 million, or 187%.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2006

	Six Months Ended June 30,
	2005	2006
Financial Highlights (in millions)
Revenues:
Transportation and terminals revenues:
Petroleum products pipeline system	$183.7	$197.1
Petroleum products terminals	51.0	65.7
Ammonia pipeline system	6.2	8.2
Intersegment eliminations	(1.7)	(1.7)

Total transportation and terminals revenues	239.2	269.3
Product sales	275.0	321.7
Affiliate management fees	0.3	0.3

Total revenues	514.5	591.3
Operating and environmental expenses:
Petroleum products pipeline system	78.6	81.2
Petroleum products terminals	18.7	24.7
Ammonia pipeline system	3.8	5.2
Intersegment eliminations	(3.0)	(3.2)

Total operating and environmental expenses	98.1	107.9
Product purchases	253.6	288.5
Equity earnings	(1.3)	(1.7)

Operating margin	164.1	196.6
Depreciation and amortization	34.6	38.2
Affiliate G&A expenses	30.3	31.9

Operating profit	$99.2	$126.5

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.025	$1.054
Transportation barrels shipped (million barrels)	142.6	146.9
Petroleum products terminals:
Marine terminal facilities:
Average storage capacity utilized per month (million barrels)	16.6	18.9
Throughput (million barrels)	25.9	23.0
Inland terminals:
Throughput (million barrels)	55.0	58.0
Ammonia pipeline system:
Volume shipped (thousand tons)	338	378

Transportation and terminals revenues for the six months ended June 30, 2006 were $269.3 million compared to $239.2 million for the six months ended June 30, 2005, an increase of $30.1 million, or 13%. This increase was a result of:

•	an increase in petroleum products pipeline system revenues of $13.4 million, or 7%, primarily related to increased diesel fuel and gasoline shipments during the current period, principally reflecting increased demand from our customers, and an increase in the average transportation rate per barrel shipped . MMP also earned more ancillary revenues related to additive and terminal services during 2006;

•	an increase in petroleum products terminals revenues of $14.7 million, or 29%, primarily due to results from MMP’s Wilmington, Delaware marine terminal, which was acquired in September 2005, and the recognition of revenue during first-quarter 2006 related to a variable-rate terminalling agreement. Under this variable-rate terminalling agreement, MMP provided storage rental and throughput fees based on discounted rates plus a variable fee, which was based on a percentage of the net profits from certain trading activities conducted by MMP’s customer. During 2006, MMP recognized revenues of $6.4 million from the variable fee portion of the agreement once the customer’s trading profits were determinable at the end of the contract term, which expired January 31, 2006. Upon expiration of this agreement, MMP negotiated a similar agreement pursuant to which it will receive a share of any net trading profits above a specified amount but will not share in any net trading losses. MMP cannot predict what revenues, if any, it may realize from this variable-rate agreement.

Revenues also increased at MMP’s inland terminals due to higher additive fees and throughput volumes and at its marine terminals primarily due to expansion projects completed over the past year; and

•	an increase in ammonia pipeline system revenues of $2.0 million, or 32%, due to higher tariffs associated with MMP’s new transportation agreements, which became effective July 1, 2005, and increased volumes. Transportation volumes were primarily higher because 2005 volumes were negatively affected by planned maintenance work at a customer’s ammonia facilities and additional production in the 2006 period. Because natural gas prices were high in late 2005, MMP’s customers’ ammonia production was curtailed. In early 2006, natural gas prices moderated on a relative basis, and MMP’s customers increased production to make up some of their production shortfalls from the latter half of 2005.

Operating and environmental expenses combined were $107.9 million for the six months ended June 30, 2006 compared to $98.1 million for the six months ended June 30, 2005, an increase of $9.8 million, or 10%. By business segment, this increase was principally the result of:

•	an increase in petroleum products pipeline system expenses of $2.6 million, or 3%, primarily attributable to higher power costs, increased property taxes and expenses related to a $3.0 million non-cash impairment charge recognized in the current period related to one of MMP’s pipeline system terminals that may close in 2007. These increases were partially offset by more favorable product overages, due to high commodity prices and sales of accumulated system overages, which reduce operating expenses;

•	an increase in petroleum products terminals expenses of $6.0 million, or 32%. This increase was primarily related to expenses associated with MMP’s Wilmington marine terminal, which was acquired in September 2005, and higher power, personnel and maintenance expenses at MMP’s other terminals. The 2006 period also was impacted by the retirement of a storage tank that MMP plans to replace at one of its marine terminals; and

•	an increase in ammonia pipeline system expenses of $1.4 million, or 37%, primarily attributable to higher power costs resulting from additional shipments, increased environmental expenses and additional system integrity costs. MMP expects the amount of system integrity spending to be significantly higher during 2006 due to the timing of high consequence area testing mandated by federal regulations.

Product sales revenues primarily result from MMP’s third-party product supply agreement, petroleum products blending operations and fractionating transmix. Revenues from product sales were $321.7 million for the six months ended June 30, 2006, while product purchases were $288.5 million, resulting in gross margin from these transactions of $33.2 million. The gross margin resulting from product sales and purchases for the 2006 period increased $11.8 million compared to gross margin for the 2005 period of $21.4 million, reflecting product sales for the six months ended June 30, 2005 of $275.0 million and product purchases of $253.6 million. The gross margin increase in 2006 primarily resulted from the impact of high gasoline prices on MMP’s petroleum products blending, fractionation and product supply operations. MMP believes the gross margin on these activities could be substantially lower in future periods when refined petroleum product prices decrease or stabilize.

Operating margin increased $32.5 million, or 20%, primarily due to revenues from a variable-rate terminalling agreement, increased commodity margin due to high petroleum prices, incremental operating results from MMP’s recently-acquired Wilmington marine facility and improved utilization of its assets.

Depreciation and amortization expense was $38.2 million for the six months ended June 30, 2006 compared to $34.6 million for the six months ended June 30, 2005, an increase of $3.6 million, or 10%. This increase is primarily related to asset acquisitions and capital improvements over the past year and the acceleration of depreciation for MMP’s terminal automation systems that it is in the process of upgrading.

Affiliate G&A expenses were $31.9 million for the six months ended June 30, 2006 compared to $30.3 million for the six months ended June 30, 2005, an increase of $1.6 million, or 5%. This increase is primarily related to our incremental costs associated with being a public company since February 2006, higher bonus accruals and additional headcount as a result of MMP’s expansion projects.

Interest expense was $26.8 million for the six months ended June 30, 2006 and $28.1 million for the six months ended June 30, 2005, a decrease of $1.3 million, or 5%. Lower average debt balances during 2006 were partially offset by higher average interest rates. The average consolidated debt outstanding, excluding fair value adjustments for interest rate hedges, decreased to $807.4 million during 2006 from $980.2 million during 2005 primarily due to the retirement of our term loan in December 2005. The weighted-average interest rate on consolidated borrowings, after giving effect to the impact of associated fair value hedges, increased to 6.7% for the 2006 period from 5.7% for the 2005 period primarily due to rising interest rates.

Interest income for the six-month period ended June 30, 2006 was $2.9 million compared to $4.8 million for the six-month period ended June 30, 2005, a decrease of $1.9 million, or 40%. The decline was primarily attributable to MMP’s lower cash balance and our lower imputed interest income recognized on smaller amounts owed to us by Williams associated with the May 2004 indemnification settlement. We will continue to recognize imputed interest income on amounts due from Williams until July 2007, when Williams is scheduled to have paid all amounts due under the indemnification settlement.

Minority interest expense was $77.6 million for the six months ended June 30, 2006 compared to $59.8 million for the six months ended June 30, 2005, an increase of $17.8 million, or 30%. This increase primarily related to MMP’s improved financial results coupled with an increased percentage of MMP’s limited partner units being owned by the public in the 2006 period. During 2006, the public owned all of MMP’s limited partner units compared to 92% on average during the 2005 period.

The 2005 period included a $3.4 million write-off of unamortized debt placement costs related to our debt refinancings during first and second quarter 2005.

Net income for the six months ended June 30, 2006 was $23.7 million compared to $11.9 million for the six months ended June 30, 2005, an increase of $11.8 million, or 99%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities was $108.1 million and $82.7 million for the six months ended June 30, 2006 and 2005, respectively. The $25.4 million increase from 2005 to 2006 was primarily attributable to:

•	increased operating margin of $32.5 million;

•	changes in inventory values between 2005 and 2006, resulting in an increase in cash from operating activities of $4.3 million. Inventories consumed $13.2 million of cash in the 2005 period compared to $8.9 million in the 2006 period. The increase in inventories in the 2005 period principally reflects higher product prices in 2005 and higher levels of inventory to service MMP’s third-party supply agreement. The increase in inventories in the 2006 period was primarily due to even higher product prices during the period; and

•	a decrease in accrued product shortages of $7.5 million. At the end of 2004, MMP was in a product shortage position which had a value of $7.5 million. During 2005, MMP experienced product overages, which eliminated that shortage, resulting in a use of cash for the 2005 period of $7.5 million. During 2006, MMP has continued to be in a product overage position.

These increases were partially offset by a decrease in accrued product purchases of $18.2 million in 2006 compared to an increase in 2005 of $2.3 million, which resulted in a $20.5 million decrease in cash from operating activities between the periods. The decrease is primarily due to the timing of invoices received from MMP’s suppliers.

Net cash provided (used) by investing activities for the six months ended June 30, 2006 and 2005 was ($62.6) million and $49.5 million, respectively. During 2006, MMP spent $67.1 million for capital expenditures versus $34.5 million in 2005. Of these amounts, total maintenance capital spending before indemnifications and reimbursements was $12.2 million and $9.3 million during the six months ended June 30, 2006 and 2005, respectively. In 2005, sales of marketable securities by us and MMP, net of purchases, generated $108.1 million of cash. In addition, in 2005 we established a defeasance account of $24.2 million of restricted cash to fund certain obligations to MMP. Please see Capital Requirements below for further discussion of capital expenditures as well as maintenance capital amounts net of indemnifications.

Net cash used by financing activities for the six months ended June 30, 2006 and 2005 was $81.3 million and $49.2 million. Cash used during 2006 primarily reflects $535.3 million of distributions by us to our owners and $74.2 million of distributions by MMP to its owners other than us, partially offset by $506.7 million of net proceeds from our initial public offering. Borrowings under revolving credit facilities of $138.8 million and affiliate capital contributions of $9.6 million more than offset revolver payments of $126.6 million. Cash used during 2005 primarily reflects $414.3 million of distributions by us to our owners and $57.1 million of distributions by MMP to its owners other than us, partially offset by $400.2 million of net proceeds from the sale of a portion of the MMP limited partner units we owned and net borrowings under long-term notes of $25.0 million.

MMP’s general partner declared a quarterly distribution of $0.5775 per MMP limited partner unit associated with the second quarter of 2006. Based on this declared distribution, we will receive $14.5 million related to our ownership of the general partner interest and incentive distribution rights in MMP. As a result, our general partner declared an initial quarterly distribution of $0.22 for each of our limited partner units also associated with the second quarter of 2006. The total distribution to be paid on our 62.6 million outstanding limited partner units will be $13.8 million. If we continue to pay cash distributions at this current level and the number of outstanding units remains the same, we will pay total cash distributions of $55.1 million on an annual basis.

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

During second-quarter 2006, MMP spent maintenance capital of $7.8 million, excluding $0.8 million of spending on environmental projects that would have been covered by indemnifications settled in May 2004. Through June 30, 2006, MMP has spent maintenance capital of $10.7 million, excluding $1.5 million of spending on environmental projects that would have been covered by the May 2004 indemnification settlement. Including the $20.0 million payment received from Williams on July 1, 2006, MMP has received $82.5 million to date under this settlement agreement. Please see Environmental below for additional discussion of this indemnification settlement.

For 2006, MMP expects to incur maintenance capital expenditures for its existing businesses of approximately $30.0 million, excluding the following:

•	$7.0 million for environmental projects that would have been covered by the indemnifications discussed above; and

•	$2.0 million for which MMP expects to be reimbursed from insurance proceeds for the replacement of docks at its Marrero, Louisiana marine terminal. These docks remain operational but were damaged by Hurricane Katrina in third-quarter 2005, and MMP is in the process of replacing them.

In addition to maintenance capital expenditures, MMP also incurs expansion capital expenditures at its existing facilities. For the three and six months ended June 30, 2006, MMP spent cash of $34.0 million and $54.9 million, respectively, for organic growth projects. Based on projects currently underway or in advanced stages of development, MMP currently plans to spend approximately $175.0 million on organic growth capital during 2006, excluding future acquisitions, and approximately $80.0 million during 2007 to complete these projects.

Liquidity

As of June 30, 2006, total debt reported on our consolidated balance sheet was $804.7 million, as described below. The difference between this amount and the $812.1 million face value of MMP’s outstanding debt, which is included in our consolidated financial statements, is due to adjustments associated with fair value hedges, unamortized discounts on its debt issuances, and the unamortized fair value adjustments to MMP’s debt for the step-up accounting treatment we recorded when we acquired general and limited partner interests in MMP during 2003.

Our Debt

Affiliate note payable. In February 2006, we entered into a $5.0 million revolving credit facility with MGG Midstream Holdings, L.P., owner of our general partner, as the lender. The facility is available exclusively to fund our working capital borrowings. The borrowings under the facility mature on December 31, 2006 and bear interest at LIBOR plus 2.0%. We pay a commitment fee to MGG Midstream Holdings, L.P. on the unused portion of the working capital facility of 0.3% annually. As of June 30, 2006, no amounts were outstanding under this credit facility.

Debt of MMP

Magellan Pipeline Notes. In connection with the long-term financing of MMP’s acquisition of Magellan Pipeline, MMP and Magellan Pipeline entered into a note purchase agreement on October 1, 2002. As of June 30, 2006, $286.9 million of senior notes were outstanding pursuant to this agreement The maturity date of these notes is October 7, 2007, with a scheduled prepayment equal to 5% of the outstanding balance on October 7, 2006. MMP guarantees payment of interest and principal by Magellan Pipeline. The notes are unsecured except for cash deposited monthly by Magellan Pipeline into a cash escrow account in anticipation of semi-annual interest payments. The weighted-average interest rate for the senior notes, including the impact of the swap of $250.0 million of the notes from fixed-rate to floating-rate debt and the effect of the amortization of the fair value adjustment on long-term debt, was 8.0% at June 30, 2006.

Revolving Credit Facility. In May 2006, MMP amended and restated its revolving credit facility to increase the borrowing capacity of the facility from $175.0 million to $400.0 million. In addition, the maturity of the facility was extended to May 2011, and the interest rate on borrowings under the facility was reduced from LIBOR plus a spread ranging from 0.6% to 1.5% based on MMP’s credit ratings to LIBOR plus a spread that ranges from 0.3% to 0.8% based on MMP’s credit ratings and amounts outstanding under the facility. Borrowings under this credit facility remain unsecured. As of June 30, 2006, $25.2 million was outstanding under this facility, and $1.1 million of the facility was obligated for letters of credit. The obligations for letters of credit are not reflected as debt on our consolidated balance sheets. As of June 30, 2006, the weighted-average interest rate on borrowings outstanding under this facility was 5.7%.

6.45% Senior Notes due 2014. On May 25, 2004, MMP sold $250.0 million of 6.45% senior notes due 2014 in an underwritten public offering at 99.8% of par. MMP received proceeds after underwriters’ fees and expenses of approximately $246.9 million. Including the impact of pre-issuance hedges associated with these notes, the effective interest rate on these notes at June 30, 2006 was 6.3%.

5.65% Senior Notes due 2016. On October 15, 2004, MMP sold $250.0 million of 5.65% senior notes due 2016 in an underwritten public offering as part of the long-term financing of the pipeline system assets MMP acquired in October 2004. The notes were issued at 99.9% of par, and MMP received proceeds after underwriters’ fees and expenses of approximately $247.6 million. Including the impact of pre-issuance hedges associated with these notes and the swap of $100.0 million of the notes from fixed-rate to floating-rate, the weighted-average interest rate on the notes at June 30, 2006 was 6.1%.

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

Interest Rate Derivatives. MMP utilizes derivatives to manage interest rate risk. In conjunction with existing debt instruments, MMP was engaged in the following derivative transactions as of June 30, 2006:

•	In October 2004, MMP entered into a $100.0 million interest rate swap agreement to hedge against changes in the fair value of a portion of MMP’s 5.65% senior notes due 2016. This agreement effectively changes the interest rate on $100.0 million of those notes to a floating rate of six-month LIBOR plus 0.6%, with LIBOR set in arrears. This swap agreement expires on October 15, 2016, the maturity date of the 5.65% senior notes; and

•	In May 2004, MMP entered into $250.0 million of interest rate swap agreements to hedge against changes in the fair value of a portion of the Magellan Pipeline senior notes. These agreements effectively change the interest rate on $250.0 million of the senior notes from a fixed rate of 7.7% to a floating rate of six-month LIBOR plus 3.4%, with LIBOR set in arrears. These swap agreements expire on October 7, 2007, the maturity date of the Magellan Pipeline senior notes.

Credit Ratings. MMP’s current credit ratings are BBB by Standard and Poor’s and Baa3 by Moody’s Investor Services. We do not currently have and are not currently intending to obtain a credit rating by any of the rating agencies.

Environmental

Various governmental authorities in the jurisdictions in which MMP conducts its operations subject it to environmental laws and regulations. MMP has accrued liabilities for estimated site restoration costs to be incurred in the future at its facilities and properties, including liabilities for environmental remediation obligations at various sites where MMP has been identified as a possible responsible party. Under its accounting policies, MMP records liabilities when site restoration and environmental remediation obligations are either known or considered probable and can be reasonably estimated. The amounts MMP has recorded as environmental liabilities are based on management’s judgments and assumptions and it is possible that these amounts could change materially in the future.

Prior to May 2004, Williams provided indemnifications to MMP for assets MMP had acquired from Williams. In May 2004, we and MMP entered into an agreement with Williams under which Williams agreed to pay MMP $117.5 million to release Williams from those indemnification obligations. Including the $20.0 million payment received from Williams on July 1, 2006, MMP has received $82.5 million pursuant to this agreement and expects to receive the remaining balance of $35.0 million on July 1, 2007. As of June 30, 2006, known liabilities that would have been covered by these indemnifications were $39.9 million. In addition, MMP has spent $23.6 million through June 30, 2006 that would have been covered by these indemnifications, including $8.3 million of capital costs.

At the time of our investment in MMP, we assumed obligations to indemnify MMP for $21.9 million of known environmental liabilities. Our remaining indemnification obligation on June 30, 2006 was $4.7 million. We have entered into a reimbursement agreement under which MGG Midstream Holdings, L.P. will reimburse us for our obligations to indemnify MMP for these environmental liabilities.

In July 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act (the “Act”) served an information request to a former affiliate with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on Magellan Pipeline, which MMP subsequently acquired in April 2002. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The

EPA further indicated that some of those spills may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. MMP has submitted all information requested to date. MMP responded to the March 2004 information request in a timely manner and has entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. MMP has accrued an amount that is less than $22.0 million associated with this matter. Due to the uncertainties described above, it is reasonably possible that the amounts MMP has recorded for this environmental liability could change in the near term. Management is unable to determine with any accuracy what those amounts could be and they could be material to our results of operations or cash flows.

Other Items

Pipeline tariff increase. The Federal Energy Regulatory Commission (“FERC”) regulates the rates charged on interstate common carrier pipeline operations primarily through an index methodology, which establishes the maximum amount by which tariffs can be adjusted. The FERC reviews this approved methodology on a periodic basis. Until recently, the annual adjustment was equal to the annual change in the producer price index for finished goods (“PPI-FG”). During March 2006, the FERC approved the methodology of PPI-FG plus 1.3% for the annual adjustment related to the next five year period, commencing July 1, 2006. Based on an actual annual change in PPI-FG of approximately 4.8%, the July 1, 2006 adjustment would result in a tariff increase of approximately 6.1% on that date. MMP increased virtually all of its published tariffs by the allowed adjustment of approximately 6.1% effective July 1, 2006.

Galena Park marine terminal expansion. During late 2005 and early 2006, MMP executed a series of long-term terminalling agreements with several customers pursuant to which it will construct 30 new storage tanks at its Galena Park, Texas marine terminal. Tank construction has begun and MMP expects the new tanks to be placed into service during the latter half of 2006 and 2007. MMP believes these new agreements will significantly contribute to its results of operations and cash flows once construction is complete and the 30 new tanks have been placed into service.

Unrecognized product gains. MMP’s operations generate product overages and shortages. When MMP experiences net product shortages, it recognizes expense for those losses in the period in which they occur. When MMP experiences product overages, it has product on hand for which MMP has no cost basis. Therefore, these overages are not recognized in our or MMP’s financial statements until the associated barrels are either sold or are used to offset product losses. The net product overages for MMP’s operations had a market value of approximately $8.8 million as of June 30, 2006. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time associated barrels are either sold or used to offset future product losses.

State tax issues. Texas legislators recently passed a law that, without amendment, will impose a partnership-level tax beginning in 2007 based on the financial results of its assets operating within the state of Texas. While MMP currently expects its tax obligation to be less than $3.0 million per year, this tax will impact the amount of cash available for MMP to pay as distributions to its unitholders, including us. If other states create a similar tax, the impact could be material to MMP’s results of operations or cash flows.

Affiliate transactions. In June 2003, we entered into a services agreement with MMP pursuant to which we agreed to provide the employees necessary to conduct MMP’s operations. MMP reimbursed us for all payroll and benefit costs we incurred through December 24, 2005, subject to our G&A expense limitation agreement with MMP. On December 24, 2005, all of our employees were transferred to our general partner and our services agreement with MMP was terminated and a new services agreement between MMP and our general partner was executed. As a result, MMP now reimburses our general partner for those costs. Also in June 2003, we entered into an agreement with MMP whereby we agreed to reimburse MMP for G&A expenses (excluding equity-based compensation) in excess of a defined G&A cap. We were required to reimburse G&A costs to MMP of $0.6 million and $1.0 million for the three and six months ended June 30, 2006, respectively, and $0.6 million and $1.6 million for the three and six months ended June 30, 2005, respectively.

In December 2005, we entered into an agreement with MGG Midstream Holdings, L.P., the owner of our general partner, pursuant to which it will reimburse us for:

•	any amounts we pay to MMP pursuant to our indemnity obligations related to certain of its environmental liabilities we assumed at the time of our investment in MMP;

•	any amounts we pay to MMP pursuant to our obligation to reimburse it for certain G&A expenses; and

•	any expenses incurred but not paid that relate to the period prior to the closing of our initial public offering.

MGG Midstream Holdings, L.P. initially escrowed $20.3 million, which we believe will be sufficient to satisfy its obligations to us under this reimbursement agreement. Through June 30, 2006, MGG Midstream Holdings, L.P. has reimbursed us $5.4 million under this agreement.

In March 2004, MMP acquired a 50% ownership interest in a crude oil pipeline company. MMP earns a fee to operate this pipeline which was $0.3 million for both the six months ended June 30, 2006 and 2005. MMP reports these fees as affiliate management fee revenue.

Related party transactions. We are partially owned by an affiliate of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”). Two members of the eight-member board of directors for both our general partner and MMP’s general partner are nominees of CRF. On January 25, 2005, affiliates of CRF acquired general and limited partner interests in SemGroup, L.P. (“SemGroup”). CRF’s total combined interest in SemGroup is approximately 30%. One of the members of the seven-member board of directors of SemGroup’s general partner is a nominee of CRF, with three votes on that board.

MMP is a party to a number of transactions with SemGroup and its affiliates. For the three and six months ended June 30, 2006, MMP recognized revenues from SemGroup related to the sale of petroleum products of $32.9 million and $61.1 million, respectively; terminalling and other services of $1.4 million and $3.0 million, respectively; and leased storage tanks of $0.9 million and $1.7 million, respectively. For the three months ended June 30, 2005 and the period from January 25, 2005 through June 30, 2005, MMP recognized revenues from SemGroup related to the sale of petroleum products of $25.1 million and $50.9 million, respectively; terminalling and other services of $1.5 million and $2.7 million, respectively; and leased storage tanks of $0.8 million and $1.2 million, respectively. MMP also provides common carrier transportation services to SemGroup.

Additionally, during the three and six months ended June 30, 2006, MMP recognized product purchases from SemGroup of $9.8 million and $20.8 million, respectively, and expenses for leased storage tanks of $0.3 million and $0.5 million, respectively. During the three months ended June 30, 2005 and the period from January 25, 2005 through June 30, 2006, MMP recognized product purchases from SemGroup of $13.7 million and $33.5 million, respectively, and expenses for leased storage tanks of $0.3 million and $0.5 million, respectively.

In February 2006, MMP signed an agreement with an affiliate of SemGroup under which MMP agreed to construct two 200,000 barrel tanks on its property at El Dorado, Kansas, to sell these tanks to SemGroup’s affiliate and to lease these tanks back for a 10-year period. Through June 30, 2006, MMP has received $4.0 million associated with this transaction from SemGroup’s affiliate, which was reported as prepaid construction costs from related party on our consolidated statements of cash flows. In conjunction with this agreement, MMP received a three-year throughput commitment from SemGroup.

As of June 30, 2006, MMP had recognized a receivable of $2.4 million from and a payable of $3.1 million to SemGroup and its affiliates.

During the second quarter of 2006, an affiliate of CRF announced that it, along with a group of other investors, made an offer to acquire Kinder Morgan, Inc. Among other assets, Kinder Morgan, Inc. owns the general partner interest of Kinder Morgan Energy Partners, L.P., a publicly traded partnership engaged in the transportation and distribution of petroleum products and natural gas that is an MMP customer and competes with MMP in various markets that it serves. Once this acquisition is complete, all transactions between MMP and Kinder Morgan, Inc. and its affiliates will become related party transactions.

CRF also has an ownership interest in the general partner of Buckeye Partners, L.P. (“Buckeye”). MMP does not have a significant relationship with Buckeye and does not have extensive operations in the geographic areas primarily served by Buckeye.

The boards of directors of our general partner and MMP’s general partner have adopted a policy to address board of director conflicts of interests. In compliance with this policy, CRF has adopted procedures internally to assure that our and MMP’s proprietary and confidential information is protected from disclosure to competing companies in which CRF owns an interest. As part of these procedures, none of the nominees of CRF will serve on the board of directors for our or MMP’s general partner and on the boards of directors of competing companies in which CRF owns an interest.

Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, we receive 50% of any incremental cash distributions per limited partner unit. The executive officers of our general partner and MMP’s general partner collectively own approximately 6.0% of MGG Midstream Holdings, L.P., which owns our general partner and approximately 65% of our limited partner units, and therefore also indirectly benefit from these distributions. Assuming MMP has sufficient available cash to continue to pay distributions on all of its outstanding units for four quarters at its current quarterly distribution level of $0.5775 per unit, we would receive distributions of approximately $58.0 million in 2006 on our combined 2% general partner interest and incentive distribution rights.

NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements during the three months ended June 30, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MMP may be exposed to market risk through changes in commodity prices and interest rates. MMP has established policies to monitor and control these market risks. MMP also enters into derivative agreements to help manage its exposure to commodity price and interest rate risks.

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which MMP is exposed is interest rate risk. As of June 30, 2006, MMP had $25.2 million outstanding on its variable rate revolving credit facility. MMP had no other variable rate debt outstanding; however, because of certain interest rate swap agreements discussed below, MMP is exposed to interest rate market risk on an additional $350.0 million of its debt. Considering these interest rate swap agreements and the amount outstanding on its revolving credit facility as of June 30, 2006, MMP’s annual interest expense would change by $0.9 million if LIBOR were to change by 0.25%.

During May 2004, MMP entered into four separate interest rate swap agreements to hedge against changes in the fair value of a portion of the Magellan Pipeline notes. MMP has accounted for these interest rate hedges as fair value hedges. The notional amounts of the interest rate swap agreements total $250.0 million. Under the terms of the agreements, MMP receives 7.7% (the interest rate on the Magellan Pipeline notes) and pays LIBOR plus 3.4%. These hedges effectively convert $250.0 million of MMP’s fixed-rate debt to floating-rate debt. The interest rate swap agreements began on May 25, 2004 and expire on October 7, 2007. Payments settle in April and October of each year with LIBOR set in arrears.

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

As of June 30, 2006, MMP had entered into futures contracts, qualifying as normal purchases, for the purchase of approximately 0.2 million barrels of petroleum products. The notional value of these agreements, with maturities from September 2006 through November 2006, was approximately $17.8 million.

As of June 30, 2006, MMP had entered into futures contracts, qualifying as normal sales, for the sale of approximately 0.7 million barrels of petroleum products. The notional value of these agreements, with maturities from July 2006 through December 2006, was approximately $60.5 million.

In February 2006, MMP entered into a forward sales contract for 0.1 million barrels of gasoline related to activities from its petroleum products blending operations. These barrels will be sold at the Platts average price during September 2006. Concurrently, MMP entered into three derivative swap contracts to hedge against price changes associated with the sale of that product, in which MMP agreed to buy 0.1 million barrels of gasoline at the Platts average price in September 2006 and sell 0.1 million barrels of gasoline at the fixed price of $77.28 per barrel. MMP’s objective in entering into this derivative was to lock in a gross margin on the expected sale of 0.1 million barrels of gasoline in September 2006. The fair value of these hedging instruments at June 30, 2006 was $(1.0) million, which was recorded to other current liabilities and other comprehensive income.

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

Our management, including our general partner’s Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls over financial reporting (“internal controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our disclosure controls and internal controls and make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as systems change and conditions warrant. There have been no substantial changes in our internal controls since December 31, 2005.

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

The following are among the important factors that could cause future results to differ materially from actual results or from any projected, forecasted, estimated or budgeted amounts which we have discussed in this report:

•	our ability to pay distributions to our unitholders;

•	our expected receipt of distributions from MMP;

•	price fluctuations for natural gas liquids and refined petroleum products;

•	overall demand for natural gas liquids, refined petroleum products, natural gas, oil and ammonia in the United States;

•	weather patterns materially different than historical trends;

•	development of alternative energy sources;

•	changes in demand for storage in MMP’s petroleum products terminals;

•	changes in supply patterns for MMP’s marine terminals due to geopolitical events;

•	our and MMP’s ability to manage interest rate and commodity price exposures;

•	MMP’s ability to satisfy its product purchase obligations at historical purchase terms;

•	changes in MMP’s tariff rates implemented by the Federal Energy Regulatory Commission, the United States Surface Transportation Board and state regulatory agencies;

•	shut-downs or cutbacks at major refineries, petrochemical plants, ammonia production facilities or other businesses that use or supply MMP’s services;

•	changes in the throughput or interruption in service on petroleum products pipelines owned and operated by third parties and connected to MMP’s petroleum products terminals or petroleum products pipeline system;

•	loss of one or more of MMP’s three customers on its ammonia pipeline system;

•	an increase in the competition MMP’s operations encounter;

•	the occurrence of an operational hazard or unforeseen interruption for which MMP is not adequately insured;

•	the treatment of us or MMP as a corporation for federal income tax purposes or if we or MMP become subject to entity-level taxation for state tax purposes;

•	MMP’s ability to make and integrate acquisitions and successfully complete its business strategy;

•	changes in general economic conditions in the United States;

•	changes in laws or regulations to which we and MMP are subject, including tax withholding issues, safety, environmental and employment laws and regulations;

•	the cost and effects of legal and administrative claims and proceedings against us or MMP and its subsidiaries;

•	the amount of MMP’s indebtedness, which could make MMP vulnerable to general adverse economic and industry conditions, limit MMP’s ability to borrow additional funds, place MMP at competitive disadvantages compared to its competitors that have less debt or could have other adverse consequences;

•	MGG Midstream Holdings, L.P.’s term loan could restrict our ability to issue debt;

•	a change of control of MMP’s general partner, which could, under certain circumstances, result in MMP’s debt or the debt of its subsidiaries becoming due and payable;

•	the condition of the capital markets in the United States;

•	the effect of changes in accounting policies;

•	the potential that our and MMP’s internal controls may not be adequate, weaknesses may be discovered or remediation of any identified weaknesses may not be successful and the impact these could have on our unit price;

•	the ability of third parties to pay the amounts owed to MMP under indemnification agreements;

•	conflicts of interests between us, our general partner, MMP, MMP’s general partner and related parties;

•	the ability of our general partner or MMP’s general partner and its affiliates or related parties to enter into certain agreements which could negatively impact our or MMP’s financial position, results of operations and cash flows;

•	supply disruption; and

•	global and domestic economic repercussions from terrorist activities and the government’s response thereto.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2001, the EPA, pursuant to Section 308 of the Act served an information request to a former affiliate with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on Magellan Pipeline, which MMP subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. MMP responded to the March 2004 information request in a timely manner and has entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. MMP has accrued an amount for this matter based on its best estimates that is less than $22.0 million. Due to the uncertainties described above, it is reasonably possible that the amounts MMP has recorded for this environmental liability could change in the near term. Management is unable to determine with any accuracy what those amounts could be and they could be material to our results of operations and cash flows.

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

During the first quarter of 2006, MMP experienced a product release involving approximately 3,200 barrels of gasoline from its petroleum products pipeline near Independence, Kansas. Management can provide no assurances that MMP will not be assessed civil or other statutory penalties of $100,000 or more by the EPA or other regulatory agencies associated with this release.

We and MMP are parties to various legal actions that have arisen in the ordinary course of our business. We do not believe that the resolution of these matters will have a material adverse effect on our financial condition or results of operations.

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

Other risk factors to consider are as follows:

Tax Risks to Common Unitholders

If the Internal Revenue Service contests the federal income tax positions we or MMP take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

The Internal Revenue Service (“IRS”) has made no determination as to our or MMP’s status as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the conclusions of our counsel or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of our counsel’s conclusions or positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

Our unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, our unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they receive no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that result from that income.

Tax gain or loss on disposition of our common units could be more or less than expected.

If our unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Prior distributions to our unitholders in excess of the total net taxable income they were allocated for a common unit, which decreased their tax basis in that common unit, will, in effect, become taxable income to our unitholders if the common unit is sold at a price greater than their tax basis in that common unit, even if the price they receive is less than their original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income. In addition, if our unitholders sell their units, they may incur a tax liability in excess of the amount of cash received from the sale.

Tax-exempt entities and foreign persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income. Tax exempt entities or foreign persons should consult their tax advisor before investing in our common units.

We will treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we will adopt depreciation and amortization positions that may not conform to all aspects of existing treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns.

Our unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our common units.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which MMP does business or owns property, even if our unitholders do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. MMP currently owns assets and conducts business in 22 states, most of which impose a personal income tax. As MMP makes acquisitions or expands its business, it may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all United States federal, foreign, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units.

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us or MMP as a corporation or if we or MMP become subject to a material amount of entity-level taxation for state tax purposes, it would reduce the amount of cash available for distribution to our unitholders.

The anticipated after-tax economic benefit of an investment in our common units depends largely on MMP and us being treated as a partnership for federal income tax purposes. If we or MMP were treated as a corporation for federal income tax purposes, we and MMP would pay federal income tax on our respective taxable incomes at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us or MMP as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us or MMP as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Current law may change so as to cause us and/or MMP to be treated as a corporation for federal income tax purposes or otherwise subject us and/or MMP to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, MMP will be subject to a new entity level tax on the portion of its income that is generated in Texas beginning in MMP’s tax year ending in 2007. Specifically, the Texas margin tax will be imposed at a maximum effective rate of 0.7% of MMP’s gross income that is apportioned to Texas. Imposition of such a tax on MMP by Texas, or any other state, will reduce the cash available for distribution to its unitholders.

Our and MMP’s partnership agreement provide that if a law is enacted or existing law is modified or interpreted in a manner that subjects us or MMP to taxation as a corporation or otherwise subjects us or MMP to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us and MMP.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1	–	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

Exhibit 31.2	–	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial and accounting officer.

Exhibit 32.1	–	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

Exhibit 32.2	–	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

Exhibit 99.1	–	Magellan Midstream Holdings GP, LLC balance sheets as of December 31, 2005 and June 30, 2006 and notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma, on August 7, 2006.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

By:	Magellan Midstream Holdings GP, LLC
its General Partner

/s/ John D. Chandler
John D. Chandler
Chief Financial Officer
and Treasurer (Principal Accounting and
Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial and accounting officer.

32.1	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

32.2	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

99.1	Magellan Midstream Holdings GP, LLC balance sheets as of December 31, 2005 and June 30, 2006 and notes thereto.