Form 10-Q
period 2006-09-30
MAGELLAN MIDSTREAM HOLDINGS LP
filed 2006-11-06
CIK 1246263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 6, 2006, there were outstanding 62,646,551 common units.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Transportation and terminals revenues	$131,929	$144,956	$371,118	$414,212
Product sales revenues	182,129	171,762	457,089	493,464
Affiliate management fee revenue	167	173	501	518

Total revenues	314,225	316,891	828,708	908,194
Costs and expenses:
Operating expense	64,581	62,562	159,625	167,720
Environmental	6,942	8,522	9,914	11,261
Product purchases	160,500	169,741	414,159	458,193
Depreciation and amortization	18,335	19,019	52,910	57,250
Affiliate general and administrative	15,724	17,653	46,040	49,561

Total costs and expenses	266,082	277,497	682,648	743,985
Equity earnings	909	814	2,231	2,479

Operating profit	49,052	40,208	148,291	166,688
Interest expense	17,122	13,688	45,589	41,071
Interest income	(2,361)	(1,004)	(7,204)	(3,885)
Interest capitalized	(299)	(714)	(679)	(1,346)
Minority interest expense	35,666	26,833	95,513	104,430
Write-off of unamortized debt placement fees	—	—	3,408	—
Debt placement fee amortization	652	490	1,804	1,467
Other (income)/expense	(572)	—	(872)	358

Net income (loss)	$(1,156)	$915	$10,732	$24,593

Allocation of net income:
Portion applicable to ownership interests for the period before completion of initial public offering on February 15, 2006		$—		$5,886
Portion applicable to partners’ interests for the period after initial public offering		915		18,707

Net income		$915		$24,593

Allocation of net income (loss) applicable to partners’ interest for the period after initial public offering:
Limited partners’ interest		$884		$19,428
General partner’s interest		31		(721)

Net income		$915		$18,707

Basic and diluted net income per limited partner unit		$0.01		$0.31

Weighted average number of limited partner units outstanding used for basic and diluted net income per unit calculation		62,647		62,647

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2005	September 30, 2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,563	$1,036
Restricted cash	5,537	11,170
Accounts receivable (less allowance for doubtful accounts of $133 and $51 at December 31, 2005 and September 30, 2006, respectively)	49,373	58,269
Other accounts receivable	24,939	43,688
Affiliate accounts receivable	—	173
Inventory	78,155	91,965
Other current assets	6,124	8,597

Total current assets	200,691	214,898
Property, plant and equipment	2,282,489	2,374,107
Less: accumulated depreciation	315,621	365,549

Net property, plant and equipment	1,966,868	2,008,558
Equity investment	24,888	24,292
Long-term accounts receivable	39,516	7,351
Goodwill	12,387	11,990
Other intangibles (less accumulated amortization of $3,607 and $4,804 at December 31, 2005 and September 30, 2006, respectively)	10,221	9,023
Debt placement costs (less accumulated amortization of $4,989 and $6,456 at December 31, 2005 and September 30, 2006, respectively)	6,738	5,698
Other noncurrent assets	3,686	3,532

Total assets	$2,264,995	$2,285,342

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$25,829	$28,317
Affiliate accounts payable	119	—
Affiliate payroll and benefits	17,028	9,772
Accrued interest payable	9,628	22,641
Accrued taxes other than income	17,808	19,132
Environmental liabilities	30,840	33,118
Deferred revenue	17,522	19,218
Accrued product purchases	34,772	21,766
Current portion of long-term debt	14,345	14,345
Other current liabilities	19,017	36,914

Total current liabilities	186,908	205,223
Long-term debt	787,194	804,720
Long-term affiliate pension and benefits	18,015	18,615
Other deferred liabilities	66,087	65,941
Environmental liabilities	26,439	25,578
Minority interests of subsidiary	1,395,578	1,387,526
Commitments and contingencies
Partners’ deficit:
Partners’ deficit	(213,653)	(220,198)
Accumulated other comprehensive loss	(1,573)	(2,063)

Total partners’ deficit	(215,226)	(222,261)

Total liabilities and partners’ deficit	$2,264,995	$2,285,342

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2006
Operating Activities:
Net income	$10,732	$24,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,910	57,250
Debt placement fee amortization	1,804	1,467
Write-off of unamortized debt placement costs	3,408	—
Loss on sale and retirement of assets	10,043	6,158
Gain on derivative instruments	(594)	—
Equity earnings	(2,231)	(2,479)
Distributions from equity investments	2,150	3,075
Minority interest expense	95,513	104,430
Changes in components of operating assets and liabilities:
Accounts receivable and other accounts receivable	(5,683)	(27,645)
Inventory	114	(13,810)
Accounts payable	4,602	2,488
Accrued interest payable	12,615	13,013
Accrued taxes other than income	2,875	1,324
Affiliate payroll and benefits	(5,286)	(7,256)
Accrued product purchases	1,651	(13,006)
Long-term accounts receivable	17,273	32,165
Current and noncurrent environmental liabilities	(1,187)	1,417
Other current and noncurrent assets and liabilities	2,251	(2,419)

Net cash provided by operating activities	202,960	180,765
Investing Activities:
Purchases of marketable securities	(70,625)	—
Sales of marketable securities	178,677	—
Additions to property, plant and equipment	(62,723)	(105,597)
Proceeds from sale of assets	164	1,273
Acquisitions of businesses	(55,263)	—
Prepaid construction costs from related party	—	4,500
Establish defeasance account	(24,153)	—

Net cash used by investing activities	(33,923)	(99,824)

Financing Activities:
Distributions paid	(504,405)	(661,564)
Borrowings under revolver	—	225,600
Payments on revolver	—	(205,100)
Short-term borrowings	—	7,076
Borrowing under long-term notes	275,000	—
Payments on long-term notes	(250,000)	—
Borrowings on affiliate note	—	1,960
Payments on affiliate note	—	(1,960)
Debt placement costs	(3,079)	(427)
Capital contributions by affiliate	—	11,179
Sales of our limited partner units to public (less underwriters’ commissions and payment of offering costs)	—	506,751
Sales of MMP limited partner units to public (less underwriters’ commissions and payment of offering costs)	400,167	—
Other	48	17

Net cash used by financing activities	(82,269)	(116,468)

Change in cash and cash equivalents	86,768	(35,527)
Cash and cash equivalents at beginning of period	31,568	36,563

Cash and cash equivalents at end of period	$118,336	$1,036

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

We have no operating assets other than through our ownership interest in Magellan GP, LLC. Our ownership of Magellan GP, LLC gives us control of MMP as the limited partner interests of MMP (i) do not have the substantive ability to dissolve MMP, (ii) can remove Magellan GP, LLC as MMP’s general partner only with a supermajority vote of the MMP limited partner units and the MMP limited partner units which can be voted in such an election are restricted, and (iii) the MMP limited partners do not possess substantive participating rights in MMP’s operations. Therefore, our consolidated financial statements include the assets, liabilities and cash flows of Magellan GP, LLC and MMP.

In the opinion of management, our accompanying consolidated financial statements, which are unaudited except for the consolidated balance sheet as of December 31, 2005, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2006, the results of operations for the three and nine months ended September 30, 2005 and 2006 and cash flows for the nine months ended September 30, 2005 and 2006. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

On February 15, 2006, we completed an initial public offering of our limited partner units. The managing underwriters for this transaction were Citigroup Global Markets, Inc., Lehman Brothers, Inc., Goldman Sachs & Company and Wachovia Securities. In this transaction, we issued and sold 22.0 million of our limited partner units to the public, which represented 35% of our limited partner units. The other 40.6 million units, representing 65% of our limited partner units, are owned by MGG Midstream Holdings, L.P., which owns our general partner and which is principally owned by Madison Dearborn Capital Partners IV, L.P. and Carlyle/Riverstone Global Energy and Power Fund II, L.P.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We received gross proceeds of $539.0 million from the sale of 22.0 million limited partner units to the public at a price of $24.50 per unit. Net proceeds were $506.8 million, after underwriter commissions of $28.3 million, legal, accounting and other professional fees of $2.6 million and a structuring fee of $1.3 million. The net proceeds were distributed to MGG Midstream Holdings, L.P.

3.	Allocation of Net Income

The allocation of net income between the pre-initial public offering and post-initial public offering periods and the allocation of net income to our general partner and the limited partners in the post-initial offering period for three and nine months ended September 30, 2006 were as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Net income	$915	$24,593
Portion of net income applicable to ownership interests for the period before completion of initial public offering on February 15, 2006	—	5,886

Portion of net income applicable to partners’ interest for the period after initial public offering	$915	$18,707

Allocation of net income (loss) applicable to partners’ interest for the period after initial public offering:
Portion applicable to partners’ interest for the period after initial public offering	$915	$18,707
Direct charges (credits) to general partner:
Reimbursable general and administrative costs	(31)	723

Income before direct charges (credits) to general partner	884	19,430
General partner’s share of distributions	0.01%	0.01%

General partner’s allocated share of income before direct charges	—	2
Direct charges (credits) to general partner	(31)	723

Net income (loss) allocated to general partner	$31	$(721)

Portion of net income applicable to partners’ interest for the period after initial public offering	$915	$18,707
Less: net income (loss) allocated to general partner	31	(721)

Net income allocated to limited partners	$884	$19,428

Charges in excess of the general and administrative (“G&A”) expense cap represent G&A expenses charged against our income during each respective period for which we either have been or will be reimbursed under the terms of a reimbursement agreement with our general partner. Consequently, these amounts have been charged directly against our general partner’s allocation of net income. We record these reimbursements by our general partner as a capital contribution.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Comprehensive Income

A reconciliation of net income to comprehensive income is provided in the table below (in thousands). For additional information on all of MMP’s derivative instruments, see Note 12 – Derivative Financial Instruments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net income (loss)	$(1,156)	$915	$10,732	$24,593
Change in fair value of cash flow hedge	—	338	—	(648)
Amortization of net loss on cash flow hedges	53	53	158	158

Other comprehensive income (loss)	53	391	158	(490)

Comprehensive income (loss)	$(1,103)	$1,306	$10,890	$24,103

5.	Asset Impairment

In June 2006, MMP recorded a $3.0 million charge against the earnings of its petroleum products pipeline system segment associated with an impairment of its Menard, Illinois terminal, which MMP may close in 2007. The impairment charge is included in operating expenses on our consolidated statements of operations and in the tables included in the segment disclosures note below. An impairment review was initiated during MMP’s review of second quarter results, which included management’s reassessment of the system integrity costs that MMP would be required to incur on this terminal and the various probabilities of continuing to operate or close the facility. The carrying value of the Menard, Illinois terminal prior to the impairment was $3.6 million. The fair value of the terminal was determined using probability-weighted discounted cash flow techniques.

6.	Segment Disclosures

MMP’s reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different marketing strategies and business knowledge.

The non-generally accepted accounting principles measure of operating margin (in the aggregate and by segment) is presented in the following tables. The components of operating margin are computed by using amounts that are determined in accordance with generally accepted accounting principles (“GAAP”). A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the tables below. Management believes that investors benefit from having access to the same financial measures management uses to evaluate performance. Operating margin is an important measure of the economic performance of MMP’s core operations. This measure forms the basis of MMP’s internal financial reporting and is used by its management in deciding how to allocate capital resources between segments. Operating profit, alternatively, includes expense items, such as depreciation and amortization and affiliate G&A costs, that its management does not consider when evaluating the core profitability of an operation.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30, 2005
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$103,589	$25,358	$3,745	$(763)	$131,929
Product sales revenues	180,165	2,514	—	(550)	182,129
Affiliate management fee revenue	167	—	—	—	167

Total revenues	283,921	27,872	3,745	(1,313)	314,225
Operating expenses	53,798	10,054	2,221	(1,492)	64,581
Environmental	4,420	1,620	902	—	6,942
Product purchases	160,362	816	—	(678)	160,500
Equity earnings	(909)	—	—	—	(909)

Operating margin	66,250	15,382	622	857	83,111
Depreciation and amortization	12,620	4,587	271	857	18,335
Affiliate G&A	11,538	3,662	524	—	15,724

Segment profit	$42,092	$7,133	$(173)	$—	$49,052

	Three Months Ended September 30, 2006
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$111,393	$30,900	$3,517	$(854)	$144,956
Product sales revenues	166,452	5,310	—	—	171,762
Affiliate management fee revenue	173	—	—	—	173

Total revenues	278,018	36,210	3,517	(854)	316,891
Operating expenses	49,675	11,295	3,212	(1,620)	62,562
Environmental	7,574	(4)	952	—	8,522
Product purchases	167,275	2,595	—	(129)	169,741
Equity earnings	(814)	—	—	—	(814)

Operating margin	54,308	22,324	(647)	895	76,880
Depreciation and amortization	12,470	5,377	277	895	19,019
Affiliate G&A	12,650	4,435	568	—	17,653

Segment profit	$29,188	$12,512	$(1,492)	$—	$40,208

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30, 2005
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$287,252	$76,374	$9,952	$(2,460)	$371,118
Product sales revenues	449,124	8,925	—	(960)	457,089
Affiliate management fee revenue	501	—	—	—	501

Total revenues	736,877	85,299	9,952	(3,420)	828,708
Operating expenses	129,863	28,693	5,615	(4,546)	159,625
Environmental	6,950	1,710	1,254	—	9,914
Product purchases	412,009	3,491	—	(1,341)	414,159
Equity earnings	(2,231)	—	—	—	(2,231)

Operating margin	190,286	51,405	3,083	2,467	247,241
Depreciation and amortization	36,227	13,428	788	2,467	52,910
Affiliate G&A	33,492	10,949	1,599	—	46,040

Segment profit	$120,567	$27,028	$696	$—	$148,291

	Nine Months Ended September 30, 2006
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$308,477	$96,642	$11,666	$(2,573)	$414,212
Product sales revenues	478,841	14,623	—	—	493,464
Affiliate management fee revenue	518	—	—	—	518

Total revenues	787,836	111,265	11,666	(2,573)	908,194
Operating expenses	128,967	35,873	7,735	(4,855)	167,720
Environmental	9,488	122	1,651	—	11,261
Product purchases	450,291	8,288	—	(386)	458,193
Equity earnings	(2,479)	—	—	—	(2,479)

Operating margin	201,569	66,982	2,280	2,668	273,499
Depreciation and amortization	37,776	15,996	810	2,668	57,250
Affiliate G&A	35,536	12,343	1,682	—	49,561

Segment profit	$128,257	$38,643	$(212)	$—	$166,688

7.	Related Party Transactions

Affiliate Entity Transactions

In March 2004, MMP acquired a 50% ownership interest in Osage Pipe Line Company, LLC (“Osage Pipeline”). MMP is paid a management fee for operating the pipeline. Management fees from operating the Osage pipeline, which are reported as affiliate management fee revenue on our consolidated statements of operations, were $0.2 million during both the three months ended September 30, 2005 and 2006 and $0.5 million for both the nine months ended September 30, 2005 and 2006.

Until December 2005, we provided the employees necessary to conduct MMP’s operations and MMP reimbursed us for all payroll and benefit costs we incurred on its behalf, subject to our G&A expense limitation agreement with MMP. In December 2005, the employees necessary to conduct MMP’s operations were transferred to MGG GP and a new services agreement between MMP and MGG GP was executed. Consequently, MMP now reimburses MGG GP for the costs of employees necessary to conduct its operations. The affiliate payroll and benefits accruals associated with this agreement at December 31, 2005 and September 30, 2006

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were $17.0 million and $9.8 million, respectively. The long-term affiliate pension and benefits accruals associated with this agreement at December 31, 2005 and September 30, 2006 were $18.0 million and $18.6 million, respectively. MMP settles its affiliate payroll and payroll-related expenses and post-retirement benefit costs with MGG GP on a monthly basis and it settles its long-term pension liabilities through contributions to MGG GP’s pension funds. The following table summarizes affiliate costs and expenses which are reflected in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
MGG GP—allocated operating expenses	18,234	54,316
MGG GP—allocated G&A expenses	17,653	49,561

In June 2003, we agreed to reimburse MMP for G&A expenses (excluding equity-based compensation) in excess of a G&A cap as defined in MMP’s omnibus agreement. This agreement expires December 31, 2010. The amount of G&A costs that was required to be reimbursed to MMP was $1.0 million and $2.7 million for the three and nine months ended September 30, 2005, respectively, and $0.9 million for the nine months ended September 30, 2006. For the three months ended September 30, 2006, MMP’s G&A expenses were under the cap agreement and reimbursement was not required. The owner of our general partner reimburses us for the same amounts we reimburse to MMP for these excess G&A expenses. We record these reimbursements as a capital contribution by our general partner.

A former affiliate of MMP had indemnified MMP against certain environmental costs. In June 2003, we agreed to assume certain of these indemnified obligations to MMP. See Indemnification Obligation in Note 13—Commitments and Contingencies for additional discussion of this agreement.

On February 15, 2006, we entered into a $5.0 million revolving credit facility with MGG Midstream Holdings, L.P. as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility mature on December 31, 2006 and bear interest at LIBOR plus 2.0%. We pay a commitment fee to MGG Midstream Holdings, L.P. on the unused portion of the working capital facility of 0.3% annually. There were no borrowings outstanding under this facility as of September 30, 2006.

Other Related Party Transactions

We are partially owned by an affiliate of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”). As of September 30, 2006, two members of the seven-member board of directors for our general partner and two members of Magellan GP, LLC’s eight-member board of directors were nominees of CRF. The boards of directors for both our general partner and Magellan GP, LLC have adopted a Board of Directors Conflict of Interest Policy and Procedure. In compliance with this policy, CRF has adopted procedures internally to assure that our and MMP’s proprietary and confidential information is protected from disclosure to competing companies in which CRF owns an interest. As part of these procedures, none of the nominees of CRF will serve on our or Magellan GP, LLC’s boards of directors and on the boards of directors of competing companies in which CRF owns an interest.

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

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30,		Period From January 25, 2005 Through September 30, 2005	Nine Months Ended September 30, 2006
	2005	2006
Product sales revenues	$35.3	$39.0	$86.2	$100.1
Product purchases	12.2	10.9	45.7	31.7
Terminalling and other services revenues	1.6	0.7	4.2	3.7
Storage tank lease revenues	0.8	0.8	2.0	2.5
Storage tank lease expense	0.3	0.3	0.8	0.8

In addition to the above, MMP provides common carrier transportation services to SemGroup. As of December 31, 2005 and September 30, 2006, MMP had recognized a receivable of $6.2 million and $6.4 million, respectively, from and a payable of $6.1 million and $0.8 million, respectively, to SemGroup and its affiliates. The receivable is included with the accounts receivable amounts and the payable is included with the accounts payable amounts on our consolidated balance sheets.

In February 2006, MMP signed an agreement with an affiliate of SemGroup under which MMP agreed to construct two 200,000 barrel tanks on its property at El Dorado, Kansas, to sell these tanks to SemGroup’s affiliate and to lease these tanks back for a 10-year period. Through September 30, 2006, MMP had received $4.5 million associated with this transaction from SemGroup’s affiliate. We have reported these amounts as prepaid construction costs from related party on our consolidated statements of cash flows.

CRF also has an ownership interest in the general partner of Buckeye Partners, L.P. (“Buckeye”). During the three and nine months ended September 30, 2005, MMP’s operating expenses included $0.0 million and $0.3 million of costs MMP incurred with Norco Pipe Line Company, LLC, which is a subsidiary of Buckeye. MMP has incurred no operating expenses with Buckeye or its subsidiaries during 2006.

During May 2005, John P. DesBarres was appointed as an independent director of Magellan GP, LLC. Mr. DesBarres also serves as a board member for American Electric Power Company, Inc. (“AEPC”) of Columbus, Ohio. During the three months ended September 30, 2005, and for the period May 1, 2005, through September 30, 2005, MMP’s operating expenses included $0.7 million and $1.1 million, respectively, of costs that it incurred with Public Service Company of Oklahoma (“PSO”), a subsidiary of AEPC. During the three and nine months ended September 30, 2006, MMP’s operating expenses included $0.8 million and $2.3 million, respectively, of costs it incurred with PSO.

Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, Magellan GP, LLC receives 50% of any incremental cash distributed per limited partner unit. Because we own Magellan GP, LLC, we benefit from these distributions. As of September 30, 2006, the executive officers of our general partner and MMP’s general partner collectively owned approximately 6.0% of MGG Midstream Holdings, L.P., which owned 65% of our limited partner interests; consequently, the executive officers of our general partner also indirectly benefit from these distributions. Assuming MMP has sufficient available cash to continue to pay distributions on all of its outstanding units for four quarters at its current quarterly distribution level of $0.59 per unit, Magellan GP, LLC would receive distributions of approximately $61.3 million on its combined 2% general partner interest and incentive distribution rights.

During February 2006, we sold 35% of our limited partner units in an initial public offering. In connection with the closing of this offering, MMP’s partnership agreement was amended to remove the requirement for Magellan GP, LLC to maintain its current 2% general partner interest in any future offering of MMP limited partner units. In addition, MMP’s partnership agreement was amended to restore the incentive distribution rights to the same level as before an amendment made in connection with MMP’s October 2004 pipeline system acquisition, which reduced the incentive distributions paid to Magellan GP, LLC by $1.3 million for 2004, $5.0 million for 2005 and $3.0 million for 2006. In return, we made a capital contribution to MMP on February 9, 2006 equal to the present value of the remaining reductions in incentive distributions, or $4.2 million. In connection with this transaction, MGG Midstream Holdings, L.P. made a capital contribution to us for the same amount.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Inventory

Inventory at December 31, 2005 and September 30, 2006 was as follows (in thousands):

	December 31, 2005	September 30, 2006
Refined petroleum products	$56,680	$41,413
Natural gas liquids	9,693	34,058
Transmix	9,589	12,934
Additives	1,805	3,189
Other	388	371

Total inventory	$78,155	$91,965

9.	Equity Investment

MMP uses the equity method to account for its 50% ownership interest in Osage Pipeline. The remaining 50% interest is owned by National Cooperative Refining Association (“NCRA”). MMP’s agreement with NCRA calls for equal sharing of Osage Pipeline’s net income. Summarized financial information for Osage Pipeline for the three and nine months ended September 30, 2005 and 2006 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues	$3,685	$3,736	$9,020	$10,890
Net income	$2,150	$1,960	$5,458	$5,955

Condensed balance sheets for Osage Pipeline as of December 31, 2005 and September 30, 2006 are presented below (in thousands):

	December 31, 2005	September 30, 2006
Current assets	$4,767	$5,074
Noncurrent assets	$4,535	$4,415
Current liabilities	$431	$814
Members’ equity	$8,871	$8,675

A summary of MMP’s equity investment in Osage Pipeline is as follows (in thousands):

	Nine Months Ended September 30,
	2005	2006
Equity investment at beginning of period	$25,084	$24,888
Equity earnings:
Proportionate share of Osage earnings	2,729	2,977
Amortization of excess investment	(498)	(498)

Net equity earnings	2,231	2,479
Cash distributions	(2,150)	(3,075)

Equity investment at end of period	$25,165	$24,292

MMP’s initial investment in Osage Pipeline included an excess net investment amount of $21.7 million, which is being amortized over the average asset lives of Osage Pipeline. Excess investment is the amount by which MMP’s initial investment exceeded MMP’s proportionate share of the book value of the net assets of the investment. The unamortized excess net investment amount at December 31, 2005 and September 30, 2006, was $20.5 million and $20.0 million, respectively.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Employee Benefit Plans

MGG GP sponsors a pension plan for union employees, a pension plan for non-union employees and a post-retirement benefit plan for selected employees. The following table presents our consolidated net periodic benefit costs related to these plans during the three and nine months ended September 30, 2005 and 2006 (in thousands):

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$618	$225	$3,161	$397
Interest cost	405	374	1,400	746
Expected return on plan assets	(537)	—	(1,439)	—
Amortization of prior service cost	78	39	231	116
Amortization of actuarial loss	19	431	19	431

Net periodic benefit cost	$583	$1,069	$3,372	$1,690

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$1,397	$72	$4,191	$352
Interest cost	552	86	1,655	626
Expected return on plan assets	(476)	—	(1,429)	—
Amortization of prior service cost (credit)	77	(715)	231	(638)
Amortization of actuarial loss	134	275	403	506

Net periodic benefit cost	$1,684	$(282)	$5,051	$846

11.	Debt

Consolidated debt at December 31, 2005 and September 30, 2006 was as follows (in thousands):

	December 31, 2005	September 30, 2006
MMP Debt:
Magellan Pipeline notes:
Current portion	$14,345	$14,345
Long-term portion	274,629	273,098

Total Magellan Pipeline notes	288,974	287,443
Revolving credit facility	13,000	33,500
6.45% Notes due 2014	249,546	249,579
5.65% Notes due 2016	250,019	248,543

Total debt	$801,539	$819,065

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MMP’s debt and the debt of its consolidated subsidiaries is non-recourse to its general partner, Magellan GP, LLC and us.

MMP Debt:

Magellan Pipeline Notes. During October 2002, Magellan Pipeline Company, L.P. (“Magellan Pipeline”) entered into a private placement debt agreement with a group of financial institutions for $302.0 million of fixed-rate notes. The maturity date of the notes is October 7, 2007, with scheduled payments of $15.1 million on October 7, 2005, and $14.3 million on October 7, 2006. The outstanding principal amount of the notes at December 31, 2005 and September 30, 2006 was decreased by $2.5 million and $1.9 million, respectively, for the change in the fair value of the associated hedge (see Note 12–Derivative Financial Instruments). The remaining difference between the face value and the reported value of these notes is the unamortized step-up to fair value of $4.6 million at December 31, 2005 and $2.5 million at September 30, 2006. We recorded a 55% step-up to fair value for these notes in June 2003 when we acquired general and limited partner interests in MMP. The interest rate of the notes is fixed at 7.7%. However, including the impact of the associated fair value hedge, which effectively swaps $250.0 million of the fixed-rate notes to floating-rate debt, and the effect of the amortization of the fair value adjustment on long-term debt, the weighted-average interest rate for the notes at September 30, 2005 and 2006 was 7.1% and 7.7%, respectively. MMP makes deposits in an escrow account in anticipation of semi-annual interest payments on these notes and the cash deposits are secured; however, the notes themselves are unsecured. These deposits of $5.5 million at December 31, 2005 and $11.2 million at September 30, 2006 were reflected as restricted cash on our consolidated balance sheets.

Revolving Credit Facility. MMP’s revolving credit facility has a borrowing capacity of $400.0 million, with a maturity date of May 25, 2011. The interest rate on the revolver is LIBOR plus a spread ranging from 0.3% to 0.8% based on MMP’s credit ratings and amounts outstanding under the facility. Borrowings under this revolving credit facility remain unsecured. There was $33.5 million outstanding on the revolver at September 30, 2006. The net proceeds from the revolving credit facility were used for general corporate purposes, including capital expenditures. At both December 31, 2005 and September 30, 2006, $1.1 million of the facility was obligated for letters of credit, which is not reflected as debt on our consolidated balance sheets. The weighted-average interest rate on the revolver at December 31, 2005 and September 30, 2006 was 5.1% and 5.8%, respectively. A commitment fee is assessed at a rate from 0.05% to 0.125% depending on MMP’s credit rating.

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

5.65% Notes due 2016. On October 15, 2004, MMP issued $250.0 million aggregate principal of 5.65% notes due 2016. The notes were issued for the discounted price of 99.9%, or $249.7 million, and the discount is being accreted over the life of the notes. Including the impact of hedges associated with these notes (see Note 12–Derivative Financial Instruments), the weighted-average interest rate of these notes at September 30, 2005 and 2006 was 5.6% and 6.0%, respectively. Interest is payable semi-annually in arrears on April 15 and October 15 of each year. The outstanding principal amount of the notes at December 31, 2005 and September 30, 2006 was increased by $0.3 million and decreased by $1.2 million, respectively, for the change in the fair value of the associated hedge.

Our Debt:

Affiliate note payable. On February 15, 2006, we entered into a $5.0 million revolving credit facility with MGG Midstream Holdings, L.P. as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on December 31, 2006 and bear interest at LIBOR plus 2.0%. We pay a commitment fee to MGG Midstream Holdings, L.P. on the unused portion of the working capital facility of 0.3% annually. There were no borrowings outstanding on this facility as of September 30, 2006.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Derivative Financial Instruments

MMP uses interest rate derivatives to help it manage interest rate risk. The following table summarizes hedges MMP has settled associated with various debt offerings (dollars in millions):

Hedge	Date	Gain/(Loss) on Settlement Date	Amortization Period
Interest rate hedge	October 2002	$(1.0)	5-year life of Magellan Pipeline notes
Interest rate swaps and treasury lock	May 2004	5.1	10-year life of 6.45% notes
Interest rate swaps	October 2004	(6.3)	12-year life of 5.65% notes

In addition to the above, MMP has entered into the following interest rate swap agreements:

•	During May 2004, MMP entered into certain interest rate swap agreements to hedge against changes in the fair value of a portion of the Magellan Pipeline senior notes. MMP accounted for these interest rate hedges as fair value hedges. The notional amounts of the interest rate swap agreements total $250.0 million. Under the terms of the interest rate swap agreements, MMP receives 7.7% (the weighted-average interest rate of the outstanding Magellan Pipeline senior notes) and pays LIBOR plus 3.4%. These hedges effectively convert $250.0 million of MMP’s fixed-rate debt to floating-rate debt. The interest rate swap agreements began on May 25, 2004 and expire on October 7, 2007, the maturity date of the Magellan Pipeline senior notes. Payments settle in April and October each year with LIBOR set in arrears. During each settlement period, MMP records the impact of this swap based on its best estimate of LIBOR. Any differences between actual LIBOR determined on the settlement date and MMP’s estimate of LIBOR result in an adjustment to interest expense. A 0.25% change in LIBOR would result in an annual adjustment to interest expense associated with this hedge of $0.6 million. The fair value of the instruments associated with this hedge at December 31, 2005 and September 30, 2006 was $(2.5) million and $(1.9) million, respectively, which was recorded to other noncurrent liabilities and long-term debt.

•	In October 2004, MMP entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016 which were issued in October 2004. MMP accounted for this interest rate hedge as a fair value hedge. The notional amount of this agreement is $100.0 million and effectively converts $100.0 million of MMP’s 5.65% fixed-rate senior notes issued in October 2004 to floating-rate debt. Under the terms of the agreement, MMP receives the 5.65% fixed rate of the notes and pays LIBOR plus 0.6%. The agreement began on October 15, 2004 and terminates on October 15, 2016, which is the maturity date of these notes. Payments settle in April and October each year with LIBOR set in arrears. During each settlement period, MMP records the impact of this swap based on its best estimate of LIBOR. Any differences between actual LIBOR determined on the settlement date and MMP’s estimate of LIBOR will result in an adjustment to interest expense. A 0.25% change in LIBOR would result in an annual adjustment to interest expense of $0.3 million associated with this hedge. The fair value of this hedge at December 31, 2005 and September 30, 2006, was $0.3 million and $(1.2) million, respectively, which was recorded to other noncurrent assets and long-term debt at December 31, 2005 and noncurrent liabilities and long-term debt at September 30, 2006.

•	In September 2006, MMP entered into $125.0 million of forward starting interest rate swap agreements to hedge against variability of future interest payments on a portion of the debt MMP anticipates issuing no later than October 2007. Proceeds of the anticipated debt issuance will be used to refinance the Magellan Pipeline notes, which mature in October 2007. The agreements have a 30-year term, which matches the expected tenor of the anticipated debt. Under the terms of the agreements, MMP will receive a variable rate equal to three-month LIBOR and pay a fixed rate of 5.3%. The effective date of the agreements is October 9, 2007, at which time the agreements require a mandatory cash settlement. MMP has accounted for these agreements as cash flow hedges. The fair value of these agreements at September 30, 20006, was $(0.6) million, which was recorded to other noncurrent liabilities and other comprehensive income.

In February 2006, MMP entered into a forward sales contract for 0.1 million barrels of gasoline related to petroleum products blending activities. Concurrent with that transaction, MMP entered into three derivative swap contracts to hedge against price

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes associated with the sale of that product, in which MMP agreed to buy 0.1 million barrels of gasoline at the Platts average price in September 2006 and to sell 0.1 million barrels of gasoline at the fixed price of $77.28 per barrel. The objective in entering into these derivatives was to lock in a gross margin on the expected sale. These derivative contracts were settled in September 2006. MMP realized a gain of $0.7 million on these derivatives, which was recorded as a reduction of product purchases costs.

13.	Commitments and Contingencies

Environmental Liabilities. Estimated environmental liabilities were $57.3 million and $58.7 million at December 31, 2005 and September 30, 2006, respectively. Environmental liabilities have been classified as current or noncurrent based on scheduled payments for certain of MMP’s environmental liabilities and management’s estimates regarding the timing of actual payments for all other environmental liabilities. Management estimates that expenditures associated with these environmental remediation liabilities will be paid over the next ten years.

During the third quarter of 2006, MMP entered into an agreement with a contractor to mitigate against the risk of increases in certain of MMP’s existing environmental liabilities. The agreement requires that the contractor assume responsibility for the environmental remediation of certain sites and purchase cost cap insurance from an insurance company. MMP is an additional named insured under that policy, and is required to pay the related insurance premium. In connection with this agreement, MMP increased the related environmental liabilities by $2.9 million to equal the discounted value of the cash payments to be made to the contractor pursuant to the agreement, and recorded $2.2 million of expense to reflect risk and insurance premiums paid for a total charge of $5.1 million in the current quarter. MMP adjusted the environmental liabilities associated with these sites to the discounted amount of the cash payments to be made to this contractor because the amount and timing of cash payments to be made are reliably determinable.

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

Kansas City, Kansas Release. During the second quarter of 2005, MMP experienced a line break and release of approximately 2,900 barrels of product on its petroleum products pipeline near its Kansas City, Kansas terminal. As of September 30, 2006, MMP has estimated remediation costs associated with this release of approximately $2.8 million. Through September 30, 2006, MMP has spent $1.9 million on remediation associated with this release and, as of September 30, 2006, has recorded associated environmental liabilities of $0.9 million. MMP recognized a receivable of $1.2 million from its insurance carrier for this matter. The EPA has included this release with the 32 other releases discussed in EPA Issue above in negotiating any penalties or other injunctive relief that might be assessed.

Independence, Kansas Release. During the first quarter of 2006, MMP experienced a line break and release of approximately 3,200 barrels of product on its petroleum products pipeline near Independence, Kansas. As of September 30, 2006, MMP has estimated remediation costs associated with this release of approximately $5.0 million. Through September 30, 2006, MMP has spent $2.8 million on remediation associated with this release and, as of September 30, 2006, has recorded associated environmental liabilities of $2.2 million and a receivable of $3.5 million from its insurance carrier. The EPA has included this release with the 32 other releases discussed in EPA Issue above in negotiating any penalties or other injunctive relief that might be assessed.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our receivable balance with Williams at December 31, 2005 and September 30, 2006 was $51.2 million and $33.4 million, respectively. We contribute to MMP all amounts received pursuant to the environmental indemnification settlement. As of December 31, 2005 and September 30, 2006, known liabilities that would have been covered by previous indemnity agreements were $43.1 million and $47.1 million, respectively. Through September 30, 2006, MMP has spent $26.6 million of the $117.5 million indemnification settlement amount for indemnified matters, including $10.3 million of capital costs. The cash MMP has received from the indemnity settlement is not reserved and has been used by MMP for its various other cash needs, including expansion capital spending.

Indemnification Obligation. Concurrent with our acquisition of Williams’ interest in MMP, we agreed to assume Williams’ obligations for $21.9 million of known MMP environmental liabilities. Through September 30, 2006, MMP has incurred $21.7 million of costs pursuant to this agreement. MMP had liabilities covered by this indemnification of $5.5 million and $0.2 million at December 31, 2005 and September 30, 2006, respectively. Through September 30, 2006, we have paid MMP $18.2 million pursuant to our indemnification obligations. We have a reimbursement agreement under which MGG Midstream Holdings, L.P., reimburses us for our obligations to indemnify MMP for these environmental liabilities.

Environmental Receivables. Environmental receivables from insurance carriers for remediation were $2.1 million and $6.0 million at December 31, 2005 and September 30, 2006, respectively.

Unrecognized product gains. MMP’s operations generate product overages and shortages. When MMP experiences net product losses, it recognizes expense for those losses in the periods in which they occur. When MMP experiences product gains, it has product on hand for which it has no cost basis. Therefore, these overages are not recognized in our or MMP’s financial statements until the associated barrels are either sold or are used to offset product losses. The combined net unrecognized product overages for MMP’s operations had a market value of approximately $6.1 million as of September 30, 2006. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Long-Term Incentive Plan

In December 2005, our general partner approved a long-term incentive plan for directors of our general partner and employees of MGG GP that perform services for us and our general partner. The long-term incentive plan consists of five components: units, restricted units, performance awards, phantom units and unit options. To date, there have been no grants under this plan. The long-term incentive plan permits the grant of awards covering an aggregate of 150,000 of our limited partner units. The compensation committee of our general partner’s board of directors administers the long-term incentive plan.

MMP’s general partner has adopted a long-term incentive plan for certain employees who perform services for MMP and directors of MMP’s general partner. The long-term incentive plan primarily consists of phantom units. The long-term incentive plan permits the grant of awards covering an aggregate of 1.4 million MMP limited partner units. The compensation committee of MMP’s general partner’s board of directors administers this long-term incentive plan.

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

The long-term incentive awards, discussed below, that have been granted by Magellan GP, LLC’s board of directors are subject to forfeiture if employment is terminated for any reason other than for retirement, death or disability prior to the vesting date. If an award recipient retires, dies or becomes disabled prior to the end of the vesting period, the recipient’s grant will be prorated based upon the completed months of employment during the vesting period and the award will be paid at the end of the vesting period. The award grants do not have an early vesting feature except when there is a change in control of Magellan GP, LLC. There was no impact on our cash from operating or financing activities during the three and nine months ended September 30, 2006 associated with these awards.

In February 2003, MMP’s general partner issued approximately 106,000 unit award grants pursuant to the long-term incentive plan. These units vested on December 31, 2005 and because MMP exceeded certain performance metrics, the actual number of units awarded with this grant totaled approximately 181,000. MMP’s long-term incentive compensation accruals for the three and nine months ended September 30, 2005, assumed this payout amount.

Following the change in control of MMP’s general partner in June 2003, the board of directors of MMP’s general partner made the following grants to certain employees who became dedicated to providing services to MMP:

•	In October 2003, MMP’s general partner issued approximately 21,000 unit grants pursuant to the long-term incentive plan. Of these awards, approximately 20,000 units vested during 2003 and 2004. The remaining units vested on July 31, 2005.

•	In January 2004, MMP’s general partner issued approximately 22,000 unit grants pursuant to the long-term incentive plan. Of these awards, approximately 11,000 units vested in 2004 and approximately 11,000 units vested on July 31, 2005.

In February 2004, grants of approximately 159,000 unit awards pursuant to MMP’s long-term incentive plan were made. The actual number of MMP limited partner units that will be awarded under this grant are based on the attainment of short-term and

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

long-term performance metrics. The number of MMP limited partner units that could ultimately be issued under this award ranges from zero up to a total of 303,000, as adjusted for estimated forfeitures and retirements; however, the awards are also subject to personal and other performance components which could increase or decrease the number of MMP limited partner units to be paid out by as much as 40%. The unit awards will vest at the end of 2006. MMP has estimated the number of MMP limited partner units that will be awarded under this grant to be 299,000, the value of which on September 30, 2006 was $11.0 million. Unrecognized estimated compensation expense associated with these awards as of September 30, 2006 was $0.9 million.

In February 2005, grants of approximately 161,000 MMP unit awards pursuant to MMP’s long-term incentive plan were made. The actual number of MMP limited partner units that will be awarded under this grant are based on the attainment of long-term performance metrics. The number of MMP limiter partner units that could ultimately be issued under this award ranges from zero units up to a total of 308,000 as adjusted for estimated forfeitures and retirements; however, the awards are also subject to personal and other performance components which could increase or decrease the number of units to be paid out by as much as 20%. The units will vest at the end of 2007. MMP has estimated the number of units that will be awarded under this grant to be approximately 293,000 the value of which on September 30, 2006 was $10.8 million. Unrecognized estimated compensation expense associated with these awards as of September 30, 2006 was $4.5 million.

During the nine months ended September 30, 2006, grants of approximately 178,000 unit awards pursuant to MMP’s long-term incentive plan were made. These awards are being accounted for as follows:

•	Approximately 139,000 are based on the attainment of long-term performance metrics. These units vest on December 31, 2008. The number of units that could ultimately vest under this component of the award ranges from zero to approximately 266,000 as adjusted for expected forfeitures and retirements. Upon vesting, these award grants must be paid out in units; therefore, MMP has accounted for these awards using the equity method. The weighted-average fair value of the awards on the grant date was $24.63 per unit, which was based on MMP’s unit price on the grant date less the present value of the estimated cash distributions on those units during the vesting period. During the third quarter of 2006, MMP revised its estimate of the number of units that will vest under this grant from 132,000 to 240,000 because management believes that MMP will achieve above-standard results for the performance metric established for these awards. The unrecognized compensation expense associated with these awards as of September 30, 2006 was $4.7 million, which will be recognized over the next 27 months.

•	Approximately 35,000 are based on personal performance at the discretion of the compensation committee. These units vest on December 31, 2008. The number of units that could ultimately vest under this component of the award ranges from zero to approximately 67,000 as adjusted for expected forfeitures and retirements. Because vesting criteria for these awards are partially based on conditions other than service, performance or market conditions, MMP has accounted for these awards using the liability method; consequently, compensation expense recognized is based on the period-end closing price of MMP’s limited partner units and the percentage of the service period completed at each period end. During the third quarter of 2006, MMP revised its estimate of the number of units that will vest from 33,000 to 60,000 because management believes that MMP will achieve above-standard results for the performance metric established for these awards. The value of these awards at September 30, 2006 was $2.2 million, and the unrecognized estimated compensation cost on that date was $1.7 million.

•	An additional 4,000 units have been issued with various vesting dates. MMP is using the equity method to account for most of these awards. The unrecognized compensation expense associated with these awards is approximately $0.1 million.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MMP’s equity-based incentive compensation expense for the three and nine months ended September 30, 2005 and 2006 is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
2003 awards	$764	$—	$2,269	$(86)
October 2003 awards	1	—	7	(3)
January 2004 awards	15	—	102	(4)
2004 awards	1,408	1,679	3,368	3,407
2005 awards	498	1,591	1,388	3,177
2006 awards	—	1,179	—	1,742

Total	$2,686	$4,449	$7,134	$8,233

15.	Distributions

Distributions paid by MMP during 2005 and 2006 were as follows (in thousands, except per unit amounts):

Cash Distribution Payment Date	Per Unit Cash Distribution Amount	Cash Distributions Paid
		Common Units	Subordinated Units	General Partner	Total
02/14/05	$0.45625	$26,390	$3,887	$5,201	$35,478
05/13/05	0.48000	29,127	2,726	6,778	38,631
08/12/05	0.49750	30,189	2,825	7,939	40,953

Through 09/30/05	1.43375	85,706	9,438	19,918	115,062
11/14/05	0.53125	32,236	3,018	10,178	45,432

Total	$1.96500	$117,942	$12,456	$30,096	$160,494

02/14/06	$0.55250	$33,526	$3,138	$12,839	$49,503
05/13/06	0.56500	37,494	—	13,668	51,162
08/14/06	0.57750	38,323	—	14,498	52,821

Through 09/30/06	1.69500	109,343	3,138	41,005	153,486
11/14/06 (a)	0.59000	39,153	—	15,327	54,480

Total	$2.28500	$148,496	$3,138	$56,332	$207,966

(a)	Magellan GP, LLC declared this cash distribution on October 26, 2006 to be paid on November 14, 2006 to unitholders of record at the close of business on November 7, 2006.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Distributions paid by MMP to us and Magellan GP, LLC were as follows (in thousands, except per unit amounts):

Cash Distribution Payment Date	Per Unit Cash Distribution Amount	Cash Distributions Paid
		Common Units	Subordinated Units	General Partner	Total
02/14/05	$0.45625	$—	$3,887	$5,201	$9,088
05/13/05	0.48000	1,147	—	6,778	7,925
08/12/05	0.49750	—	—	7,939	7,939

Through 09/30/05	1.43375	1,147	3,887	19,918	24,952
11/14/05	0.53125	—	—	10,178	10,178

Total	$1.96500	$1,147	$3,887	$30,096	$35,130

02/14/06	$0.55250	$—	$—	$12,839	$12,839
05/13/06	0.56500	—	—	13,668	13,668
08/14/06	0.57750	—	—	14,498	14,498

Through 09/30/06	1.69500	—	—	41,005	41,005
11/14/06 (a)	0.59000	—	—	15,327	15,327

Total	$2.28500	$—	$—	$56,332	$56,332

(a)	Magellan GP, LLC declared this cash distribution on October 26, 2006 to be paid on November 14, 2006 to unitholders of record at the close of business on November 7, 2006.

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

Distributions we made to our affiliate owners prior to our becoming a public company were as follows (in thousands):

Date Distribution Paid	Amount
2005
January	$125,795
February	13,000
April	81,500
May	32,000
June	162,000

Through September 30, 2005	414,295
November	7,000
December	34,621

Total	$455,916

2006
January	$74
February	522,194

Total	$522,268

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Distributions made subsequent to our becoming a public company are as follows (in thousands, except per unit amounts):

Payment Date	Distribution Amount	Common Units	General Partner	Total
05/15/06 (a)	$0.20800	$13,031	$1	$13,032
08/14/06	0.22000	13,782	1	13,783

Through 09/30/06	0.42800	26,813	2	26,815
11/14/06 (b)	0.23300	14,597	1	14,598

Total	$0.66100	$41,410	$3	$41,413

(a)	MGG GP declared a cash distribution of $0.208 associated with the first quarter. The distribution paid to our public unitholders for that quarter was prorated for the 45-days that we were a public entity, or $0.104 per unit.
(b)	MGG GP declared this cash distribution on October 27, 2006 to be paid on November 14, 2006 to unitholders of record at the close of business on November 7, 2006.

Total distributions paid to outside and affiliate owners by us and MMP are determined as follows (in thousands):

	Nine Months Ended September 30,
	2005	2006
Cash distributions paid by MMP	$115,062	$153,486
Less:
Distributions paid by MMP to its general partner	19,918	41,005
Distributions paid by MMP to us on limited partner units	5,034	—

Distributions paid by MMP to outside owners	90,110	112,481
Distributions we paid to our affiliate owners before we became a public company	414,295	522,268
Distributions we paid after becoming a public company	—	26,815

Total distributions	$504,405	$661,564

16.	Subsequent Events

On October 27, 2006, MGG GP’s board of directors declared a cash distribution of $0.233 per MGG limited partner unit to be paid on November 14, 2006 to unitholders of record as of November 7, 2006. On October 26, 2006, Magellan GP, LLC’s board of directors declared a cash distribution of $0.59 per MMP limited partner unit to be paid on November 14, 2006 to MMP unitholders of record as of November 7, 2006.

On October 25, 2006, MMP experienced a line break and release of approximately 4,400 barrels of anhydrous ammonia on its ammonia pipeline near Clay Center, Kansas. MMP is in the process of estimating the repair and remediation costs associated with this release. MMP has insurance coverage for this incident with a deductible of $1.5 million. MMP’s management is unable to estimate with any degree of certainty what penalties, if any, might be assessed by governmental agencies associated with this release which would not be covered by its insurance policy. The net cost for repair and remediation plus any penalties that may be assessed could be material to our results of operations or cash flows.

On October 24, 2006, Jim H. Derryberry resigned from our board. Mr. Derryberry was a non-management director recommended by CRF, which has recommended a replacement candidate for consideration by our board.

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

Since we own and control Magellan GP, LLC, we reflect our ownership interest in MMP on a consolidated basis, which means that our financial results are combined with Magellan GP, LLC’s and MMP’s financial results. The publicly held limited partner interests in MMP are reflected as minority interest expense in our consolidated statements of operations and as minority interests of subsidiary on our consolidated balance sheets. We currently have no separate operating activities apart from those conducted by MMP, and our cash available for distribution is derived solely from cash distributions from MMP.

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

Recent Developments

Distribution. On October 26, 2006, MMP’s general partner declared a quarterly distribution of $0.59 per MMP limited partner unit associated with the second quarter of 2006, representing a 2% increase versus the second quarter 2006 declared distribution. Based on the third quarter distribution declared by MMP, we will receive $15.3 million related to our ownership of the general partner interest and incentive distribution rights in MMP. As a result, our general partner declared a quarterly distribution of $0.233 for each of our limited partner units for the third quarter of 2006, which is 6% higher than our second quarter 2006 distribution and 19% higher than the $0.195 per unit initial quarterly distribution reflected in our prospectus as filed with the Securities and Exchange Commission on Form S-1 on February 9, 2006. The quarterly distribution will be paid on November 14, 2006 to unitholders of record on November 7, 2006.

Ammonia Pipeline Release. On October 25, 2006, MMP experienced a line break and release of approximately 4,400 barrels of anhydrous ammonia on its ammonia pipeline near Clay Center, Kansas. MMP is in the process of estimating the repair and remediation costs associated with this release. MMP has insurance coverage for this incident with a deductible of $1.5 million. MMP’s management is unable to estimate with any degree of certainty what penalties, if any, might be assessed by governmental agencies associated with this release which would not be covered by its insurance policy. The net cost for repair and remediation plus any penalties that may be assessed could be material to our results of operations or cash flows.

Director Resignation. On October 24, 2006, Jim H. Derryberry resigned from our board. Mr. Derryberry was a non-management director recommended by Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”), which has recommended a replacement candidate for consideration by our board.

Assuming no equity issuances by MMP during 2006, the percentage increase in cash distributions made to us by MMP for the 2006 fiscal year will be 2.9 times greater than the percentage increase in the cash distributions made by MMP to its limited partners during the year. Assuming MMP does not issue any additional limited partner units, the 2.9 multiplier will gradually decrease beyond 2006, as the distribution level from which the growth is measured will increase at a higher rate for us than for MMP’s limited partners.

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

We believe that investors benefit from having access to the same financial measures being utilized by management. Operating margin, which is presented in the tables below, is an important measure used by MMP’s management to evaluate the economic performance of MMP’s core operations. This measure forms the basis of MMP’s internal financial reporting and is used by its management in deciding how to allocate capital resources between segments.

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

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2006

	Three Months Ended September 30,		Variance
	2005	2006	Favorable (Unfavorable)
			$ Change	% Change
Financial Highlights ($ in millions)
Revenues:
Transportation and terminals revenues:
Petroleum products pipeline system	$103.6	$111.4	$7.8	8
Petroleum products terminals	25.4	30.9	5.5	22
Ammonia pipeline system	3.7	3.5	(0.2)	(5)
Intersegment eliminations	(0.8)	(0.9)	(0.1)	(13)

Total transportation and terminals revenues	131.9	144.9	13.0	10
Product sales	182.1	171.8	(10.3)	(6)
Affiliate management fees	0.2	0.2	—	—

Total revenues	314.2	316.9	2.7	1
Operating and environmental expenses:
Petroleum products pipeline system	58.2	57.2	1.0	2
Petroleum products terminals	11.7	11.3	0.4	3
Ammonia pipeline system	3.1	4.2	(1.1)	(35)
Intersegment eliminations	(1.5)	(1.6)	0.1	7

Total operating and environmental expenses	71.5	71.1	0.4	1
Product purchases	160.5	169.7	(9.2)	(6)
Equity earnings	(0.9)	(0.8)	(0.1)	(11)

Operating margin	83.1	76.9	(6.2)	(7)
Depreciation and amortization expense	18.3	19.0	(0.7)	(4)
Affiliate G&A expense	15.7	17.7	(2.0)	(13)

Operating profit	$49.1	$40.2	$(8.9)	(18)

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.053	$1.052
Transportation barrels shipped (million barrels)	79.4	84.5
Petroleum products terminals:
Marine terminal facilities:
Average storage capacity utilized per month (million barrels)(a)	18.6	18.8
Inland terminals:
Throughput (million barrels)	28.6	31.7
Ammonia pipeline system:
Volume shipped (thousand tons)	149	159

(a)	For the three months ended September 30, 2005, represents the average storage capacity utilized for the one month MMP owned its Wilmington, Delaware facility (1.8 million barrels) and the average storage capacity utilized for the full quarter at MMP’s other marine terminals (16.8 million barrels).

Transportation and terminals revenues increased by $13.0 million. This increase primarily resulted from:

•	an increase in petroleum products pipeline system revenues of $7.8 million, primarily related to higher gasoline and diesel fuel volume shipments during the current period, principally reflecting increased demand from MMP’s customers. Increased ancillary fees for additive services and leased storage further benefited the current quarter; and

•	an increase in petroleum products terminals revenues of $5.5 million. Revenues increased at MMP’s marine terminals due to operating results from its Wilmington, Delaware marine terminal, which MMP acquired in September 2005, and expansion projects completed over the past year as well as higher rates due to strong demand at its other marine terminals. MMP’s inland terminal revenues also increased due to record throughput volumes and higher additive fees.

Operating and environmental expenses combined decreased by $0.4 million. Expense declines in MMP’s petroleum products pipeline system were offset by increases in the ammonia pipeline system as discussed below:

•	a decrease in petroleum products pipeline system expenses of $1.0 million, primarily because charges for asset retirements in the current quarter were less than in the prior year quarter and MMP had lower product losses during the current period. Partially offsetting these favorable variances were higher system integrity spending and increased environmental expenses. MMP’s environmental expense increased $2.8 million primarily due to entering an agreement in the third quarter of 2006 pursuant to which a contractor assumed the responsibility for the remediation of certain of MMP’s environmental sites in exchange for $14.0 million to be paid out over the next 10 years. MMP entered into this agreement to mitigate its financial exposure relative to certain known environmental locations. MMP adjusted its environmental liabilities, for these locations, to the discounted amount of the cash payments to be made to this contractor. Further, MMP recognized expense for certain risk and retroactive premiums paid, all of which resulted in a $5.1 million charge to environmental expense during third-quarter 2006; and

•	an increase in ammonia pipeline system expenses of $1.1 million, primarily attributable to higher system integrity costs. MMP expects the amount of system integrity spending for its ammonia pipeline system to be significantly higher during 2006 and 2007 due to the timing of high consequence area testing mandated by federal regulations.

Product sales revenues primarily result from MMP’s third-party product supply agreement, petroleum products blending operations and transmix fractionation. Revenues from product sales were $171.8 million for the three months ended September 30, 2006, while product purchases were $169.7 million, resulting in gross margin from these transactions of $2.1 million. The gross margin resulting from product sales and purchases for the 2006 period decreased $19.5 million compared to gross margin for the 2005 period of $21.6 million, reflecting product sales for the three months ended September 30, 2005 of $182.1 million and product purchases of $160.5 million. The 2006 period was negatively impacted by lower product supply agreement and fractionation margins as a result of rapidly declining gasoline and diesel fuel prices during third-quarter 2006. The lower product prices resulted in MMP recognizing a lower-of-cost-or-market adjustment of $8.4 million in the current quarter. As previously disclosed, the gross margin MMP realizes on these activities can be substantially higher in periods when refined petroleum product prices increase and substantially lower in periods when product prices decline or stabilize given that we follow an average inventory valuation methodology which results in each period’s purchases being influenced by the value of products held in that period’s beginning inventory.

Operating margin decreased $6.2 million, primarily due to lower commodity margin principally attributable to declining petroleum product prices in the current period partially offset by improved financial performance of MMP’s petroleum products pipeline system and terminals assets.

Depreciation and amortization expense increased by $0.7 million. This increase is primarily related to MMP’s asset acquisitions and capital improvements over the past year.

Affiliate G&A expenses increased $2.0 million. This increase is primarily related to our incremental costs associated with being a public company since February 2006 and MMP’s equity-based incentive compensation program, which impacted G&A expenses by $3.8 million during the 2006 period and $2.2 million during the 2005 period. The higher compensation expense resulted from the increase in MMP’s unit price during the current period and increases in the number of units we estimate will vest under the equity-based incentive compensation program.

Interest expense, net of capitalized interest, was $13.0 million for the three months ended September 30, 2006 and $16.8 million for the three months ended September 30, 2005, a decline of $3.8 million, or 23%, primarily due to lower average debt balances during the current period. The average consolidated debt outstanding, excluding fair value adjustments for interest rate hedges, decreased to $808.3 million during third-quarter 2006 from $1,077.0 million during third-quarter 2005 primarily due to the retirement of our term loan in December 2005. The weighted-average interest rate on consolidated borrowings, after giving effect to the impact of associated fair value hedges, increased to 6.7% for the 2006 period from 6.1% for the 2005 period primarily due to rising interest rates. The amount of capitalized interest in the current period associated with MMP’s capital spending program also increased, further reducing the net interest expense in 2006.

Interest income for the three-month period ended September 30, 2006 was $1.0 million compared to $2.4 million for the three-month period ended September 30, 2005, a decrease of $1.4 million. The decline was attributable to our and MMP’s lower cash balances and our lower imputed interest income recognized on smaller amounts to be received pursuant to the May 2004 indemnification settlement. We will continue to recognize imputed interest income on amounts due under this settlement until July 2007, when the final scheduled payment will be received.

Minority interest expense was $26.8 million for the three months ended September 30, 2006 compared to $35.7 million for the three months ended September 30, 2005, a decrease of $8.9 million, or 25%. The decrease is primarily related to MMP’s lower financial results during 2006.

Net income for the three months ended September 30, 2006 was $0.9 million compared to a net loss of $1.2 million for the three months ended September 30, 2005, an increase of $2.1 million.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2006

	Nine Months Ended September 30,		Variance
	2005	2006	Favorable (Unfavorable)
			$ Change	% Change
Financial Highlights ($ in millions)
Revenues:
Transportation and terminals revenues:
Petroleum products pipeline system	$287.2	$308.4	$21.2	7
Petroleum products terminals	76.4	96.6	20.2	26
Ammonia pipeline system	10.0	11.7	1.7	17
Intersegment eliminations	(2.5)	(2.5)	—	—

Total transportation and terminals revenues	371.1	414.2	43.1	12
Product sales	457.1	493.5	36.4	8
Affiliate management fees	0.5	0.5	—	—

Total revenues	828.7	908.2	79.5	10
Operating and environmental expenses:
Petroleum products pipeline system	136.8	138.5	(1.7)	(1)
Petroleum products terminals	30.4	36.0	(5.6)	(18)
Ammonia pipeline system	6.9	9.4	(2.5)	(36)
Intersegment eliminations	(4.6)	(4.9)	0.3	7

Total operating and environmental expenses	169.5	179.0	(9.5)	(6)
Product purchases	414.2	458.2	(44.0)	(11)
Equity earnings	(2.2)	(2.5)	0.3	14

Operating margin	247.2	273.5	26.3	11
Depreciation and amortization expense	52.9	57.3	(4.4)	(8)
Affiliate G&A expense	46.0	49.5	(3.5)	(8)

Operating profit	$148.3	$166.7	$18.4	12

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.035	$1.053
Transportation barrels shipped (million barrels)	222.0	231.4
Petroleum products terminals:
Marine terminal facilities:
Average storage capacity utilized per month (million barrels)(a)	18.5	18.9
Inland terminals:
Throughput (million barrels)	83.6	89.7
Ammonia pipeline system:
Volume shipped (thousand tons)	487	537

(a)	For the nine months ended September 30, 2005, represents the average storage capacity utilized for the one month MMP owned its Wilmington, Delaware facility (1.8 million barrels) and the average storage capacity utilized for the nine-month period at MMP’s other marine terminals (16.7 million barrels).

Transportation and terminals revenues increased $43.1 million. This increase was a result of:

•	an increase in petroleum products pipeline system revenues of $21.2 million primarily related to increased diesel fuel and gasoline shipments during the current period, as a result of increased demand from MMP’s customers, and an increase in the average transportation rate per barrel shipped. MMP also earned more ancillary revenues related to additive and terminal services during 2006;

•	an increase in petroleum products terminals revenues of $20.2 million, primarily due to results from MMP’s Wilmington, Delaware marine terminal, which MMP acquired in September 2005, and the recognition of revenue during first-quarter 2006 related to a variable-rate storage agreement. Under this variable-rate storage agreement MMP provided storage rental and throughput fees based on discounted rates plus a variable fee, which was based on a percentage of the net profits from certain trading activities conducted by MMP’s customer. During 2006, MMP recognized revenues of $6.4 million from the variable fee portion of the agreement once the customer’s trading profits were determinable at the end of the contract term, which expired January 31, 2006. Upon expiration of this agreement, MMP negotiated a similar agreement pursuant to which it will receive a share of any net trading profits above a specified amount but will not share in any net trading losses. Until the agreement expires on December 31, 2006, we will not know the actual amount of revenues we will recognize. However, based on customer activity to date, the results from this variable-rate storage agreement could result in MMP recognizing additional storage revenues in excess of $2 million during fourth-quarter 2006. Revenues also increased at MMP’s inland terminals due to higher additive fees and throughput volumes and at its marine terminals primarily due to higher rates and expansion projects completed over the past year; and

•	an increase in ammonia pipeline system revenues of $1.7 million, due to higher tariffs associated with MMP’s new transportation agreements, which became effective July 1, 2005, and increased volumes.

Operating and environmental expenses combined increased by $9.5 million. This increase was principally the result of:

•	an increase in petroleum products pipeline system expenses of $1.7 million. Expenses were higher in 2006 primarily due to power costs, property taxes and personnel expenses as well as additional environmental expenses. MMP’s environmental expense increased primarily due to entering an agreement in the third quarter of 2006 pursuant to which a contractor assumed the responsibility for the remediation of certain of MMP’s environmental sites in exchange for $14.0 million to be paid out over the next 10 years. MMP entered into this agreement to mitigate its financial exposure relative to certain known environmental locations. MMP adjusted its environmental liabilities, for these locations, to the discounted amount of the cash payments to be made to this contractor. Further, MMP recognized expense for certain risk and retroactive premiums paid, all of which resulted in a $5.1 million charge to environmental expense during third-quarter 2006. These increases were partially offset by more favorable product overages in the current period due to higher commodity prices and sales of accumulated system overages, which reduce operating expenses;

•	an increase in petroleum products terminals expenses of $5.6 million. This increase was primarily related to expenses associated with MMP’s Wilmington marine terminal, which was acquired in September 2005, and higher power and personnel costs at MMP’s other terminals; and

•	an increase in ammonia pipeline system expenses of $2.5 million, primarily attributable to higher power costs, increased environmental expenses and additional system integrity costs. MMP expects the amount of system integrity spending to be significantly higher during 2006 and 2007 due to the timing of high consequence area testing mandated by federal regulations.

Product sales revenues primarily result from MMP’s third-party product supply agreement, petroleum products blending operations and transmix fractionation. Revenues from product sales were $493.5 million for the nine months ended September 30, 2006, while product purchases were $458.2 million, resulting in gross margin from these transactions of $35.3 million. The gross margin resulting from product sales and purchases for the 2006 period decreased $7.6 million compared to gross margin for the 2005 period of $42.9 million, reflecting product sales for the nine months ended September 30, 2005 of $457.1 million and product purchases of $414.2 million. The 2006 period was negatively impacted by lower product supply and fractionation margins as a result of rapidly declining gasoline and diesel fuel prices during third-quarter 2006, partially offset by higher blending volumes and margins. The lower product prices resulted in MMP recognizing a lower-of-cost-or-market adjustment of $8.4 million in the current period. As previously disclosed, the gross margin MMP realizes on these activities can be substantially higher in periods when refined petroleum product prices increase and substantially lower in periods when product prices decline or stabilize given that we follow an average inventory valuation methodology which results in each period’s purchases being influenced by the value of products held in that period’s beginning inventory.

Operating margin increased $26.3 million, primarily due to revenues from a variable-rate storage agreement, incremental operating results from MMP’s recently-acquired Wilmington marine facility and improved utilization of its assets.

Depreciation and amortization expense increase by $4.4 million. This increase is primarily related to asset acquisitions and capital improvements over the past year and the acceleration of depreciation for MMP’s terminal automation systems that it is in the process of being upgraded.

Affiliate G&A expenses increased by $3.5 million. This increase is primarily related to our incremental costs associated with being a public company since February 2006 and MMP’s equity-based incentive compensation program, which impacted G&A expenses by $7.0 million during the 2006 period and $5.9 million during the 2005 period. The higher compensation expense resulted from the increase in MMP’s unit price during 2006 and additional unit awards.

Interest expense, net of capitalized interest, declined by $5.2 million primarily due to lower average debt balances during the current period. The average consolidated debt outstanding, excluding fair value adjustments for interest rate hedges, decreased to $807.4 million during 2006 from $1,012.9 million during 2005 primarily due to the retirement of our term loan in December 2005. The weighted-average interest rate on consolidated borrowings, after giving effect to the impact of associated fair value hedges, increased to 6.7% for the 2006 period from 5.9% for the 2005 period primarily due to rising interest rates. The amount of capitalized interest in the current period associated with MMP’s capital spending program also increased, further reducing the net interest expense in 2006.

Interest income decreased by $3.3 million. The decline was attributable to our and MMP’s lower cash balances and our lower imputed interest income recognized on smaller amounts to be received pursuant to the May 2004 indemnification settlement. We will continue to recognize imputed interest income on amounts due under this settlement until July 2007, when the final scheduled payment should be received.

Minority interest expense increased $8.9 million. This increase primarily related to MMP’s improved financial results coupled with an increased percentage of MMP’s limited partner units being owned by the public in the 2006 period. During 2006, the public owned all of MMP’s limited partner units compared to 95% on average during the 2005 period.

The 2005 period included a $3.4 million write-off of unamortized debt placement costs related to our debt refinancings during first and second quarter 2005.

Net income for the nine months ended September 30, 2006 was $24.6 million compared to $10.7 million for the nine months ended September 30, 2005, an increase of $13.9 million.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities was $180.8 million and $203.0 million for the nine months ended September 30, 2006 and 2005, respectively. The $22.2 million decrease from 2005 to 2006 was primarily attributable to:

•	changes in inventory values which resulted in a decrease in cash from operating activities of $13.9 million. Inventories produced $0.1 million of cash in the 2005 period compared to the consumption of $13.8 million of cash in the 2006 period. The increase in inventories for the 2006 period is primarily due to a build of butane inventories, partially offset by lower product supply inventories, which reflect the lower product prices at the end of the current quarter; and

•	a decrease in accrued product purchases of $13.0 million in 2006 compared to an increase in 2005 of $1.7 million, which resulted in a $14.7 million decrease in cash from operating activities between the periods. The decrease is primarily due to the timing of invoices received from MMP’s suppliers.

These decreases were partially offset by increased net income of $13.9 million.

Net cash used by investing activities for the nine months ended September 30, 2006 and 2005 was $99.8 million and $33.9 million, respectively. During 2006, MMP spent $105.6 million for capital expenditures versus $118.0 million in 2005, including $55.3 million for the acquisition of MMP’s Wilmington, Delaware marine terminal. Of these amounts, total maintenance capital spending before indemnifications and reimbursements was $20.9 million and $17.7 million during the nine months ended September 30, 2006 and 2005, respectively. In 2005, sales of marketable securities by us and MMP, net of purchases, generated $108.1 million of cash. In addition, in 2005 we established a defeasance account of $24.2 million of restricted cash to fund certain obligations to MMP. Please see Capital Requirements below for further discussion of capital expenditures as well as maintenance capital amounts net of indemnifications.

Net cash used by financing activities for the nine months ended September 30, 2006 and 2005 was $116.5 million and $82.3 million. Cash used during 2006 primarily reflects $549.1 million of distributions by us to our owners and $112.5 million of distributions by MMP to its owners other than us and our affiliates, partially offset by $506.8 million of net proceeds from our initial public offering. Net borrowings under MMP’s revolving credit facility were $20.5 million. Capital contributions were $11.2 million and included reimbursements we received from the owner of our general partner of: (i) $4.2 million for our agreement to restore MMP’s incentive distribution rights to the same level as before October 2004, (ii) $3.0 million of costs we reimbursed MMP associated with our indemnification of $21.9 million of MMP’s environmental liabilities, (iii) $2.4 million for initial public offering costs we incurred, and (iv) $1.6 million for reimbursement of excess G&A expenses we made to MMP. Cash used during 2005 primarily reflects $414.3 million of distributions by us to our owners and $90.1 million of distributions by MMP to its owners other than us, partially offset by $400.2 million of net proceeds from the sale of a portion of the MMP limited partner units we owned and net borrowings under long-term notes of $25.0 million.

MMP’s general partner declared a quarterly distribution of $0.59 per MMP limited partner unit associated with the third quarter of 2006. Based on this declared distribution, we will receive $15.3 million related to our ownership of the general partner interest and incentive distribution rights in MMP. As a result, our general partner declared a quarterly distribution of $0.233 for each of our limited partner units for the third quarter of 2006. The total distribution to be paid on our 62.6 million outstanding limited partner units will be $14.6 million. If we continue to pay cash distributions at this current level and the number of outstanding units remains the same, we will pay total cash distributions of $58.4 million on an annual basis.

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

During third-quarter 2006, MMP spent maintenance capital of $6.8 million, excluding $1.9 million of spending that would have been covered by indemnifications settled in May 2004. For the nine months ended September 30, 2006, MMP has spent maintenance capital of $17.5 million, excluding $3.4 million of spending that would have been covered by the May 2004 indemnification settlement. Including the $20.0 million payment received on July 1, 2006, MMP has received $82.5 million to date under this settlement agreement. Please see Environmental below for additional discussion of this indemnification settlement.

For 2006, MMP expects to incur maintenance capital expenditures for its existing businesses of approximately $30.0 million, excluding $6.0 million for environmental projects that would have been covered by the indemnifications discussed above.

In addition to maintenance capital expenditures, MMP also incurs expansion capital expenditures at its existing facilities. For the three and nine months ended September 30, 2006, MMP spent cash of $29.9 million and $84.7 million, respectively, for organic growth projects. Based on projects currently underway or in advanced stages of development, MMP currently plans to spend approximately $140.0 million on organic growth capital during 2006, excluding future acquisitions, and approximately $115.0 million, collectively during 2007 and 2008 to complete these projects.

Liquidity

As of September 30, 2006, total debt reported on our consolidated balance sheet was $819.1 million, as described below. The difference between this amount and the $820.4 million face value of MMP’s outstanding debt, which is included in our consolidated financial statements, is due to adjustments associated with fair value hedges, unamortized discounts on its debt issuances and the unamortized fair value adjustments to MMP’s debt for the step-up accounting treatment we recorded when we acquired general and limited partner interests in MMP during 2003.

Our Debt

Affiliate note payable. In February 2006, we entered into a $5.0 million revolving credit facility with MGG Midstream Holdings, L.P., owner of our general partner, as the lender. The facility is available exclusively to fund our working capital borrowings. The borrowings under the facility mature on December 31, 2006 and bear interest at LIBOR plus 2.0%. We pay a commitment fee to MGG Midstream Holdings, L.P. on the unused portion of the working capital facility of 0.3% annually. As of September 30, 2006, no amounts were outstanding under this credit facility. We intend to renew this facility on substantially similar terms with MGG Midstream Holdings, L.P., or a similar facility with a financial institution.

Debt of MMP

Magellan Pipeline Notes. In connection with the long-term financing of MMP’s acquisition of Magellan Pipeline Company, L.P. (“Magellan Pipeline”), MMP and Magellan Pipeline entered into a note purchase agreement on October 1, 2002. As of September 30, 2006, $286.9 million of senior notes were outstanding pursuant to this agreement The maturity date of these notes is October 7, 2007, with a scheduled prepayment equal to 5% of the outstanding balance made on October 7, 2006. MMP guarantees payment of interest and principal by Magellan Pipeline. The notes are unsecured except for cash deposited monthly by Magellan Pipeline into a cash escrow account in anticipation of semi-annual interest payments. The weighted-average interest rate for the notes, including the impact of the swap of $250.0 million of the notes from fixed-rate to floating-rate debt and the effect of the amortization of the fair value adjustment on long-term debt, was 7.7% at September 30, 2006.

Revolving Credit Facility. In May 2006, MMP amended and restated its revolving credit facility to increase the borrowing capacity of the facility from $175.0 million to $400.0 million. In addition, the maturity of the facility was extended to May 2011, and the interest rate on borrowings under the facility was reduced from LIBOR plus a spread ranging from 0.6% to 1.5% based on MMP’s credit ratings to LIBOR plus a spread that ranges from 0.3% to 0.8% based on MMP’s credit ratings and amounts outstanding under the facility. Borrowings under this credit facility remain unsecured. As of September 30, 2006, $33.5 million was outstanding under this facility, and $1.1 million of the facility was obligated for letters of credit. The obligations for letters of credit are not reflected as debt on our consolidated balance sheets. As of September 30, 2006, the weighted-average interest rate on borrowings outstanding under this facility was 5.8%.

6.45% Senior Notes due 2014. On May 25, 2004, MMP sold $250.0 million of 6.45% senior notes due 2014 in an underwritten public offering at 99.8% of par. MMP received proceeds after underwriters’ fees and expenses of approximately $246.9 million. Including the impact of pre-issuance hedges associated with these notes, the effective interest rate on these notes at September 30, 2006 was 6.3%.

5.65% Senior Notes due 2016. On October 15, 2004, MMP sold $250.0 million of 5.65% senior notes due 2016 in an underwritten public offering as part of the long-term financing of the pipeline system assets MMP acquired in October 2004. The notes were issued at 99.9% of par, and MMP received proceeds after underwriters’ fees and expenses of approximately $247.6 million. Including the impact of pre-issuance hedges associated with these notes and the swap of $100.0 million of the notes from fixed-rate to floating-rate, the weighted-average interest rate on the notes at September 30, 2006 was 6.0%.

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

Interest Rate Derivatives. MMP utilizes interest rate derivatives to manage interest rate risk. MMP was engaged in the following interest-rate derivative transactions as of September 30, 2006:

•	In September 2006, MMP entered into $125.0 million of forward starting interest rate swap agreements to hedge against variability of future interest payments on a portion of the debt MMP anticipates issuing no later than October 2007. Proceeds of the anticipated debt issuance will be used to refinance the Magellan Pipeline notes, which mature in October 2007. The agreements have a 30-year term, which matches the expected tenor of the anticipated debt. The effective date of the agreements is October 9, 2007, at which time the agreements require a mandatory cash settlement. The fixed rate provided in the agreements is 5.3%;

•	In October 2004, MMP entered into a $100.0 million interest rate swap agreement to hedge against changes in the fair value of a portion of MMP’s 5.65% senior notes due 2016. This agreement effectively changes the interest rate on $100.0 million of those notes to a floating rate of six-month LIBOR plus 0.6%, with LIBOR set in arrears. This swap agreement expires on October 15, 2016, the maturity date of the 5.65% senior notes; and

•	In May 2004, MMP entered into $250.0 million of interest rate swap agreements to hedge against changes in the fair value of a portion of the Magellan Pipeline senior notes. These agreements effectively change the interest rate on $250.0 million of the senior notes from a fixed rate of 7.7% to a floating rate of six-month LIBOR plus 3.4%, with LIBOR set in arrears. These swap agreements expire on October 7, 2007, the maturity date of the Magellan Pipeline senior notes.

Credit Ratings. MMP’s current credit ratings are BBB by Standard and Poor’s and Baa3 by Moody’s Investor Services. We do not currently have and are not currently intending to obtain a credit rating by any of the rating agencies.

Environmental

Various governmental authorities in the jurisdictions in which MMP conducts its operations subject it to environmental laws and regulations. MMP has accrued liabilities for estimated site restoration costs to be incurred in the future at its facilities and properties, including liabilities for environmental remediation obligations at various sites where MMP has been identified as a possible responsible party. Under its accounting policies, MMP records liabilities when site restoration and environmental remediation obligations are either known or considered probable and can be reasonably estimated. The determination of amounts recorded for environmental liabilities involve significant judgments and assumptions by management. Due to the inherent uncertainties involved in determining environmental liabilities, it is reasonably possible that the actual amounts required to extinguish these liabilities could be materially different from those MMP has recognized.

Prior to May 2004, Williams provided indemnifications to MMP for assets MMP had acquired from Williams. In May 2004, we and MMP entered into an agreement with Williams under which Williams agreed to pay MMP $117.5 million to release Williams from those indemnification obligations. Including the $20.0 million payment received on July 1, 2006, MMP has received $82.5 million pursuant to this agreement and expects to receive the remaining balance of $35.0 million on July 1, 2007. As of September 30, 2006, known liabilities that would have been covered by these indemnifications were $47.1 million. In addition, MMP has spent $26.6 million through September 30, 2006 that would have been covered by these indemnifications, including $10.3 million of capital costs.

During the third quarter of 2006, MMP entered into an agreement with a contractor to mitigate against the risk of increases in certain of MMP’s existing environmental liabilities. The agreement requires that the contractor assume responsibility for the environmental remediation of certain sites and purchase cost cap insurance from an insurance company. MMP is an additional named insured under that policy, and is required to pay the related insurance premium. In connection with this agreement, MMP increased the related environmental liabilities by $2.9 million to equal the discounted value of the cash payments to be made to the contractor pursuant to the agreement, and recorded $2.2 million of expense to reflect risk and insurance premiums paid for a total charge of $5.1 million in the current quarter. MMP adjusted the environmental liabilities associated with these sites to the discounted amount of the cash payments to be made to this contractor because the amount and timing of cash payments to be made are reliably determinable.

At the time of our investment in MMP, we assumed obligations to indemnify MMP for $21.9 million of known environmental liabilities. Our remaining indemnification obligation on September 30, 2006 was $0.2 million. We have entered into a reimbursement agreement under which the owner of our general partner will reimburse us for our obligations to indemnify MMP for these environmental liabilities.

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

Other Items

Pipeline tariff increase. The Federal Energy Regulatory Commission (“FERC”) regulates the rates charged on interstate common carrier pipeline operations primarily through an index methodology, which establishes the maximum amount by which tariffs can be adjusted. The FERC reviews this approved methodology on a periodic basis. Until recently, the annual adjustment was equal to the annual change in the producer price index for finished goods (“PPI-FG”). During March 2006, the FERC approved the methodology of PPI-FG plus 1.3% for the annual adjustment related to the next five year period, commencing July 1, 2006. Based on an actual annual change in PPI-FG of approximately 4.8%, the 2006 mid-year adjustment resulted in an allowed increase on indexed tariffs of approximately 6.1%. MMP increased a significant majority of its published tariffs by approximately 6.1% effective July 1, 2006.

Galena Park marine terminal expansion. During late 2005 and early 2006, MMP executed a series of long-term terminalling agreements with several customers pursuant to which it will construct 30 new storage tanks at its Galena Park, Texas marine terminal. Tank construction has begun and MMP expects the new tanks to be placed into service at intervals during 2006, 2007 and 2008. MMP believes these new agreements will significantly contribute to its results of operations and cash flows once construction is complete and the 30 new tanks have been placed into service.

Unrecognized product gains. MMP’s operations generate product overages and shortages. When MMP experiences net product shortages, it recognizes expense for those losses in the period in which they occur. When MMP experiences product overages, it has product on hand for which MMP has no cost basis. Therefore, these overages are not recognized in our or MMP’s financial statements until the associated barrels are either sold or used to offset product losses. The net unrecognized product overages for MMP’s operations had a market value of approximately $6.1 million as of September 30, 2006. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

State tax issues. Texas legislators recently passed a law that, without amendment, will impose a partnership-level tax beginning in 2007 based on the financial results of MMP’s assets apportioned to the state of Texas. While MMP currently expects its tax obligation to be less than $3.0 million per year, this tax will impact the amount of cash available for MMP to pay as distributions to its unitholders, including us. If other states create a similar tax, the impact could be material to our results of operations or cash flows.

Affiliate transactions. In June 2003, we entered into a services agreement with MMP pursuant to which we agreed to provide the employees necessary to conduct MMP’s operations. MMP reimbursed us for all payroll and benefit costs we incurred through December 24, 2005, subject to our G&A expense limitation agreement with MMP. On December 24, 2005, all of our employees were transferred to our general partner and our services agreement with MMP was terminated and a new services agreement between MMP and our general partner was executed. As a result, MMP now reimburses our general partner for those costs. Also in June 2003, we entered into an agreement with MMP whereby we agreed to reimburse MMP for G&A expenses, excluding equity-based compensation, in excess of a defined G&A cap. We were not required to reimburse G&A costs to MMP during third quarter 2006 as MMP’s actual costs were below the cap amount but we have reimbursed $0.9 million for the nine months ended September 30, 2006 and $1.0 million and $2.7 million for the three and nine months ended September 30, 2005, respectively.

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

MGG Midstream Holdings, L.P. initially escrowed $20.3 million to satisfy its obligations to us under this reimbursement agreement. Through September 30, 2006, MGG Midstream Holdings, L.P. has reimbursed us $10.7 million under this agreement.

In accordance with our partnership agreement, we reimburse our general partner for all G&A costs it incurs on our behalf. For the three months ended September 30, 2006, these costs were $0.1 million and for the period from February 15, 2006 (the date we completed an initial public offering of our limited partner units) through September 30, 2006, these costs were $0.4 million.

In March 2004, MMP acquired a 50% ownership interest in a crude oil pipeline company. MMP earns a fee to operate this pipeline which was $0.5 million for both the nine months ended September 30, 2006 and 2005. MMP reports these fees as affiliate management fee revenue on its consolidated statements of operations.

Related party transactions. We are partially owned by an affiliate of CRF. As of September 30, 2006, two members of the seven-member board of directors for our general partner and two members of Magellan GP, LLC’s eight-member board of directors were nominees of CRF. The boards of directors of our general partner and MMP’s general partner have adopted a policy to address board of director conflicts of interests. In compliance with this policy, CRF has adopted procedures internally to assure that our and MMP’s proprietary and confidential information is protected from disclosure to competing companies in which CRF owns an interest. As part of these procedures, none of the nominees of CRF will serve on the boards of directors for our or MMP’s general partner and on the boards of directors of competing companies in which CRF owns an interest.

On January 25, 2005, affiliates of CRF acquired general and limited partner interests in SemGroup, L.P. (“SemGroup”). CRF’s total combined general and limited partner interests in SemGroup are approximately 30%. One of the members of the seven-member board of directors of SemGroup’s general partner is a nominee of CRF, with three votes on that board.

MMP is a party to a number of transactions with SemGroup and its affiliates. For the three and nine months ended September 30, 2006, MMP recognized revenues from SemGroup related to the sale of petroleum products of $39.0 million and $100.1 million, respectively; terminalling and other services of $0.7 million and $3.7 million, respectively; and leased storage tanks of $0.8 million and $2.5 million, respectively. For the three months ended September 30, 2005 and the period from January 25, 2005 through September 30, 2005, MMP recognized revenues from SemGroup related to the sale of petroleum products of $35.3 million and $86.2 million, respectively; terminalling and other services of $1.6 million and $4.2 million, respectively; and leased storage tanks of $0.8 million and $2.0 million, respectively. MMP also provides common carrier transportation services to SemGroup.

Additionally, during the three and nine months ended September 30, 2006, MMP recognized product purchases from SemGroup of $10.9 million and $31.7 million, respectively, and expenses for leased storage tanks of $0.3 million and $0.8 million, respectively. During the three months ended September 30, 2005 and the period from January 25, 2005 through September 30, 2005, MMP recognized product purchases from SemGroup of $12.2 million and $45.7 million, respectively, and expenses for leased storage tanks of $0.3 million and $0.8 million, respectively.

In February 2006, MMP signed an agreement with an affiliate of SemGroup under which MMP agreed to construct two 200,000 barrel tanks on MMP’s property at El Dorado, Kansas, to sell these tanks to SemGroup’s affiliate and to lease these tanks back for a 10-year period. Through September 30, 2006, MMP has received $4.5 million associated with this transaction from SemGroup’s affiliate, which was reported as prepaid construction costs from related party on our consolidated statements of cash flows. In conjunction with this agreement, MMP received a three-year throughput commitment from SemGroup.

As of September 30, 2006, MMP had recognized a receivable of $6.4 million from and a payable of $0.8 million to SemGroup and its affiliates.

During the second quarter of 2006, an affiliate of CRF announced that it, along with a group of other investors, made an offer to acquire Kinder Morgan, Inc. Among other assets, Kinder Morgan, Inc. owns the general partner interest of Kinder Morgan Energy Partners, L.P., a publicly traded partnership engaged in the transportation and distribution of petroleum products and natural gas that is an MMP customer and competes with MMP in various markets that it serves. Once this acquisition is complete, all transactions between MMP and Kinder Morgan, Inc. and its affiliates might become related party transactions.

CRF also has an ownership interest in the general partner of Buckeye Partners, L.P. (“Buckeye”). MMP does not have a significant relationship with Buckeye and does not have extensive operations in the geographic areas primarily served by Buckeye.

During May 2005, John P. DesBarres was appointed as an independent director of Magellan GP, LLC. Mr. DesBarres also serves as a board member for American Electric Power Company, Inc. (“AEPC”) of Columbus, Ohio. During the three months ended September 30, 2005, and for the period May 1, 2005, through September 30, 2005, MMP’s operating expenses included $0.7 million and $1.1 million, respectively, of costs that it incurred with Public Service Company of Oklahoma (“PSO”), a subsidiary of AEPC. During the three and nine months ended September 30, 2006, MMP’s operating expenses included $0.8 million and $2.3 million, respectively, of costs it incurred with PSO.

Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, we receive 50% of any incremental cash distributed per limited partner unit. As of September 30, 2006, the executive officers of our general partner and MMP’s general partner collectively owned approximately 6% of MGG Midstream Holdings, L.P., which owns our general partner and approximately 65% of our limited partner units, and therefore also indirectly benefit from these distributions. Assuming MMP has sufficient available cash to continue to pay distributions on all of its outstanding units for four quarters at its current quarterly distribution level of $0.59 per unit, we would receive distributions of approximately $61.3 million on our combined 2% general partner interest and incentive distribution rights.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We estimate the impact of adopting this Statement to our consolidated balance sheets will be an increase to our long-term affiliate pension and benefits liabilities with an offsetting reduction to other comprehensive income of approximately $13.0 million at December 31, 2006. We do not expect our consolidated statements of operations and cash flows to be materially impacted from the adoption of this Statement. Further, adoption of this standard will have no impact on our ability to comply with our debt covenants.

In September, the FASB also adopted SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement will affect our disclosures but is not expected to have a material impact on our consolidated statements of operations, balance sheets or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MMP may be exposed to market risk through changes in commodity prices and interest rates. MMP has established policies to monitor and control these market risks. MMP also enters into derivative agreements to help manage its exposure to commodity price and interest rate risks.

As of September 30, 2006, MMP had $33.5 million outstanding on its variable rate revolving credit facility. MMP had no other variable rate debt outstanding; however, because of certain interest rate swap agreements discussed below, MMP is exposed to interest rate market risk on an additional $350.0 million of its debt. Considering these interest rate swap agreements and the amount outstanding on its revolving credit facility as of September 30, 2006, MMP’s annual interest expense would change by $1.0 million if LIBOR were to change by 0.25%.

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

In September 2006, MMP entered into $125.0 million of forward starting interest rate swap agreements to hedge against variability of future interest payments on a portion of the debt MMP anticipates issuing no later than October 2007. Proceeds of the anticipated debt issuance will be used to refinance the Magellan Pipeline notes, which mature in October 2007. The agreements have a 30-year term, which matches the expected tenor of the anticipated debt. Under the terms of the agreements, MMP will receive a variable rate equal to three-month LIBOR and pay a fixed rate of 5.3%. The effective date of the agreements is October 9, 2007, at which time the agreements require a mandatory cash settlement.

As of September 30, 2006, MMP had entered into futures contracts, qualifying as normal purchases, for the purchase of approximately 0.2 million barrels of petroleum products. The notional value of these agreements, with maturities from October 2006 through November 2006, was approximately $11.5 million.

As of September 30, 2006, MMP had entered into futures contracts, qualifying as normal sales, for the sale of approximately 0.6 million barrels of petroleum products. The notional value of these agreements, with maturities from October 2006 through December 2006, was approximately $42.4 million.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2001, the EPA pursuant to Section 308 of the Act served an information request to a former affiliate with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on Magellan Pipeline, which MMP subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. MMP responded to the March 2004 information request in a timely manner and has entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. MMP has accrued an amount for this matter based on its best estimates that is less than $22.0 million. Due to the uncertainties described above, it is reasonably possible that the amounts MMP has recorded for this environmental liability could change in the near term. Management is unable to determine with any accuracy what those amounts could be and they could be material to our results of operations and cash flows.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma, on November 6, 2006.

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