Form 10-K
period 2006-12-31
MAGELLAN MIDSTREAM HOLDINGS LP
filed 2007-02-28
CIK 1246263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

The aggregate market value of the registrant’s voting and non-voting common units held by non-affiliates computed by reference to the price at which the common units were last sold as of June 30, 2006 was $458,700,000.

As of February 27, 2007, there were 62,646,551 common units outstanding.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

FORM 10-K

PART I

ITEM 1.	Business

(a) General Development of Business

We were formed as a limited partnership under the laws of the State of Delaware in April 2003 to acquire ownership interests in Magellan GP, LLC and Magellan Midstream Partners, L.P. (“MMP”), a publicly traded limited partnership. Our ticker symbol on the New York Stock Exchange is "MGG." Our general partner is Magellan Midstream Holdings GP, LLC (“MGG GP”), which is a Delaware limited liability company. Magellan GP, LLC currently owns an approximate 2% general partner interest and the incentive distribution rights in MMP. We acquired Magellan GP, LLC in June 2003.

Our sole ownership of Magellan GP, LLC currently provides us with an approximate 2% general partner interest in MMP. Our general partner interest gives us control of MMP as the limited partners of MMP cannot dissolve MMP, are limited in their ability to remove Magellan GP, LLC as general partner of MMP and do not possess substantive participating rights in MMP’s operations. Therefore, our consolidated financial statements include the assets, liabilities and cash flows of both Magellan GP, LLC and MMP.

On November 10, 2005, we filed a registration statement on Form S-1 with the Securities and Exchange Commission related to an initial public offering of our common units representing limited partner interests in us (“limited partner units”). In February 2006, we sold 22,000,000 limited partner units, or approximately 35% of our total outstanding limited partner units, to the public. MGG Midstream Holdings, L.P., an affiliate, owns approximately 65% of our limited partner units and is the sole member of our general partner.

(b) Financial Information About Segments

See Part II—Financial Statements and Supplementary Data.

(c) Narrative Description of Business

Magellan Midstream Holdings, L.P.

We own and control Magellan GP, LLC, which is the general partner of MMP. MMP is principally engaged in the transportation, storage and distribution of refined petroleum products. A description of MMP’s business activities is provided below under the caption “Magellan Midstream Partners, L.P.” Our only cash-generating asset is our ownership interest in MMP’s general partner, which owns the following:

•	The general partner interest in MMP, which currently entitles us to receive approximately 2% of the cash distributed by MMP; and

•

100% of the incentive distribution rights in MMP, which entitle us to receive increasing percentages, up to a maximum of 48%, of any incremental cash distributed by MMP per MMP’s common unit representing limited partnership interest in it (“MMP limited partner unit”) as certain target distribution levels are reached in excess of $0.288750 per MMP unit in any quarter.

Our primary objective is to increase distributable cash flow to our unitholders through our ownership of the general partner interest and incentive distribution rights in MMP. To achieve this objective, we manage MMP to successfully execute MMP’s business strategy, which includes continued growth through strategic acquisitions and expansion projects that enable cash distributions to be increased over time.

Incentive distribution rights entitle us to receive increasing percentages of any incremental cash distributed per limited partner unit by MMP as certain target distribution levels are reached in excess of $0.288750 per MMP limited partner unit in any quarter. Until January 26, 2007, the percentage allocations of distributions among the owners of MMP at the target distribution levels contained in MMP’s partnership agreement were as follows:

MMP Quarterly Distribution Per Unit	Distributions to MMP’s Limited Partners as a Percentage of Total Distributions	Distributions to Us as a Percentage of Total Distributions
		General Partner Interest	Incentive Distribution Rights
up to $0.288750	98%	2%	0%
above $0.288750 up to $0.328125	85%	2%	13%
above $0.328125 up to $0.393750	75%	2%	23%
above $0.393750	50%	2%	48%

See Note 24—Subsequent Events in the accompanying consolidated financial statements for a discussion of changes in the percentage of distributions paid by MMP to its limited and general partner interests that occurred on January 26, 2007.

For the quarter ended December 31, 2006, MMP declared and paid a distribution of $0.6025 per MMP limited partner unit, which entitled us to receive 50%, including our approximate 2.0% general partner interest, of the incremental cash distribution per MMP limited partner unit from MMP in excess of its highest target distribution level of $0.39375 per MMP limited partner unit. This distribution was paid on February 14, 2007, of which $1.1 million was paid to us in connection with our general partner interest and $15.1 million was paid to us in connection with our incentive distribution rights.

Our Management

MGG GP, our general partner, manages our operations and activities, including, among other things, establishing the quarterly cash distribution levels for our limited partner units and any reserves it believes prudent to maintain for the proper conduct of our business. Our general partner does not receive any management fee or other compensation in connection with its management of our business but is entitled to be reimbursed for all direct and indirect expenses incurred on our behalf.

We control and manage MMP through our ownership of its general partner, Magellan GP, LLC. The officers of our general partner, MGG GP, are also officers of Magellan GP, LLC, and our general partner’s employees operate MMP. Four of our directors are affiliated with the owner of our general partner and are also directors of Magellan GP, LLC. Three of our directors are independent directors as defined by the New York Stock Exchange, and we currently have one vacant board seat. We recommend for nomination the directors of Magellan GP, LLC and the unitholders of MMP elect these directors. The board of Magellan GP, LLC is responsible for overseeing Magellan GP, LLC’s role as the general partner of MMP and we, as the sole member of Magellan GP, LLC, must also approve matters that have or would be reasonably expected to have a material effect on our interest as the sole member of Magellan GP, LLC. We also have exclusive authority over the business and affairs of Magellan GP, LLC other than its role as the general partner of MMP.

Magellan Midstream Partners, L.P.

Overview

Magellan Midstream Partners, L.P. is a publicly traded Delaware limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products.

As of December 31, 2006, MMP’s assets consisted of:

•

an 8,500-mile petroleum products pipeline system, including 45 petroleum products terminals, serving the mid-continent region of the United States, referred to as the petroleum products pipeline system;

•	seven petroleum products terminal facilities located along the United States Gulf and East Coasts, referred to as marine terminal facilities;

•	29 petroleum products terminals located principally in the southeastern United States, referred to as inland terminals; and

•	an 1,100-mile ammonia pipeline system serving the mid-continent region of the United States.

Petroleum Products Industry Background

The United States petroleum products transportation and distribution system links oil refineries to end-users of gasoline and other petroleum products and is comprised of a network of pipelines, terminals, storage facilities, tankers, barges, rail cars and trucks. For transportation of petroleum products, pipelines are generally the lowest-cost alternative for intermediate and long-haul movements between different markets. Throughout the distribution system, terminals play a key role in moving products to the end-user markets by providing storage, distribution, blending and other ancillary services. Petroleum products transported, stored and distributed through MMP’s petroleum products pipeline system and petroleum products terminals include:

•

refined petroleum products, which are the output from refineries and are primarily used as fuels by consumers. Refined petroleum products include gasoline, diesel fuel, aviation fuel, kerosene, distillates and heating oil;

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

The Gulf Coast region is a significant supply source for MMP’s facilities and is a major hub for petroleum refining. According to the “Petroleum Supply Annual for 2005” published by the Energy Information Administration (“EIA”), the Gulf Coast region accounted for approximately 41% of total U.S. daily refining capacity and 64% of U.S. refining capacity expansion from 1999 to 2005. The growth in Gulf Coast refining capacity has resulted in part from consolidation in the petroleum industry to take advantage of economies of scale from operating larger, concentrated refineries.

MMP’s Operations

PETROLEUM PRODUCTS PIPELINE SYSTEM

MMP’s common carrier petroleum products pipeline system extends 8,500 miles and covers a 13-state area, extending from the Gulf Coast refining region of Texas through the Midwest to Colorado, North Dakota, Minnesota and Illinois. MMP’s pipeline system transports petroleum products and LPGs and includes 45 terminals. The products transported on MMP’s pipeline system are largely transportation fuels, and in 2006 were comprised of 53% gasoline, 37% distillates (which include diesel fuels and heating oil) and 10% LPGs and aviation fuel. Product originates on MMP’s pipeline system from direct connections to refineries and interconnections with other interstate pipelines for transportation and ultimate distribution to retail gasoline stations, truck stops, railroads, airports and other end-users. The petroleum products pipeline system segment accounted for 83%, 89% and 86% of consolidated total revenues for the years ended December 31, 2004, 2005 and 2006, respectively. See Note 18—Segment Disclosures in the accompanying consolidated financial statements for financial information about MMP’s petroleum products pipeline system segment.

MMP’s petroleum products pipeline system is dependent on the ability of refiners and marketers to meet the demand for refined petroleum products and LPGs in the markets it serves through their shipments on MMP’s pipeline system. According to statistics provided by the EIA, the demand for refined petroleum products in the primary market areas served by MMP’s petroleum products pipeline system, known as Petroleum Administration for Defense District (“PADD”) II, is expected to grow at an average rate of approximately 1.3% per year over the next 10 years. The total production of refined petroleum products from refineries located in PADD II is currently insufficient to meet the demand for refined petroleum products in PADD II. The excess PADD II demand has been and is expected to be met largely by imports of refined petroleum products via pipelines from Gulf Coast refineries that are located in PADD III, which represents the Gulf Coast region, and, to a lesser degree, from expansion of PADD II refineries.

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

MMP’s petroleum products pipeline system has experienced increased shipments over each of the last three years, with total shipments increasing by 18% from 2004 to 2006. These volume increases are a result of MMP’s October 2004 petroleum products pipeline system acquisition as well as overall market demand growth, development projects on MMP’s system and incentive agreements with shippers utilizing its system. The operating statistics below reflect MMP’s petroleum products pipeline system’s operations for the periods indicated:

	Year Ended December 31,
	2004	2005	2006
Shipments (thousands of barrels):
Refined products
Gasoline	140,320	161,204	164,548
Distillates	89,614	106,137	113,217
Aviation fuel	16,709	21,792	21,100
LPGs	8,385	8,520	9,812

Total product shipments	255,028	297,653	308,677

Capacity leases	25,324	25,234	21,605

Total shipments, including capacity leases	280,352	322,887	330,282

Daily average (thousands of barrels)	766	885	905

The maximum number of barrels MMP’s petroleum products pipeline system can transport per day depends upon the operating balance achieved at a given time between various segments of its pipeline system. This balance is dependent upon the mix of petroleum products to be shipped and the demand levels at the various delivery points. MMP believes that it will be able to accommodate anticipated demand increases in the markets it serves through expansions or modifications of its petroleum products pipeline system, if necessary.

Operations. MMP’s petroleum products pipeline system is the largest common carrier pipeline for refined petroleum products and LPGs in the United States in terms of pipeline miles. Through direct refinery connections and interconnections with other interstate pipelines, MMP’s system can access more than 40% of the refinery capacity in the continental United States. In general, MMP does not take title to the petroleum products it transports except with respect to a specific product supply agreement that it assumed in October 2004 and its petroleum products blending and fractionation operations, as well as in connection with the operation of its pipeline and terminals.

In 2006, MMP’s petroleum products pipeline system generated 79% of its revenue, excluding product sales revenues, through transportation tariffs on volumes shipped. These transportation tariffs vary depending upon where the product originates, where ultimate delivery occurs and any applicable discounts. All interstate transportation rates and discounts are in published tariffs filed with the Federal Energy Regulatory Commission (“FERC”). Included as a part of these tariffs are charges for terminalling and storage of products at 38 of MMP’s pipeline system’s 45 terminals. Revenues from terminalling and storage at MMP’s other seven terminals are at privately negotiated rates.

In 2006, MMP’s petroleum products pipeline system generated the remaining 21% of its revenues, excluding product sales revenues, from leasing pipeline and storage tank capacity to shippers and from providing product and other services such as ethanol unloading and loading, additive injection, custom blending, laboratory testing and data services to shippers, which are performed under a mix of “as needed,” monthly and long-term agreements. MMP also receives fees for operating pipelines for others. In January 2004, MMP began serving as a subcontractor for the operation of Longhorn Partners Pipeline, L.P., and in April 2005, MMP took over as operator. In March 2004, MMP began operating the Osage Pipeline system.

Product sales revenues for the petroleum products pipeline system primarily result from: (i) a third-party supply agreement assumed as part of the pipeline system MMP acquired in October 2004 and (ii) the sale of products that are produced from MMP’s petroleum products blending operation and from fractionating transmix. MMP takes title to the products related to these activities, which benefited from high petroleum prices in the last two years. Although the revenues generated from these activities were $265.0 million, $625.7 million and $643.6 million in 2004, 2005 and 2006, respectively, the difference between product sales and product purchases, which MMP believes better represents the importance of these activities, was $15.9 million, $46.9 million and $50.0 million in 2004, 2005 and 2006, respectively, as product purchases were $249.1 million, $578.8 million and $593.6 million in 2004, 2005 and 2006, respectively.

Facilities. MMP’s petroleum products pipeline system consists of an 8,500-mile pipeline with 45 terminals and includes more than 27.0 million barrels of aggregate usable storage capacity. The terminals deliver petroleum products primarily into tank trucks.

Petroleum Products Supply. Petroleum products originate from both refining and pipeline interconnection points along MMP’s pipeline system. In 2006, 53% of the petroleum products transported on MMP’s petroleum products pipeline system originated from 11 direct refinery connections and 47% originated from multiple interconnections with other pipelines.

As set forth in the table below, MMP’s system is directly connected to, and receives product from, 11 operating refineries.

Major Origins—Refineries (Listed Alphabetically)

Company	Refinery Location
Coffeyville Resources	Coffeyville, KS
ConocoPhillips	Ponca City, OK
Flint Hills Resources (Koch)	Pine Bend, MN
Frontier Oil Corporation	El Dorado, KS
Gary Williams Energy Corporation	Wynnewood, OK
Marathon Ashland Petroleum Company	St. Paul, MN
Murphy Oil USA, Inc.	Superior, WI
National Cooperative Refining Association	McPherson, KS
Sinclair Oil Corporation	Tulsa, OK
Sunoco, Inc.	Tulsa, OK
Valero Energy Corporation	Ardmore, OK

The most significant of MMP’s pipeline connections is to Explorer Pipeline in Glenpool, Oklahoma, which transports product from the large refining complexes located on the Texas and Louisiana Gulf Coast. MMP’s pipeline system is also connected to all Chicago, Illinois area refineries through the West Shore Pipe Line.

As set forth in the table below, MMP’s system is connected to multiple pipelines.

Major Origins—Pipeline Connections (Listed Alphabetically)

Pipeline	Connection Location	Source of Product
BP	Manhattan, IL	Whiting, IN refinery
Cenex	Fargo, ND	Laurel, MT refinery
CITGO	Drumright, OK	Various Gulf Coast refineries
ConocoPhillips	Kansas City, KS	Various Gulf Coast refineries (via Seaway/Standish Pipeline); Borger, TX refinery
Explorer	Glenpool, OK; Mt. Vernon, MO	Various Gulf Coast refineries
Kinder Morgan	Plattsburg, MO; Des Moines, IA; Wayne, IL	Bushton, KS storage and Chicago, IL area refineries
Mid-America (Enterprise)	El Dorado, KS	Conway, KS storage
Sinco	East Houston, TX	Deer Park, TX refinery
Valero L.P.	El Dorado, KS; Minneapolis, MN; Wynnewood, OK	Various OK & KS refineries; Mandan, ND refinery
West Shore	Chicago, IL	Various Chicago, IL area refineries

Customers and Contracts. MMP ships petroleum products for several different types of customers, including independent and integrated oil companies, wholesalers, retailers, railroads, airlines and regional farm cooperatives. End markets for these deliveries are primarily retail gasoline stations, truck stops, farm cooperatives, railroad fueling depots and military and commercial jet fuel users. Propane shippers include wholesalers and retailers who, in turn, sell to commercial, industrial, agricultural and residential heating customers, as well as utilities who use propane as a fuel source. Published tariffs serve as contracts and shippers nominate the volume to be shipped up to a month in advance. In addition, MMP enters into supplemental agreements with shippers that commonly result in volume and/or term commitments by shippers in exchange for reduced tariff rates or capital expansion commitments on its part. These agreements have remaining terms ranging from one to ten years. Approximately 57% of the shipments in 2006 were subject to these supplemental agreements. While many of these agreements do not represent guaranteed volumes, they do reflect a significant level of shipper commitment to MMP’s petroleum products pipeline system.

For the year ended December 31, 2006, MMP’s petroleum products pipeline system had approximately 50 transportation customers. The top 10 shippers included several independent refining companies, integrated oil companies and one farm cooperative, and revenues attributable to these top 10 shippers for the year ended December 31, 2006 represented 34% of total revenues for MMP’s petroleum products pipeline system and 52% of revenues excluding product sales.

Product sales are primarily to trading and marketing companies. The most significant of these sales relate to a third-party supply agreement, which expires in 2018. Under this agreement, MMP is obligated to supply approximately 400,000 barrels of petroleum products per month to one of its customers.

Markets and Competition. In certain markets, barge, truck or rail provide an alternative source for transporting refined products; however, pipelines are generally the lowest-cost alternative for petroleum product movements between different markets. As a result, the pipeline system’s most significant competitors are other pipelines that serve the same markets.

Competition with other pipeline systems is based primarily on transportation charges, quality of customer service, proximity to end users and longstanding customer relationships. However, given the different supply sources on each pipeline, pricing at either the origin or terminal point on a pipeline may outweigh transportation costs when customers choose which line to use.

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

In 2007, government mandates will require that fuel marketers in the United States blend up to 4.7 billion gallons of renewable fuels (primarily ethanol), growing to 7.5 billion gallons by 2012. Furthermore, federal legislators are evaluating increasing these requirements. Ethanol producers are responding to these mandates by significantly increasing their capacity for production of ethanol. Due to concerns regarding corrosion and product contamination, pipelines have generally not shipped ethanol, with a majority of the ethanol being shipped by railroad or truck. The increased use of ethanol has and will continue to compete with shipments on pipeline systems. However, terminals on pipeline systems, including MMP’s, provide the necessary infrastructure to blend ethanol with refined products. MMP earns revenues for these services that to date have been more than sufficient to offset reduced pipeline shipments, if any, of refined products while also producing an attractive return on the investments made in blending infrastructure.

PETROLEUM PRODUCTS TERMINALS

Within its petroleum products terminals network, MMP operates two types of terminals: marine terminals and inland terminals. MMP’s marine terminals are located in close proximity to refineries and are large storage and distribution facilities that handle refined petroleum products, blendstocks, ethanol, heavy oils, feedstocks, crude oil and condensate. MMP’s inland terminals are primarily located in the southeastern United States along third-party pipelines such as those operated by Colonial Pipeline Company (“Colonial”), Explorer Pipeline

Company (“Explorer”), Plantation Pipe Line Company (“Plantation”) and TEPPCO Partners, L.P. (“TEPPCO”). MMP’s facilities receive products from pipelines and distribute them to third parties at the terminals, which in turn deliver them to end users such as retail outlets. Because these terminals are unregulated, the marketplace determines the prices MMP can charge for its services. In general, MMP does not take title to the products that are stored in or distributed from its terminals. MMP’s petroleum products terminals segment accounted for 15%, 10% and 13% of consolidated total revenues in 2004, 2005 and 2006, respectively. See Note 18—Segment Disclosures in the accompanying consolidated financial statements for financial information about MMP’s petroleum products terminals segment.

Marine Terminals

MMP owns and operates seven marine terminals, including five marine terminals located along the U.S. Gulf Coast. MMP’s marine terminals are large storage and distribution facilities, with an aggregate storage capacity of approximately 22.0 million barrels, which provide inventory management, storage and distribution services for refiners and other large end users of petroleum products.

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

MMP’s marine terminals generate fees primarily through providing long-term or spot demand storage services and inventory management for a variety of customers. Refiners and chemical companies will typically use MMP’s marine terminals because their facilities are inadequate, either because of size constraints or the specialized handling requirements of the stored product. MMP also provides storage services and inventory management to various industrial end users, marketers and traders that require access to large storage capacity.

Customers and Contracts. MMP has long-standing relationships with oil refiners, suppliers and traders at its facilities. During 2006, approximately 97% of MMP’s marine terminal capacity was utilized. As of December 31, 2006, approximately 90% of MMP’s usable marine storage capacity was under long-term contracts with remaining terms in excess of one year or that renew on an annual basis. MMP has entered into two storage agreements pursuant to which it receives a discounted storage rate fee plus a variable-rate terminalling fee that is based on a percentage of the net profits from trading activities conducted by certain of its customers. If MMP’s customer’s trading profits fall below a specified amount or are negative, its variable-rate terminalling fee will be zero. However, if MMP’s customer’s trading activities result in profit, MMP’s variable-rate terminalling fee will be its share of those trading profits above a specified amount.

Markets and Competition. MMP believes that the continued strong demand for its marine terminals results from its cost-effective distribution services and key transportation links, providing a stable base of storage fee revenues. The additional heating and blending services that MMP provides at its marine terminals attract additional demand for its storage services and result in increased revenue opportunities. Demand can also be influenced by projected changes in and volatility of petroleum product prices.

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

Inland Terminals

MMP owns and operates a network of 29 refined petroleum products terminals located primarily in the southeastern United States. MMP wholly owns 26 of the 29 terminals in its portfolio. MMP’s terminals have a combined capacity of almost 6.0 million barrels. MMP’s customers utilize these facilities to take delivery of refined petroleum products transported on major common carrier interstate pipelines. The majority of MMP’s inland terminals connect to the Colonial, Explorer, Plantation or TEPPCO pipelines, and some facilities have multiple pipeline connections. During 2006, gasoline represented approximately 58% of the product volume distributed through MMP’s inland terminals, with the remaining 42% consisting of distillates.

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

MMP generates revenues by charging its customers a fee based on the amount of product it delivers through its inland terminals. MMP charges these fees when it delivers the product to its customers and loads the product into a truck or rail car. In addition to throughput fees, MMP generates revenues by charging its customers a fee for injecting additives into gasoline, diesel and aviation fuel, and for filtering jet fuel.

Customers and Contracts. MMP enters into contracts with customers that typically last for one year with a continuing one-year renewal provision. A number of these contracts contain a minimum throughput provision that obligates the customer to move a minimum amount of product through MMP’s terminals or pay for terminal capacity reserved but not used. MMP’s customers include retailers, wholesalers, exchange transaction customers and traders.

Markets and Competition. MMP competes with other independent terminal operators as well as integrated oil companies on the basis of terminal location and versatility, services provided and price. MMP’s competition primarily comes from distribution companies with marketing and trading arms, independent terminal operators and refining and marketing companies.

AMMONIA PIPELINE SYSTEM

MMP owns an 1,100-mile common carrier ammonia pipeline system. MMP’s pipeline system transports ammonia from production facilities in Texas and Oklahoma to terminals in the Midwest. The ammonia that MMP transports is primarily used as a nitrogen fertilizer, an important element for maintenance of high crop yields. Ammonia is the primary feedstock for the production of upgraded nitrogen fertilizers and chemicals. The ammonia pipeline system segment accounted for 2% of consolidated revenues in 2004 and 1% in both 2005 and 2006. See Note 18—Segment Disclosures in the accompanying consolidated financial statements for financial information about the ammonia pipeline system segment.

Operations. MMP generates more than 90% of its ammonia pipeline system revenues through transportation tariffs. These tariffs are “postage stamp” tariffs, which means that each shipper pays a defined rate per ton of ammonia shipped regardless of the distance that ton of ammonia travels on MMP’s pipeline. In addition to transportation tariffs, MMP also earns revenue by charging its customers for services at the six terminals it owns. MMP does not produce or trade ammonia, and it does not take title to the ammonia it transports. A third-party pipeline company provides the operating services and a portion of the general and administrative services for MMP’s ammonia pipeline system under an operating agreement it has with MMP.

Facilities. MMP’s ammonia pipeline is one of two ammonia pipelines operating in the United States and has a maximum annual delivery capacity of approximately 900,000 tons. MMP’s ammonia pipeline system originates at production facilities in Borger, Texas and Enid and Verdigris, Oklahoma and terminates in Mankato, Minnesota. MMP transports ammonia to 13 delivery points along its ammonia pipeline system, including six terminals which it owns. The facilities at these points provide MMP’s customers with the ability to deliver ammonia to distributors who sell the ammonia to farmers and to store ammonia for future use. These facilities also provide MMP’s customers with the ability to remove ammonia from MMP’s pipeline for distribution to upgrade facilities that produce complex nitrogen compounds.

Customers and Contracts. MMP ships ammonia for three customers. Each of these customers has an ammonia production facility as well as related storage and distribution facilities connected to MMP’s ammonia pipeline. MMP has transportation agreements with its three customers which extend through June 2008. Each transportation contract contains a ship-or-pay mechanism whereby each of MMP’s customers has committed a tonnage that it expects to ship. The aggregate annual commitments from MMP’s customers for the period July 1, 2006 through June 30, 2007 are 525,000 tons. If a customer fails to ship its annual commitment, that customer must pay for the pipeline capacity it did not use.

Markets and Competition. Demand for nitrogen fertilizer has typically followed a combination of weather patterns and growth in population, acres planted and fertilizer application rates. Because natural gas is the primary feedstock for the production of ammonia, the profitability of MMP’s customers is impacted by natural gas prices. To the extent MMP’s customers are unable to pass on higher costs to their customers, they may reduce shipments through the ammonia pipeline system.

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

Major Customers

The percentage of revenues derived by customers that accounted for 10% or more of our consolidated total revenues is provided in the table below. Customers A, B and C are customers of both MMP’s petroleum products pipeline system and petroleum products terminals segments. Customer A purchased petroleum products from MMP pursuant to a third-party supply agreement MMP assumed in connection with its pipeline system acquisition in October 2004. In August 2006, this third-party supply agreement was assigned to Customer B. No other customer accounted for more than 10% of MMP’s consolidated total revenues for 2004, 2005 or 2006. In general, accounts receivable from these customers are due within 10 days. In addition, MMP uses letters of credit and cash deposits from these customers to mitigate its credit exposure.

	2004	2005	2006
Customer A	13%	42%	29%
Customer B	0%	0%	18%
Customer C	19%	9%	11%

Total	32%	51%	58%

Tariff Regulation

Interstate Regulation. MMP’s petroleum products pipeline system’s interstate common carrier pipeline operations are subject to rate regulation by the FERC under the Interstate Commerce Act, the Energy Policy Act of 1992 and rules and orders promulgated pursuant thereto. FERC regulation requires that interstate oil pipeline rates be filed with the FERC and posted publicly and that these rates be “just and reasonable” and nondiscriminatory. Rates of interstate oil pipeline companies, like some of those charged for MMP’s petroleum products pipeline system, are currently regulated by FERC primarily through an index methodology, which in its initial form allowed a pipeline to change its rates based on the annual change in the producer price index for finished goods (“PPI-FG”), less 1%. As required by its own regulations, the FERC must review the index methodology every five years to determine if the then current index is still appropriate or if the index should be adjusted. After the first five year period, the FERC changed the rate indexing methodology to the PPI-FG, but without the subtraction of 1% as had been done previously. In 2006, at the end of the second five-year period, the FERC again changed the index methodology. The index for the current five-year period is set at PPI-FG plus 1.3%.

Under the indexing regulations, a pipeline can request a rate increase that exceeds index levels for indexed rates using a cost-of-service approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rate resulting from application of the FERC index. Approximately 40% of MMP’s petroleum products pipeline system is subject to this indexing methodology. In addition to rate indexing and cost-of-service filings, interstate oil pipeline companies may elect to support rate filings by obtaining authority to charge market-based rates or through an agreement between a shipper and the pipeline company that a rate is acceptable. Approximately 60% of MMP’s petroleum products pipeline system’s markets are deemed competitive by the FERC, and MMP is allowed to charge market-based rates in these markets.

In July 2004, the U.S. Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) issued its opinion in BP West Coast Products, LLC v. FERC, which upheld, among other things, the FERC’s determination that certain rates of an interstate petroleum products pipeline, SFPP, L.P. (“SFPP”), were grandfathered rates under the Energy Policy Act of 1992 and that SFPP’s shippers had not demonstrated substantially changed circumstances that would justify modification of those rates. The court also vacated the portion of the FERC’s decision applying the Lakehead policy. In the Lakehead decision, the FERC allowed an oil pipeline publicly traded partnership to include in its cost-of-service an income tax allowance to the extent that its unitholders were corporations subject to income tax. In May and June 2005, the FERC issued a statement of general policy, as well as an order on remand of BP West Coast, respectively, in which the FERC stated it will permit pipelines to include in cost of service a tax allowance to reflect actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although the new policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risk due to the case-by-case review requirement. In December 2005, the FERC issued its first case-specific oil pipeline review of the income tax allowance issues in the SFPP proceeding, reaffirming its new income tax allowance policy and directing SFPP to provide certain evidence necessary for the pipeline to determine its income tax allowance. Further, in the December 2005 order, the FERC concluded that for tax allowance purposes, the FERC would apply a rebuttable presumption that corporate partners of pass-through entities pay the maximum marginal tax rate of 35% and that non-corporate partners of pass-through entities pay a marginal rate of 28%. The FERC indicated that it would address the income tax allowance issues further in the context of SFPP’s compliance filing submitted in March 2006. In December 2006, the FERC ruled on some of the issues raised as to the March 2006 SFPP compliance filing, upholding most of its determinations in the December 2005 order. The FERC did revise its rebuttable presumption as to corporate partners’ marginal tax rate from 35% to 34%. The FERC’s BP West Coast remand decision, the new tax allowance policy and the December 2005 order have been appealed to the D.C. Circuit. Oral argument was held in December 2006. As a result, the ultimate outcome of these proceedings is not certain and could result in changes to the FERC’s treatment of income tax allowances in cost of service.

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

MMP’s pipeline systems are subject to regulation by the United States Department of Transportation under the Hazardous Liquid Pipeline Safety Act (“HLPSA”) of 1979, as amended, and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of its pipeline facilities. HLPSA covers petroleum, petroleum products and anhydrous ammonia and requires any entity that owns or operates pipeline facilities to comply with such regulations, to permit access to and copying of records and to make certain reports and provide information as required by the Department of Transportation. MMP’s assets are also subject to various federal security regulations, and MMP believes it is in compliance with all applicable regulations.

In December 2000, the Department of Transportation adopted new regulations requiring operators of hazardous liquid interstate pipelines to develop and follow an integrity management program that provides for assessment of the integrity of all pipeline segments that could affect designated “high consequence areas,” including high population areas, drinking water, commercially navigable waterways and ecologically sensitive resource areas. Segments of MMP’s pipeline systems have the potential to impact high consequence areas. MMP expects to complete the initial assessments by the March 2008 deadline. The regulations also require ongoing reassessments.

In 2003, the seller of the pipeline and terminal assets MMP acquired in October 2004 entered into a consent decree with the Environmental Protection Agency (“EPA”) arising out of a June 1999 incident unrelated to the assets MMP acquired. In order to resolve its civil liability for the incident, the seller agreed to pay civil penalties and to comply with certain terms set out in the consent decree. These terms include requirements for testing and maintenance of a number of the seller’s pipelines, including certain of the pipelines MMP acquired, the creation of a damage prevention program, submission to independent monitoring and various reporting requirements. The consent decree extends until 2008. Under MMP’s purchase agreement, MMP agreed, at its own expense, to complete any remaining remediation work required under the consent decree with respect to these pipelines and assumed a liability of approximately $8.6 million at the time of the acquisition for this remediation work. As of December 31, 2006, this liability was $2.4 million. The seller has retained responsibility to the EPA for compliance with the terms of the consent decree.

MMP’s marine terminals are subject to United States Coast Guard regulations and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of these assets.

Environmental & Safety

General. The operation of MMP’s pipeline systems, terminals and associated facilities is subject to strict and complex laws and regulations relating to the protection of the environment and providing an employment workplace that is free from recognized hazards. These bodies of laws and regulations govern many aspects of MMP’s business including the work environment, the generation and disposal of waste, discharge of process and storm water, air emissions, remediation requirements as well as facility design requirements to protect against releases into the environment.

Estimates provided below for remediation costs assume that MMP will be able to use traditionally acceptable remedial and monitoring methods, as well as associated engineering or institutional controls to comply with applicable regulatory requirements. These estimates include the cost of performing environmental assessments, remediation and monitoring of the impacted environment such as soils, groundwater and surface water conditions. Remediation costs are estimates only, and as such the total remediation costs may exceed estimated amounts. Except as may be disclosed below, management is not aware of any potential claims by third parties that could be materially adverse to MMP’s results of operations, financial position or cash flow.

MMP may experience future releases of regulated materials into the environment or discover historical releases that were previously unidentified or not assessed. While an asset integrity and maintenance program designed to prevent and promptly detect and address releases is an integral part of MMP’s operations, damages and liabilities arising out of any future environmental release from its assets have the potential to have a material adverse effect on our and MMP’s results of operations, financial position and cash flows.

Environmental Liabilities. Recorded environmental liabilities were $57.3 million and $57.2 million at December 31, 2005 and 2006, respectively. Environmental liabilities have been classified by MMP as current or noncurrent based on scheduled payments for certain of its environmental liabilities and its management’s estimates regarding the timing of actual payments for all other environmental liabilities. MMP’s management estimates that expenditures associated with these environmental remediation liabilities will be paid over the next ten years.

During the third quarter of 2006, MMP entered into a risk transfer agreement with a contractor pursuant to which the contractor assumed the responsibility for the remediation of certain of MMP’s environmental sites in exchange for $14.0 million to be paid over the next 10 years. Further, the agreement required the contractor to purchase a cost cap insurance policy, under which MMP is an additional named insured party. The cost of this policy was $2.2 million, which MMP was required to pay. At the time MMP entered into this agreement, MMP adjusted its environmental liabilities associated with these sites to $11.9 million, which represented the discounted amount of the cash payments to be made to this contractor. That adjustment resulted in MMP recognizing environmental expense of $2.9 million, which, when combined with the $2.2 million of expense recognized associated with the cost cap insurance policy, resulted in MMP recognizing $5.1 million of environmental expense in the third quarter of 2006. MMP discounted this liability as the amount and timing of cash payments to be made are reliably determinable. The liability estimates for all of MMP’s other environmental sites are provided on an undiscounted basis.

In July 2001, the EPA, pursuant to Section 308 of the Clean Water Act (the “Act”) served an information request to a former affiliate of MMP with regards to petroleum discharges from its pipeline operations. That inquiry primarily focused on Magellan Pipeline Company, L.P. (“Magellan Pipeline”), which MMP subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases were violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention, Control and Countermeasure (“SPCC”) requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. MMP responded to the March 2004 information request in a timely manner and has entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. MMP has accrued an amount that is less than $22.0 million associated with this matter. Most of the amounts MMP has accrued for this matter were included as part of the environmental indemnification settlement MMP reached with its former affiliate (see Note 19—Commitments and Contingencies in the accompanying consolidated financial statements). Due to the uncertainties described above, it is reasonably possible that the amounts MMP has recorded for this environmental liability could change in the near term. MMP’s management is in ongoing discussions with the EPA, however, it is unable to determine what the ultimate liability could be for this matter. Adjustments from amounts MMP currently has recorded to the final settlement amounts reached with the EPA could be material to MMP’s and our results of operations and cash flows.

During the second quarter of 2005, MMP experienced a line break and release of approximately 2,900 barrels of product on its petroleum products pipeline near its Kansas City, Kansas terminal. As of December 31, 2006, MMP has estimated costs associated with this release of approximately $2.8 million. Through December 31, 2006, MMP has spent $1.9 million on remediation associated with this release and as of December 31, 2006 has recorded associated environmental liabilities of $0.9 million. MMP has recognized a receivable of $1.2 million from its insurance carrier for this matter. MMP will include this release with the 32 other releases discussed above in negotiating any penalties or other injunctive relief that might be assessed.

During the first quarter of 2006, MMP experienced a line break and release of approximately 3,200 barrels of product on its petroleum products pipeline near Independence, Kansas. As of December 31, 2006, MMP has estimated remediation costs associated with this release of approximately $5.0 million. Through December 31, 2006, MMP has spent $3.0 million on remediation associated with this release and as of December 31, 2006 has recorded associated environmental liabilities of $2.0 million and a receivable of $3.5 million from its insurance carrier for this matter. MMP will include this release with the 32 other releases discussed above in negotiating any penalties or other injunctive relief that might be assessed.

In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by MMP and operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third party operator was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for failing to timely report the releases and that the statutory maximum for those penalties could be as high as $4.2 million. MMP is evaluating whether or not it has an indemnity obligation to the third party operator for all or a portion of the CERCLA penalties. Additionally, the DOJ stated in its notice to MMP that it does not expect MMP or the third party operator to pay the penalties at the statutory maximum and that it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP is currently in discussions with the EPA and DOJ regarding these two releases; however, we and MMP do not believe that the ultimate resolution of this matter will have a material impact on our results of operations, financial positions or cash flows.

Environmental Indemnification Settlement. Prior to May 2004, The Williams Companies, Inc. (“Williams”), a former affiliate of MMP’s, had agreed to indemnify MMP against certain environmental losses, among other things, associated with assets Williams contributed to MMP at the time of its initial public offering or which MMP subsequently acquired from Williams. In May 2004, MMP and its general partner entered into an agreement with Williams under which Williams agreed to pay MMP $117.5 million to release it from the environmental indemnifications. Pursuant to this agreement, MMP received $35.0 million, $27.5 million and $20.0 million on July 1, 2004, 2005 and 2006, respectively, and expects to receive the final payment of $35.0 million on July 1, 2007. We recorded a receivable of $61.8 million from Williams associated with this settlement, which represented the difference between the discounted value of the cash proceeds to be received and the amount of previously recognized environmental receivables from Williams at that time. Our receivable balance with Williams at December 31, 2005 and 2006 was $51.2 million and $33.9 million, respectively.

As of December 31, 2005 and 2006, known liabilities that would have been covered by the aforementioned indemnity agreements were $43.1 million and $45.7 million, respectively. Through December 31, 2006, MMP has spent $31.7 million of the $117.5 million indemnification settlement amount for indemnified matters, including $13.4 million of capital costs. The remaining cash MMP received from the indemnity settlement was used by MMP for various other cash needs, including expansion capital spending.

Other Environmental Obligations. In June 2003, concurrent with our acquisition of limited and general partner interests in MMP, we agreed to assume obligations for $21.9 million of MMP’s environmental liabilities. As of December 31, 2006, we had satisfied all of these obligations to MMP.

Insurance Policies. MMP has insurance policies which provide coverage for environmental matters associated with liabilities arising from sudden and accidental releases of products applicable to all of its assets. MMP has pollution legal liability insurance to cover pre-existing unknown conditions on the majority of its petroleum products pipeline system that have various terms, with most expiring between 2014 and 2017. In conjunction with acquisitions, MMP generally purchases pollution legal liability insurance policies to cover pre-existing unknown conditions for the acquired assets for a period of time.

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

MMP’s operations also generate wastes, including hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. MMP is not currently required to comply with a substantial portion of the RCRA requirements because its operations routinely generate only small quantities of hazardous wastes, and MMP does not hold itself out as a hazardous waste treatment, storage or disposal facility operator that is required to obtain a RCRA hazardous waste permit. While RCRA currently exempts a number of wastes, including many oil and gas exploration and production wastes, from being subject to hazardous waste requirements, the EPA can consider the adoption of stricter disposal standards for non-hazardous wastes. Moreover, it is possible that additional wastes, which could include non-hazardous wastes currently generated during operations, may be designated as hazardous wastes. Hazardous wastes are subject to more rigorous and costly storage and disposal requirements than non-hazardous wastes. Changes in the regulations could materially increase MMP’s expenses.

MMP owns or leases properties where hydrocarbons are being or have been handled for many years. Although MMP has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on, under or from the properties owned or leased by MMP or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under MMP’s control. These properties and wastes disposed thereon may be subject to the Superfund law, RCRA and analogous state laws. Under these laws, MMP could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators, to remediate contaminated property, including groundwater contaminated by prior owners or operators, or to make capital improvements to prevent future contamination. Although potential costs associated with the removal or remediation of previously disposed wastes are unknown, MMP does not expect these potential costs to have a material adverse effect on its results of operations, financial position or cash flows.

In addition, due to the age of MMP’s facilities, MMP could have instances where hazardous substances, such as asbestos, lead, and/or polychlorinated biphenyls (“PCBs”), were utilized in conducting operations and maintenance activities under previous ownership. The former use of these hazardous substances could result in environmental impacts that would require handling or remediation in accordance with State and Federal regulations. MMP has identified PCB impacts at one of its petroleum products terminals that it is in the process of delineating. It is possible that in the near term after MMP’s delineation process is complete the PCB contamination levels could require corrective actions. Management is unable at this time to determine what these corrective actions and associated costs might be. The costs of these corrective actions could be material to our and MMP’s results of operations and cash flows.

Natural Resource Damages. As a result of an ammonia pipeline release that occurred in October 2004, the Kansas Department of Health and Environment (“KDHE”), acting as the natural resource trustee under federal law and in cooperation with the United States Fish and Wildlife Services, presented a claim to MMP for natural resource damages. The principal concern was the impact the release had on the Arkansas darter, a small fish protected as a threatened species under Kansas law. The KDHE has tentatively approved MMP’s proposal to acquire a conservation easement as settlement for the natural resource related damages. The estimated cost for the project is $0.5 million.

Above Ground Storage Tanks. Many of MMP’s above ground storage tanks containing liquid substances are required under federal SPCC regulations to have secondary containment systems or alternative precautions to mitigate potential environmental impacts from any leaks or spills from the tanks. MMP is continuing to evaluate the SPCC regulations for potential deficiencies at its petroleum products terminals and is in the process of implementing corrective actions associated with identified potential deficiencies. MMP has estimated that the remaining corrective actions will cost approximately $5.0 million, with spending to occur through 2009.

As part of MMP’s assessment of facility operations, MMP has identified some above ground tanks at its terminals that either are, or are suspected of being, coated with lead-based paints. The removal and disposal of any paints that are found to be lead-based, whenever such activities are conducted in the future as part of MMP’s day-to-day maintenance activities, will require increased handling by MMP. However, MMP does not expect the costs associated with this increased handling to be significant.

Water Discharges. MMP’s operations can result in the discharge of pollutants, including oil. The Oil Pollution Act was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 (the “Water Pollution Control Act”) and other statutes as they pertain to prevention and response to oil spills. The Oil Pollution Act subjects owners of facilities to strict, joint and potentially significant liability for removal costs and certain other consequences of an oil spill such as natural resource damages, where the product spills into navigable waters, along shorelines or in the exclusive economic zone of the United States. In the event of an oil spill from one of MMP’s facilities into navigable waters, substantial liabilities could be imposed. States in which MMP operates have also enacted similar laws. The Water Pollution Control Act imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters. This law and comparable state laws require that permits be obtained to discharge pollutants into state and federal waters and impose substantial potential liability for the costs of noncompliance and damages. Where required, MMP holds discharge permits that were issued under the Water Pollution Control Act or a state-delegated program. While MMP has exceeded permit discharges at some of its terminals, Management does not expect its non-compliance with existing permits will have a material adverse effect on MMP’s or our results of operations, financial position or cash flows.

Air Emissions. MMP’s operations are subject to the federal Clean Air Act, as amended, and comparable state and local laws. Under such laws, permits are typically required to emit pollutants into the atmosphere. Pursuant to the Clean Air Act and a 2003 consent decree, the EPA has issued a Notice of Proposed Rulemaking relating to certain gasoline distribution facilities that is generally known as the Generally Available Control Technology Rule for Area Sources. A final regulation is anticipated in December 2007. MMP is currently in the process of assessing the impact the proposed regulation could have on its facilities. If the final rule is passed as currently drafted, the regulation could require MMP to invest significant capital to meet the new compliance rules. Once the regulation and related cost estimates are finalized, MMP will assess whether it can justify the cost to convert the various facilities or whether it should close the impacted locations. The proposed rule also is expected to affect industries other than gasoline distribution terminals, and MMP is working with the petroleum industry to provide extensive comments to the EPA regarding the overall impact of the proposed rule. Under EPA and applicable state and local regulations, MMP’s facilities that emit volatile organic compounds or nitrogen oxides are subject to increasingly stringent regulations, including requirements that some sources install maximum achievable control technology or reasonably available control technology. In addition, the regulations include an operating permit for major sources of volatile organic compounds, which applies to some of MMP’s facilities. MMP believes that it currently holds or has applied for all necessary air permits.

Safety. MMP’s assets are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard and comparable state statutes require MMP to organize and disclose information about the hazardous materials used in its operations. Certain parts of this information must be reported to employees, state and local governmental authorities and local citizens upon request. At qualifying facilities, MMP is subject to OSHA Process Safety Management regulations that are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals.

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

Some of the leases, easements, rights-of-way, permits and licenses that have been transferred to MMP are only transferable with the consent of the grantor of these rights, which in some instances is a governmental entity. MMP believes that it has obtained or will obtain sufficient third-party consents, permits and authorizations for the transfer of the assets necessary for it to operate its business in all material respects. MMP believes that a failure to obtain all consents, permits or authorizations will not have a material adverse effect on the operation of its business.

MMP believes that it has satisfactory title to all of its assets or is entitled to indemnification from former affiliates for (1) title defects to its ammonia pipeline that arise before February 2016 and (2) title defects related to the portion of its petroleum products pipeline system acquired in April 2002 that arise before April 2012. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens, and easements, restrictions and other encumbrances to which the underlying properties were subject at the time of acquisition by it or its predecessor, MMP believes that none of these burdens should materially detract from the value of its properties or from its interest in them or should materially interfere with their use in the operation of its business.

Employees

MGG GP employs various personnel who are assigned to conduct MMP’s operational and administrative functions, as well as our administrative functions. At December 31, 2006, MGG GP employed approximately 1,064 employees, of whom 569 were assigned to conduct the operations of MMP’s petroleum products pipeline system, 236 were assigned to conduct the operations of MMP’s petroleum products terminals and 259 were assigned to provide general and administrative (“G&A”) services.

(d) Financial Information About Geographical Areas

MMP has no revenue or segment profit or loss attributable to international activities.

(e) Available Information

We file annual, quarterly and current reports, proxy statements and other information electronically with the Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings.

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

You can also obtain information about us at the New York Stock Exchange’s (“NYSE”) internet site (www.nyse.com). The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standard as of the date of the certification, qualifying the certification to the extent necessary. The chief executive officer of our general partner submitted an unqualified annual written certification to the NYSE in 2006.

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

We may not have sufficient cash to pay our current quarterly distribution or to increase distributions.

Because our primary source of operating cash flow consists of cash distributions from MMP, the amount of distributions we are able to make to our unitholders may fluctuate based on the level of distributions MMP makes to its partners, including us. We cannot guarantee that MMP will continue to make quarterly distributions at its current level or any other amount, or increase its quarterly distributions in the future. In addition, while we expect to increase or decrease distributions to our unitholders if MMP increases or decreases distributions to us, the timing and amount of such changes in distributions, if any, will not necessarily be comparable to the timing and amount of any changes in distributions made by MMP to us. Factors such as reserves established by the board of directors of our general partner for G&A expenses and operating expenses, reserves to satisfy our debt service requirements, if any, and reserves for future distributions by us may affect the distributions we make to our unitholders. Prior to making any distributions to our unitholders, we reimburse our general partner and its affiliates for all expenses incurred by them on our behalf. Our general partner determines the amount of these reimbursed expenses. The reimbursement of these expenses, in addition to the other factors listed above, could adversely affect the amount of distributions we make to our unitholders. We cannot guarantee that in the future we will be able to pay distributions or that any distributions MMP does pay to us will allow us to pay distributions. The actual amount of cash that is available to meet our financial obligations and pay cash distributions depends on numerous factors, many of which are beyond our control or the control of our general partner.

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

We may limit or modify the incentive distributions we are entitled to receive in order to facilitate MMP’s growth strategy. Our general partner’s board of directors can give this consent without a vote of our unitholders.

We own the incentive distribution rights in MMP that entitle us to receive increasing percentages, up to a maximum of 48%, of any incremental cash distributed per MMP limited partner unit by MMP as certain target distribution levels are reached in excess of $0.288750 per MMP unit in any quarter. A substantial portion of the cash flow we receive from MMP is provided by these incentive distribution rights. MMP’s board of directors may reduce the incentive distribution rights payable to us with our consent, which we may provide without the approval of our unitholders.

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

•	a recession or other adverse economic condition that results in lower spending by consumers and businesses on transportation fuels such as gasoline, aviation fuel and diesel;

•	higher fuel taxes or other governmental or regulatory actions that increase the cost of the products we handle;

•	an increase in fuel economy, whether as a result of a shift by consumers to more fuel-efficient vehicles, technological advances by manufacturers or federal or state regulations; and

•	the government-mandated increase in the use of alternative fuel sources, such as bio-fuels, fuel cells and solar, electric and battery-powered engines.

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

Fluctuations in prices of refined petroleum products and natural gas liquids could materially affect MMP’s earnings.

A third-party supply agreement that MMP assumed in connection with its acquisition of certain pipeline and terminal assets in October 2004 requires it to purchase and maintain certain inventories of petroleum products. In addition, MMP maintains product inventory related to its petroleum products blending and fractionation operations, as well as in connection with the operation of its pipeline and terminals. Significant fluctuations in market prices of petroleum products could result in losses or lower profits from these operations, thereby reducing the amount of cash MMP generates and its ability to pay cash distributions.

MMP had agreements with a customer pursuant to which it charged storage rental and throughput fees based on discounted rates plus a variable fee, which was based on a percentage of the net profits from certain trading activities conducted by its customer. MMP recognizes revenues for the variable fees from these agreements at the end of the contract terms. During 2006, MMP recognized revenues of $9.4 million combined from two agreements, one of which expired January 31, 2006 and the other on December 31, 2006. MMP has negotiated a similar agreement pursuant to which it will receive a share of any net trading profits above a specified amount during 2007, but it will not share in any net trading losses. The trading activities upon which MMP’s variable-rate fees are based involve substantial risks. As a result, MMP’s share of the variable-rate revenues from this agreement in 2007 could be zero.

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

The FERC’s ratemaking methodologies may limit MMP’s ability to set rates based on its true costs or may delay the use of rates that reflect increased costs. The FERC’s primary ratemaking methodology is price indexing. MMP uses this methodology to establish its rates in approximately 40% of its interstate markets. The indexing method allows a pipeline to increase its rates by a percentage equal to the change in the PPI-FG to the new ceiling level. If the PPI-FG falls, MMP could be required to reduce its rates that are based on the FERC’s price indexing methodology if they exceed the new maximum allowable rate. The FERC’s indexing methodology is subject to a five-year review, and in March 2006, the FERC approved the methodology of PPI-FG plus 1.3% for the annual adjustment related to the next five-year period, commencing July 1, 2006. Changes in PPI-FG plus 1.3% might not fully reflect actual increases in the costs associated with the pipelines subject to indexing, which would impair MMP’s ability to recover costs associated with its indexed-based rates.

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

In July 2004, the D.C. Circuit issued its opinion in BP West Coast Products, LLC v. FERC, which upheld, among other things, the FERC’s determination that certain rates of an interstate petroleum products pipeline, SFPP, were grandfathered rates under the Energy Policy Act of 1992 and that SFPP’s shippers had not demonstrated substantially changed circumstances that would justify modification of those rates. The court also vacated the portion of the FERC’s decision applying the Lakehead policy. In the Lakehead decision, the FERC allowed an oil pipeline publicly traded partnership to include in its cost-of-service an income tax allowance to the extent that its unitholders were corporations subject to income tax. In May and June 2005, the FERC issued a statement of general policy, as well as an order on remand of BP West Coast, respectively, in which the FERC stated it will permit pipelines to include in cost of service a tax allowance to reflect actual or potential tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although the new policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risk due to the case-by-case review requirement. In December 2005, the FERC issued its first case-specific oil pipeline review of the income tax allowance issues in the SFPP proceeding, reaffirming its new income tax allowance policy and directing SFPP to provide certain evidence necessary for the pipeline to determine its income tax allowance. Further, in the December 2005 order, the FERC concluded that for tax allowance purposes, the FERC would apply a rebuttable presumption that corporate partners of pass-through entities pay the maximum marginal tax rate of 35% and that non-corporate partners of pass-through entities pay a marginal rate of 28%. The FERC indicated that it would address the income tax allowance issues further in the context of SFPP’s compliance filing submitted in March 2006. In December 2006, the FERC ruled on some of the issues raised as to the March 2006 SEPP compliance filing, upholding most of its determinations in the December 2005 order. The FERC did revise its rebuttable presumption as to corporate partners’ marginal tax rate from 35% to 34%. The FERC’s BP West Coast remand decision, the new tax allowance policy and the December 2005 order have been appealed to the D.C. Circuit. Oral argument was held in December 2006. As a result, the ultimate outcome of these proceedings is not certain and could result in changes to the FERC’s treatment of income tax allowances in cost of service.

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

Each of MMP’s operating segments is subject to the risk of incurring substantial costs and liabilities under environmental and safety laws and regulations. These costs and liabilities arise under increasingly stringent environmental and safety laws, including regulations and governmental enforcement policies, and as a result of claims for damages to property or persons arising from MMP’s operations. Failure to comply with these laws and regulations may result in assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens and, to a lesser extent, issuance of injunctions to limit or cease operations. If MMP were unable to recover these costs through increased revenues, its ability to meet its financial obligations and pay cash distributions could be adversely affected.

The terminal and pipeline facilities that comprise MMP’s petroleum products pipeline system have been used for many years to transport, distribute or store petroleum products. Over time its operations, or operations by its predecessors or third parties not under MMP’s control, may have resulted in the disposal or release of hydrocarbons or solid wastes at or from these terminal properties and along such pipeline rights-of-way. In addition, some of MMP’s terminals and pipelines are located on or near current or former refining and terminal sites, and there is a risk that contamination is present on those sites. MMP may be subject to strict, joint and several liability under a number of these environmental laws and regulations for such disposal and releases of hydrocarbons or solid wastes or the existence of contamination, even in circumstances where such activities or conditions were caused by third parties not under its control or were otherwise lawful at the time they occurred.

Further, the transportation of hazardous materials in MMP’s pipelines may result in environmental damage, including accidental releases that may cause death or injuries to humans, third-party damage, natural resource damages, and/or result in federal and state civil and/or criminal penalties that could be material to our and MMP’s results of operations and cash flows.

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

The EPA has adopted requirements that require refineries to install equipment to lower the sulfur content of gasoline and some diesel fuel they produce. The requirements relating to gasoline took effect in 2004, and the requirements relating to diesel fuel are being implemented through 2010. If refinery owners that use MMP’s petroleum pipeline system determine that compliance with these new requirements is too costly, they may close some of these refineries, which could reduce the volumes transported on MMP’s petroleum products pipelines and the amount of cash it generates.

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

MMP’s expansion projects may not immediately produce operating cash flow and may exceed cost estimates.

MMP has begun or anticipates beginning numerous expansion projects which will require it to make significant capital investments. MMP will incur financing costs during the planning and construction phases of these projects; however, the operating cash flows MMP expects these projects to generate will not materialize until some time after the projects are completed. The amount of time and investment necessary to complete these projects could exceed the estimates MMP used when determining whether to undertake them. For example, MMP must compete with other companies for the materials and constructions services required to complete these projects, and competition for these materials or services could result in significant delays and/or cost overruns. Any such cost overruns or unanticipated delays in the completion or commercial development of these projects could reduce MMP’s liquidity and its ability to pay cash distributions.

MMP’s business is subject to federal, state and local laws and regulations that govern the product quality specifications of the petroleum products that it stores and transports.

Petroleum products that MMP stores and transports are sold by its customers for consumption into the public market. Various federal, state and local agencies have the authority to prescribe specific product quality specifications to commodities sold into the public market. Changes in product quality specifications could reduce MMP’s throughput volume, require it to incur additional handling costs or require capital expenditures. For instance, different product specifications for different markets impact the fungibility of the products in its system and could require the construction of additional storage. If MMP is unable to recover these costs through increased revenues, its cash flows and ability to pay cash distributions could be adversely affected. In addition, changes in the product quality of the products MMP receives on its petroleum products pipeline system could reduce or eliminate MMP’s ability to blend products.

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

As of December 31, 2006, MMP had fixed-rate debt of $772.6 million outstanding excluding unaccreted discounts and fair value adjustments for interest rate hedges. MMP has effectively converted $350.0 million of this debt to floating-rate debt using interest rate swap agreements. In addition, MMP had $20.5 million of floating rate borrowings outstanding on its revolving credit facility as of December 31, 2006. As a result of these swap agreements and revolver borrowings, MMP has exposure to changes in short-term interest rates. Rising short-term rates could reduce the amount of cash MMP generates and adversely affect its ability to pay cash distributions.

The terms of MMP’s indemnification settlement agreement require Williams to make a payment to MMP in July 2007, exposing it to credit risk.

In May 2004, we, MMP and MMP’s general partner entered into an agreement with Williams under which Williams agreed to pay MMP $117.5 million to release Williams from its environmental and certain other indemnification obligations to MMP, consisting primarily of costs related to environmental remediation matters associated with assets that were contributed to MMP by Williams or which MMP acquired from Williams. Pursuant to this agreement, MMP has received $82.5 million as of December 31, 2006, and MMP expects to receive the remaining balance of $35.0 million in July of 2007. Williams’ credit ratings are below investment grade and its failure to perform on its payment obligations under the settlement agreement could adversely affect MMP’s ability to meet these obligations and pay cash distributions.

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

Risks Related to our Partnership Structure

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

Cost reimbursements due our general partner may be substantial and will reduce our cash available for distribution to holders of our limited partner units.

Prior to making any distribution on our limited partner units, we will reimburse our general partner for expenses it incurs on our behalf. The reimbursement of expenses could adversely affect our ability to pay cash distributions. Our general partner will determine the amount of its expenses that we must reimburse. In addition, our general partner and its affiliates may perform other services for us for which we will be charged fees as determined by our general partner.

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

If we cease to manage and control MMP and are deemed to be an investment company under the Investment Company Act of 1940, we would either have to register as an investment company under the Investment Company Act of 1940, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates, and adversely affect the price of our limited partner units.

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

As of December 31, 2006, MGG Midstream Holdings, L.P., in which all three of our executive officers own an interest, owned approximately 65% of our limited partner units and 100% of our general partner. Conflicts of interest may arise among our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following:

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

•

our general partner determines the amount and timing of our investment transactions, borrowings, issuances of additional partnership securities and reserves, each of which can affect the amount of cash that is available to pay distributions to our unitholders;

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

•	our general partner controls the enforcement of obligations owed to us by it and its affiliates;

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us;

•	our general partner determines the allocation of shared overhead expenses to MMP and us;

•	our general partner interprets and enforces contractual obligations between us and our affiliates, on the one hand, and MMP, on the other hand; and

•	our general partner can consent to modifications of the incentive distributions we are entitled to receive in order to facilitate MMP’s growth strategy.

Our general partner’s affiliates may compete with us.

Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership of interests in us.

Affiliates of our general partner are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. For example, we and our general partner are partially owned by an affiliate of the Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”), which also owns, through affiliates, an interest in the general partner of Buckeye Partners, L.P. (“Buckeye”) and an interest in the general partner of SemGroup, L.P. (“SemGroup”), both of which are engaged in the transportation, storage and distribution of refined petroleum products and may acquire other entities that compete with MMP. Although MMP does not have extensive operations in the geographic areas primarily served by Buckeye, MMP will compete directly with Buckeye, SemGroup and perhaps other entities in which CRF has an interest for acquisition opportunities throughout the United States and potentially will compete with Buckeye, SemGroup and these other entities for new business or extensions of existing services provided by MMP’s operating partnerships, creating actual and potential conflicts of interest between MMP and our affiliates. In addition, SemGroup is a customer of MMP.

The term loan of MGG Midstream Holdings, L.P. restricts our ability to incur debt. In addition, our ability to obtain debt financing could be affected by MMP’s and MGG Midstream Holdings, L.P.’s credit ratings.

We have entered into a $5.0 million revolving credit facility with MGG Midstream Holdings, L.P. to provide for working capital needs.

MGG Midstream Holdings, L.P.’s term loan contains covenants that restrict our ability to incur indebtedness and to incur liens to support indebtedness. In order for MGG Midstream Holdings, L.P. to remain in compliance with the terms of its term loan, we must not incur any indebtedness other than borrowings under our $5.0 million revolving credit facility. As a result, if MGG Midstream Holdings, L.P. were unable to fund borrowings under this facility and we were unable to arrange a new facility with another lender, we could be prevented from borrowing for working capital needs, in which case we would have to finance our working capital needs from distributions we receive on the general partner interest and the incentive distribution rights in MMP that we hold, which would reduce the amount of cash available to meet our financial obligations or pay cash distributions. For more information regarding our revolving credit facility, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Tax Risks to Common Unitholders

The sale or exchange of 50% or more of our capital and profit interests will result in the termination of our partnership for federal income tax purposes.

We will be considered to have been terminated for federal income tax purposes if, within a 12-month period, there is a sale or exchange of 50% or more of the total interests in our capital and profits. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income, resulting in more income being allocated to our unitholders during that tax year.

If the Internal Revenue Service contests the federal income tax positions we or MMP take, the market for our limited partner units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

The Internal Revenue Service (“IRS”) has made no determination as to our or MMP’s status as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the conclusions of our counsel or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of our counsel’s conclusions or positions we take. Any contest with the IRS may materially and adversely impact the market for our limited partner units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

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

Tax gain or loss on disposition of our limited partner units could be more or less than expected.

If our unitholders sell their limited partner units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those limited partner units. Prior distributions to our unitholders in excess of the total net taxable income they were allocated for a limited partner unit, which decreased their tax basis in that limited partner unit, will, in effect, become taxable income to our unitholders if the limited partner unit is sold at a price greater than their tax basis in that limited partner unit, even if the price they receive is less than their original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income. In addition, if our unitholders sell their units, they may incur a tax liability in excess of the amount of cash received from the sale.

Tax-exempt entities and foreign persons face unique tax issues from owning our limited partner units that may result in adverse tax consequences to them.

Investment in limited partner units by tax-exempt entities, such as individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income. Tax exempt entities or foreign persons should consult their tax advisor before investing in our limited partner units.

We will treat each purchaser of limited partner units as having the same tax benefits without regard to the actual limited partner units purchased. The IRS may challenge this treatment, which could adversely affect the value of the limited partner units.

Primarily because we cannot match transferors and transferees of limited partner units, we will adopt depreciation and amortization positions that may not conform to all aspects of existing treasury regulations.

A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of limited partner units and could have a negative impact on the value of our limited partner units or result in audit adjustments to our unitholders’ tax returns.

Our unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our limited partner units.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which MMP does business or owns property, even if our unitholders do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. MMP currently owns assets and conducts business in 22 states, most of which impose a personal income tax. As MMP makes acquisitions or expands its business, it may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all United States federal, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our limited partner units.

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

The value of our investment in MMP, as well as the anticipated after-tax economic benefit of an investment in our limited partner units depends largely on MMP and us being treated as a partnership for federal income tax purposes, which requires that 90% or more of MMP’s gross income for every taxable year consists of qualifying income, as defined in Section 7704 of the Internal Revenue Code. If we or MMP were treated as a corporation for federal income tax purposes, we and MMP would pay federal income tax on our respective taxable incomes at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us or MMP as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us or MMP as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our limited partner units.

Current law may change causing us and/or MMP to be treated as a corporation for federal income tax purposes or otherwise subject us and/or MMP to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, MMP will be subject to a new entity level tax on the portion of its income that is generated in Texas in 2007. Imposition of such a tax on MMP by Texas, or any other state, will reduce the cash available for distribution to its unitholders.

Our and MMP’s partnership agreement provide that if a law is enacted or existing law is modified or interpreted in a manner that subjects us or MMP to taxation as a corporation or otherwise subjects us or MMP to entity-level taxation for federal income tax purposes, the target distribution amounts will be adjusted to reflect the impact of that law on us and MMP.

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties

See Item 1(c) for a description of the locations and general character of our and MMP’s material properties.

ITEM 3.    Legal Proceedings

Magellan Midstream Holdings, L.P.

None.

Magellan Midstream Partners, L.P.

In July 2001, the EPA, pursuant to Section 308 of the Clean Water Act (the “Act”), served an information request to a former affiliate with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on Magellan Pipeline, which MMP subsequently acquired from the affiliate. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the SPCC requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. MMP responded to the March 2004 information request in a timely manner and has entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. MMP has accrued an amount for this matter that is less than $22.0 million. Most of the amounts MMP has accrued for this matter were included as part of the environmental indemnification settlement MMP reached with its former affiliate (see Note 19—Commitments and Contingencies in the accompanying consolidated financial statements). Due to the uncertainties described above, it is reasonably possible that the amounts MMP has recorded for this environmental liability could change in the near term. MMP is in ongoing discussions with the EPA; however, MMP is unable to determine what its ultimate liability could be for this matter. Adjustments from amounts MMP currently has recorded to the final settlement amounts reached with the EPA could be material to our and MMP’s results of operations and cash flows.

During the second quarter of 2005, MMP experienced a product release involving approximately 2,900 barrels of gasoline from its petroleum products pipeline near its Kansas City, Kansas terminal. Further, during the first quarter of 2006, MMP experienced a line break and release of approximately 3,200 barrels of product on its petroleum products pipeline near Independence, Kansas. Per discussions with the EPA and DOJ, MMP will include settlement of any alleged Section 308 violations associated with these two releases in conjunction with the 32 other releases discussed, including negotiating any penalties or other injunctive relief that might be assessed.

In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by MMP and operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third party operator was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for failing to timely report the releases and that the statutory maximum for those penalties could be as high as $4.2 million. MMP is evaluating whether or not it has an indemnity obligation to the third party operator for all or a portion of the CERCLA penalties. Additionally, the DOJ stated in its notice to MMP that it does not expect MMP or the third party operator to pay the penalties at the statutory maximum and that it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP is currently in discussions with the EPA and DOJ regarding these two releases; however, we and MMP do not believe that the ultimate resolution of this matter will have a material impact on our results of operations, financial positions or cash flows.

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

Our limited partner units trade on the New York Stock Exchange under the ticker symbol “MGG”.

At the close of business on February 20, 2007, we had 10 registered holders and approximately 10,000 beneficial holders of record of our limited partner units. The high and low closing sales price ranges for and distributions paid on our limited partner units by quarter since February 10, 2006, which represents our first day to trade as a public company, are as follows:

	2006
Quarter	High	Low	Distribution*
1st	$24.00	$21.50	$0.2080
2nd	$22.66	$19.74	$0.2200
3rd	$22.68	$20.02	$0.2335
4th	$23.00	$21.95	$0.2460

*	Represents declared distributions associated with each respective quarter. Distributions were declared and paid within 45 days following the close of each quarter. We paid a pro-rated distribution of $0.104 to the public for the first quarter of 2006 based on the timing of our initial public offering.

Our only cash generating asset is our ownership interest in MMP’s general partner, which owns the general partner interest and incentive distribution rights in MMP. Therefore, our cash flow and resulting ability to make distributions is completely dependent upon the ability of MMP to make distributions.

We must distribute all of our cash on hand at the end of each quarter, less reserves established by our general partner. We refer to this cash as available cash, which is defined in our partnership agreement. We currently pay quarterly cash distributions of $0.246 per limited partner unit. In general, we intend to continue increasing our cash distributions. However, we cannot guarantee that future distributions will increase or continue at current levels.

Use of Proceeds

On February 9, 2006 our Registration Statement on Form S-1 (Registration No. 333-129623) with the Securities and Exchange Commission became effective. Under the registration statement, we issued and sold 22,000,000 limited partner units to the public at a price of $24.50 per unit, or $539.0 million. Net proceeds from the sale of limited partner units, after underwriter commissions of $28.3 million, were $510.7 million. We used $2.6 million of the net proceeds to pay legal, accounting and other professional services costs associated with our initial public offering and incurred structuring fee charges of $1.3 million. The remaining $506.8 million of proceeds was distributed to the owner of our general partner, MGG Midstream Holdings, L.P.

Securities Authorized for Issuance under Equity Compensation Plans

The table set forth below provides information concerning the various types of awards that may be issued from the Magellan Midstream Holdings Long-Term Incentive Plan, including options, restricted units, phantom units, performance awards and unit awards as of December 31, 2006. For more information regarding the material features of the Magellan Midstream Holdings Long-Term Incentive Plan, see Note 17—Long-Term Incentive Plan in the accompanying consolidated financial statements.

Plan Category	Number of Securities to be Issued upon Exercise/Vesting of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the 1st Column of this Table)
Equity Compensation Plans Approved by Security Holders	—	146,049
Total	—	146,049

(1)	Units delivered pursuant to an award consist, in whole or in part, of units acquired on the open market, from any affiliate, us, any other person or any combination of the foregoing. We have the right to issue new units as part of the Plan. Awards may also be settled in cash. Units or cash awarded pursuant to the Plan are granted without payment by the participant. Taxes are withheld from the award to cover the participant’s mandatory tax withholdings.

ITEM 6.	Selected Financial Data

We have derived the summary selected historical financial data from our current and historical audited consolidated financial statements and related notes. We have no separate operating activities apart from those conducted by MMP, and our cash flows primarily consist of distributions from MMP on the partnership interest and incentive distribution rights we own. Accordingly, the selected historical consolidated financial data set forth in the following table primarily reflects the operating activities and results of operations of MMP. Through our sole ownership of Magellan GP, LLC, MMP’s general partner, we have control of MMP; therefore, we reflect our ownership interest in MMP and Magellan GP, LLC, on a consolidated basis.

Due to MMP’s April 2002 acquisition of Magellan Pipeline Company, L.P. (“Magellan Pipeline”) our consolidated financial statements and notes have been adjusted to reflect the results of operations, financial position and cash flows of Magellan Pipeline on a combined basis for 2002. This financial information is an integral part of, and should be read in conjunction with, the consolidated financial statements and notes thereto. All other amounts have been prepared from our financial records. Information concerning significant trends in our financial condition and results of operations is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During 2004, MMP acquired certain pipeline and terminal assets (see Note 7—Acquisitions in the accompanying consolidated financial statements), which had a significant impact on our operating results, financial position and cash flows.

Our operating results incorporate a number of significant estimates and uncertainties. Such matters could cause the data included herein not to be indicative of our future financial conditions or results of operations. A discussion of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this report. In addition, a discussion of our environmental liabilities and indemnifications can be found in Item 1. Business—Environmental & Safety, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19—Commitments and Contingencies in the accompanying consolidated financial statements.

We define EBITDA, which is not a generally accepted accounting principles (“GAAP”) measure, in the following schedules as net income plus provision for income taxes, debt prepayment premiums, write-off of unamortized debt placement fees, debt placement fee amortization, interest expense (net of interest income and capitalized interest), minority interest expense and depreciation and amortization and excluding non-cash gains on derivative instruments. EBITDA should not be considered an alternative to net income, operating profit, cash flow from operations or any other measure of financial performance presented in accordance with GAAP. Because EBITDA excludes some items that affect net income and these items may vary among other companies, the EBITDA data presented may not be comparable to similarly titled measures of other companies. Our management uses EBITDA as a performance measure to assess the viability of projects and to determine overall rates of return on alternative investment opportunities. A reconciliation of EBITDA to net income, the nearest comparable GAAP measure, is included in the following schedules.

In addition to EBITDA, the non-GAAP measure of operating margin (in the aggregate and by segment) is presented in the following tables. We compute the components of operating margin by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the following tables. See Note 18—Segment Disclosures in the accompanying consolidated financial statements for a reconciliation of segment operating margin to segment operating profit. We believe that investors benefit from having access to the same financial measures being utilized by management. Operating margin is an important measure of the economic performance of our core operations. This measure forms the basis of our internal financial reporting and is used by our management in deciding how to allocate MMP’s capital resources between segments. Operating profit, alternatively, includes expense items such as depreciation and amortization and G&A cost, that management does not consider when evaluating the core profitability of an operation.

	Predecessor		Magellan Midstream Holdings, L.P.
	Year Ended December 31, 2002	January 1, 2003 Through June 17, 2003	June 18, 2003 Through December 31, 2003	Year Ended December 31,
				2004	2005	2006
	(in thousands)
Income Statement Data:
Transportation and terminals revenues	$363,740	$168,759	$200,898	$419,772	$501,324	$559,321
Product sales revenues	70,527	42,482	69,830	275,769	636,209	664,569
Affiliate management fee revenues	210	—	—	488	667	690

Total revenues	434,477	211,241	270,728	696,029	1,138,200	1,224,580
Operating expenses	155,146	66,885	94,022	180,422	229,720	243,860
Product purchases	63,982	38,129	61,837	255,599	582,631	605,341
Equity earnings	—	—	—	(1,602)	(3,104)	(3,324)

Operating margin	215,349	106,227	114,869	261,610	328,953	378,703
Depreciation and amortization expense	35,096	16,936	26,821	57,196	71,655	76,200
G&A expense	43,182	23,126	30,747	54,240	61,506	69,503

Operating profit	137,071	66,165	57,301	150,174	195,792	233,000
Interest expense, net	21,758	15,749	24,438	36,734	52,273	47,624
Debt prepayment premiums	—	—	—	12,666	—	—
Write-off of unamortized debt placement costs	—	—	1,349	9,820	6,413	—
Debt placement fee amortization	9,950	1,219	1,742	2,568	2,247	1,925
Other (income) expense, net	(2,112)	—	(92)	(949)	(1,312)	653
Minority interest expense	37,975	21,092	20,879	69,632	124,623	148,292

Income before income taxes	69,500	28,105	8,985	19,703	11,548	34,506
Provision for income taxes(a)	8,322	—	—	—	—	—

Net income	$61,178	$28,105	$8,985	$19,703	$11,548	$34,506

Basic and diluted net income per limited partner unit	$—	$—	$—	$—	$—	$0.53

Balance Sheet Data:
Working capital (deficit)(b)	$47,306	$—	$91,483	$73,140	$13,783	$(310,087)
Total assets	1,121,817	—	1,691,707	2,282,704	2,264,995	2,316,508
Long-term debt	570,000	—	749,942	1,062,470	787,194	518,609
Partners’ capital (deficit)			189,571	(43,115)	(215,226)	50,932
Owner’s equity	111,589	—

	Predecessor		Magellan Midstream Holdings, L.P.
	Year Ended December 31, 2002	January 1, 2003 Through June 17, 2003	June 18, 2003 Through December 31, 2003	Year Ended December 31,
				2004	2005	2006
	(in thousands)
Cash Distribution Data:
Cash distributions declared per unit(c)	$—	$—	$—	$—	$—	$0.91
Cash distributions paid per unit(c)	$—	$—	$—	$—	$—	$0.66
Other Data:
Operating margin:
Petroleum products pipeline system	$163,233	$77,747	$86,278	$192,909	$248,433	$281,149
Petroleum products terminals	43,844	25,860	22,124	58,362	69,427	91,417
Ammonia pipeline system	8,272	2,620	5,594	7,310	7,687	2,554
Allocated partnership depreciation costs(d)	—	—	873	3,029	3,406	3,583

Operating margin	$215,349	$106,227	$114,869	$261,610	$328,953	$378,703

EBITDA:
Net income	$61,178	$28,105	$8,985	$19,703	$11,548	$34,506
Provision for income taxes(a)	8,322	—	—	—	—	—
Minority interest expense	37,975	21,092	20,879	69,632	124,623	148,292
Debt prepayment premium	—	—	—	12,666	—	—
Gain on derivative instrument	—	—	—	—	(1,035)	—
Write-off of unamortized debt placement fees	—	—	1,349	9,820	6,413	—
Debt placement fee amortization	9,950	1,219	1,742	2,568	2,247	1,925
Interest expense, net	21,758	15,749	24,438	36,734	52,273	47,624
Depreciation and amortization	35,096	16,936	26,821	57,196	71,655	76,200

EBITDA	$174,279	$83,101	$84,214	$208,319	$267,724	$308,547

	Predecessor		Magellan Midstream Holdings, L.P.
	Year Ended December 31, 2002	January 1, 2003 Through June 17, 2003	June 18, 2003 Through December 31, 2003
				Year Ended December 31,
				2004	2005	2006
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$0.949	$0.983	$0.975	$0.997	$1.026	$1.060
Transportation barrels shipped (millions)	234.6	103.0	127.8	255.0	297.7	308.7
Petroleum products terminals:
Marine terminal average storage utilized (million barrels)(d)	16.2	15.6	14.9	16.4	18.6	19.1
Inland terminal throughput (million barrels)	57.3	26.0	35.2	101.2	111.1	121.9
Ammonia pipeline system:
Volume shipped (thousand tons)	712	209	405	765	713	726

(a)	Prior to MMP’s acquisition of Magellan Pipeline on April 11, 2002, Magellan Pipeline was also subject to income taxes. Because MMP is a partnership, the petroleum products terminals and ammonia pipeline system were no longer subject to income taxes after MMP’s initial public offering, and Magellan Pipeline was no longer subject to income taxes following its acquisition by MMP.
(b)	The Magellan Pipeline Notes (see Note 14—Debt to our consolidated financial statements) mature on October 7, 2007. As a result, the $272.7 million carrying value of these notes was classified as a current liability on our December 31, 2006 consolidated balance sheet. MMP intends to refinance this debt before its maturity in October 2007.
(c)	Cash distributions declared represent distributions declared associated with each calendar year. Distributions were declared and paid within 45 days following the close of each quarter. Cash distributions paid represent cash payments for distributions during each of the periods presented.
(d)	During 2003, certain assets were contributed to MMP and were recorded as property, plant and equipment at the partnership level and not at the segment level. Prior to 2003 all property, plant and equipment was recorded at the segment level. The associated depreciation expense was charged to MMP’s various business segments, which in turn, recognized these allocated costs as operating expense. Consequently, segment operating margins were reduced by these costs.
(e)	For the year ended December 31, 2004, represents the average monthly storage capacity utilized for the three months MMP owned the East Houston, Texas facility (0.6 million barrels) and the weighted average storage capacity utilized for the full year at MMP’s other marine terminals (15.8 million barrels). For the year ended December 31, 2005, represents the average storage capacity utilized for the four months MMP owned its Wilmington, Delaware terminal (1.8 million barrels) and the average monthly storage capacity utilized for the full year at MMP’s other marine terminals (16.8 million barrels).

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We own and control Magellan GP, LLC, which is the general partner of Magellan Midstream Partners, L.P. (“MMP”), a publicly traded limited partnership. MMP is principally engaged in the transportation, storage and distribution of refined petroleum products. Our only cash-generating asset is our ownership interest in MMP’s general partner, which owns the following:

•	the general partner interest in MMP, which currently entitles us to receive approximately 2% of the cash distributed by MMP; and

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

Our consolidated financial statements do not differ materially from the results of operations of MMP. Accordingly, the following discussion of our financial position and results of operations primarily reflects the operating activities and results of operations of MMP. Please read this discussion in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K for the year ended December 31, 2006.

Significant Events

Initial Public Offering. Prior to February 2006, we were a private partnership. Our initial public offering of 22.0 million of our limited partner units, or approximately 35% of the total limited partner units outstanding, was held on February 10, 2006 when our units began trading on the New York Stock Exchange under the ticker symbol MGG. The net proceeds from this initial public offering were distributed to MGG Midstream Holdings, L.P., the owner of our general partner and approximately 65% of our limited partner units.

In connection with the closing of our initial public offering, MMP’s partnership agreement was amended to remove the requirement for Magellan GP, LLC to maintain its 2% general partner interest in MMP in any future offering of MMP’s common units representing limited partner interest in it (“MMP limited partner units”). In addition, MMP’s partnership agreement was amended to restore the incentive distribution rights to the same level as before an amendment made in connection with MMP’s October 2004 pipeline system acquisition, which reduced the incentive distributions paid to Magellan GP, LLC by $1.3 million for 2004, $5.0 million for 2005 and $3.0 million for 2006. In return, we made a capital contribution to MMP on February 9, 2006 equal to the present value of the remaining reductions in incentive distributions, or $4.2 million.

Recent Developments

Distribution. On January 26, 2007 the board of directors of our general partner declared a quarterly cash distribution of $0.246 per unit for the period of October 1 through December 31, 2006. This distribution is 26% higher than the $0.195 per unit initial quarterly distribution reflected in our initial public offering prospectus in February 2006. The $0.246 per unit distribution was paid on February 14, 2007 to unitholders of record on February 5, 2007. Total distributions paid were $15.4 million.

Board of director changes. We are partially owned by Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”). CRF is part of an investment group that has agreed to purchase Kinder Morgan, Inc. To alleviate competitive concerns the Federal Trade Commission ("FTC") raised regarding the transaction, CRF agreed with the FTC to remove their representatives from our general partner’s board of directors and Magellan GP, LLC’s board of directors. This agreement was announced on January 25, 2007. One of CRF’s representatives, Jim H. Derryberry, had previously resigned from our general partner’s board of directors and Magellan GP, LLC’s board of directors effective October 24, 2006 and its other representative, N. John Lancaster, Jr., resigned as a director from both boards effective January 30, 2007. On January 26, 2007, our board of directors and on January 29, 2007, Magellan GP, LLC’s board of directors elected Thomas T. Macejko, Jr., a Vice President of Madison Dearborn Partners, LLC, to fill one of the vacancies created by these resignations. The other vacancy on both boards has not yet been filled.

Overview of MMP

As of December 31, 2006 MMP’s three operating segments including its:

•	petroleum products pipeline system, which is primarily comprised of an 8,500-mile petroleum products pipeline system, including 45 terminals;

•	petroleum products terminals, which principally includes seven marine terminal facilities and 29 inland terminals; and

•	ammonia pipeline system, representing an 1,100-mile ammonia pipeline and six associated terminals.

MMP’s petroleum products pipeline system and petroleum products terminals generate substantially all of its cash flows. The revenues generated from these petroleum products businesses are significantly influenced by demand for refined petroleum products. Operating expenses are principally fixed costs related to routine maintenance and system integrity as well as field and support personnel. Other costs, including power, fluctuate with volumes transported on MMP’s pipeline and stored in its terminals. Expenses resulting from environmental remediation projects have historically included costs from projects relating both to current and past events. For further discussion of indemnified environmental matters, see “Business—Environmental & Safety” under Item 1 of this Annual Report on Form 10-K.

A prolonged period of high refined product prices could lead to a reduction in demand and result in lower shipments on MMP’s pipeline system and reduced demand for its terminal services. In addition, fluctuations in the prices of refined petroleum products impact the amount of cash MMP’s petroleum products pipeline system generates from its third-party supply agreement and its petroleum products blending and fractionation operations. Also, increased maintenance regulations, higher power costs and higher interest rates could decrease the amount of cash MMP generates. See Item 1A “Risk Factors” for other risk factors that could impact our or MMP’s results of operations, financial position and cash flows.

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

In general, MMP does not take title to the products it transports. However, MMP does take title to products related to its petroleum products blending and fractionation operations, its third-party supply agreement and in connection with the operations of its pipeline system and terminals.

Although MMP’s petroleum products blending and fractionation operations and third-party supply agreement generate significant revenues, we believe the gross margin from these activities, which takes into account the related product purchases, better represents its importance to our results of operations.

Petroleum Products Terminals. MMP’s petroleum products terminals segment is comprised of marine and inland terminals, which store and distribute gasoline and other petroleum products throughout 12 states. MMP’s marine terminals are large storage and distribution terminals that are strategically located near major refining hubs along the U.S. Gulf and East Coasts and principally serve refiners and large end-users of petroleum products. MMP earns revenues at its marine facilities primarily from storage and throughput fees. MMP’s inland terminals are part of a distribution network located principally throughout the southeastern United States. These inland terminals are connected to large, third-party interstate pipelines and are utilized by retail suppliers, wholesalers and marketers to transfer gasoline and other petroleum products from these pipelines to trucks, railcars or barges for delivery to their final destination. MMP earns revenues at its inland terminals primarily from fees it charges based on the volumes of refined petroleum products distributed from these locations and from ancillary services such as additive injections.

Ammonia Pipeline System. MMP’s ammonia pipeline system transports and distributes ammonia from production facilities in Texas and Oklahoma to various distribution points in the Midwest for use as an agricultural fertilizer. MMP generates revenues principally from volume-based fees for the transportation of ammonia on its pipeline system. Effective February 2003, MMP entered into an agreement with a third-party pipeline company to operate its ammonia pipeline system. Operating costs and expenses charged to MMP are principally fixed costs related to maintenance and field personnel. Other costs, including power, fluctuate with volumes transported on the pipeline.

Acquisition History

MMP has significantly increased its operations over the past three years, including the following acquisitions:

•	in November and December 2005, the acquisition of two terminals on its petroleum products pipeline system, located in Wichita, Kansas and Aledo, Texas;

•	in September 2005, the acquisition of a marine terminal near Wilmington, Delaware;

•	in October 2004, the acquisition of a 2,000-mile petroleum products pipeline system;

•	in March 2004, the acquisition of a 50% ownership interest in a crude oil pipeline company; and

•	in January 2004, the acquisition of six inland terminals and the remaining 21% ownership interest in eight terminals.

Organic Growth Projects

MMP also has increased its operations through organic growth projects that expand or upgrade its existing facilities. During 2006, MMP spent $135.6 million on organic growth projects, which was more than double its 2005 spending on these projects. Further, MMP expects to spend approximately $115.0 million in 2007 on projects that are currently underway or in advanced stages of development and $20.0 million in 2008 to complete these projects.

MMP’s current organic growth is driven by a number of economic and business factors, including:

•	growing demand for refined petroleum products in the markets currently served by MMP’s petroleum products pipeline system and petroleum products terminals;

•

new government regulations, including the reduction of sulfur in diesel fuel and increasing usage of ethanol and biodiesel as fuel additives, which require MMP to add infrastructure on which it will earn additional profits;

•	refinery expansions in the Mid-Continent and Gulf Coast regions, which require additional pipeline capacity to deliver the increased production; and

•

increased petroleum storage demand driven by increased imports and MMP’s customers’ desire for security of supply, providing MMP opportunities to build additional storage tanks along its petroleum products pipeline system and at its petroleum products terminals.

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

•

Non-cash interest income. During May 2004, we and MMP entered into an indemnification settlement with MMP’s former affiliate, which is discussed in more detail under Environmental below. We recorded a receivable from this former affiliate on our consolidated balance sheet in connection with this indemnification settlement at its discounted present value, and we are recording the accretion of the discount as interest income on our consolidated income statement until the final payment in July 2007. These items are not reflected on MMP’s financial statements, except that MMP records a capital contribution from us when payments pursuant to the indemnification settlement are made to MMP by its former affiliate; and

•

Our G&A expenses. We incur general and administrative (“G&A”) expenses that are independent from MMP’s operations and are not reflected on MMP’s consolidated financial statements. Our results prior to 2006 do not reflect the incremental G&A expenses we expect to incur, including those resulting from being a public company, which we expect to be approximately $3.0 million per year.

We believe that investors benefit from having access to the same financial measures being utilized by management. Operating margin, which is presented in the tables below, is an important measure used by MMP’s management to evaluate the economic performance of MMP’s core operations. This measure forms the basis of MMP’s internal financial reporting and is used by its management in deciding how to allocate capital resources between segments. Operating margin is not a generally accepted accounting principles (“GAAP”) measure, but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, also is included in the tables below. Operating profit includes expense items, such as depreciation and amortization and G&A expenses, which management does not consider when evaluating the core profitability of an operation.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2006

			Variance
	Year Ended December 31,		Favorable (Unfavorable)
	2005	2006	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Revenues:
Transportation and terminals revenues:
Petroleum products pipeline system	$383.0	$414.3	$31.3	8
Petroleum products terminals	105.6	131.9	26.3	25
Ammonia pipeline system	15.8	16.5	0.7	4
Intersegment eliminations	(3.1)	(3.4)	(0.3)	(10)

Total transportation and terminals revenues	501.3	559.3	58.0	12
Product sales	636.2	664.6	28.4	4
Affiliate management fees	0.7	0.7	—	—

Total revenues	1,138.2	1,224.6	86.4	8
Operating expenses:
Petroleum products pipeline system	185.3	187.2	(1.9)	(1)
Petroleum products terminals	42.3	49.2	(6.9)	(16)
Ammonia pipeline system	8.2	13.9	(5.7)	(70)
Intersegment eliminations	(6.1)	(6.4)	0.3	5

Total operating expenses	229.7	243.9	(14.2)	(6)
Product purchases	582.7	605.3	(22.6)	(4)
Equity earnings	(3.1)	(3.3)	0.2	6

Operating margin	328.9	378.7	49.8	15
Depreciation and amortization expense	71.6	76.2	(4.6)	(6)
Affiliate G&A expense	61.5	69.5	(8.0)	(13)

Operating profit	$195.8	$233.0	$37.2	19

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.026	$1.060
Transportation barrels shipped (million barrels)	297.7	308.7
Petroleum products terminals:
Marine terminal average storage utilized (million barrels)(a)	18.6	19.1
Inland terminal throughput (million barrels)	111.1	121.9
Ammonia pipeline system:
Volume shipped (thousand tons)	713	726

(a)	For the year ended December 31, 2005, represents the average storage capacity utilized for the four months MMP owned its Wilmington, Delaware facility (1.8 million barrels) and the average storage capacity utilized for the full year at its other marine terminals (16.8 million barrels).

Transportation and terminals revenues increased by $58.0 million resulting from higher revenues for each of MMP’s business segments as shown below:

•

an increase in petroleum products pipeline system revenues of $31.3 million primarily attributable to record annual shipments due to higher diesel fuel and gasoline shipments as a result of increased demand from MMP’s customers and a higher average transportation rate per barrel shipped, principally related to its mid-year tariff increase. MMP also earned more ancillary revenues related to additive and terminal services during 2006;

•

an increase in petroleum products terminals revenues of $26.3 million due in part to additional revenue from MMP’s Wilmington, Delaware marine terminal, which it acquired in September 2005, and revenue from two marine terminal variable-rate storage agreements in 2006. MMP has negotiated a similar variable-rate storage agreement in 2007, pursuant to which it will receive a discounted storage rate fee plus a share of any net trading profits above a specified level during 2007, but MMP will not share in any net trading losses. MMP expects revenue from the 2007 agreement to be less than the $9.4 million realized in 2006. Revenues also increased at MMP’s inland terminals due to higher additive fees and record throughput volumes and at its marine terminals primarily due to higher storage rates and additive fees and expansion projects completed over the past year; and

•	an increase in ammonia pipeline system revenues of $0.7 million due to higher tariffs associated with MMP’s new transportation agreements, which became effective July 1, 2005, and increased volumes.

Operating expenses increased by $14.2 million. Each of MMP’s business segments incurred additional expenses as follows:

•

an increase in petroleum products pipeline system expenses of $1.9 million, primarily due to system integrity spending for pipeline testing and personnel expenses. These increases were partially offset by more favorable product overages in the current period, principally reflecting higher commodity prices and sales of accumulated system overages, which reduce operating expenses;

•

an increase in petroleum products terminals expenses of $6.9 million primarily related to expenses associated with MMP’s Wilmington marine terminal, which it acquired in September 2005, and higher power and personnel costs at its other terminals; and

•

an increase in ammonia pipeline system expenses of $5.7 million primarily related to higher system integrity costs and environmental expenses. MMP expects the amount of system integrity spending to continue to increase in 2007 on its ammonia system due to the timing of high consequence area testing mandated by federal regulations.

Product sales revenues primarily resulted from MMP’s third-party product supply agreement, petroleum products blending operation, system product gains and transmix fractionation. Revenues from product sales were $664.6 million for the year ended December 31, 2006, while product purchases were $605.3 million, resulting in gross margin from these transactions of $59.3 million. The gross margin resulting from product sales and purchases for the 2006 period increased $5.8 million compared to gross margin for the 2005 period of $53.5 million, resulting from product sales for the year ended December 31, 2005 of $636.2 million and product purchases of $582.7 million. The gross margin increase in 2006 primarily resulted from the impact of high gasoline prices on MMP’s petroleum products blending operation, partially offset by lower margin from the third-party supply agreement primarily due to a lower weighted average inventory cost from 2004 that favorably impacted 2005 results. As previously disclosed, the gross margin MMP realizes on these activities can be substantially higher in periods when refined petroleum prices increase and substantially lower in periods when product prices decline or stabilize given that MMP follows an average inventory valuation methodology which results in each period’s product purchases being influenced by the value of products held in that period’s beginning inventory.

Operating margin increased $49.8 million, primarily due to revenues from a variable-rate storage agreement, incremental operating results from MMP’s recently-acquired Wilmington marine facility and improved utilization and financial results from MMP’s other assets.

Depreciation and amortization expense increased by $4.6 million related to MMP’s asset acquisitions and capital improvements over the past year.

Affiliate G&A expenses increased by $6.0 million. This increase was primarily related to (i) our incremental costs associated with being a public company since February 2006, (ii) expense we recognized associated with certain distribution payments made over the past three years by MGG Midstream Holdings, L.P. to an executive officer of Magellan GP, LLC, who left the company during the fourth quarter of 2006, and (iii) MMP’s equity- based compensation program, which impacted G&A expenses by $9.2 million during 2006 and $7.9 million during 2005. The higher compensation expense resulted from the increase in MMP’s unit price during the current period and increases in the number of units management estimates will vest under this equity-based incentive compensation program. G&A expenses also were higher during 2006 due to higher employee costs and additional personnel hired to help manage MMP’s expansion projects.

Interest expense, net of capitalized interest, was $52.4 million for the year ended December 31, 2006 compared to $61.6 million for the year ended December 31, 2005, a decrease of $9.2 million, or 15%, primarily due to lower average debt balances during the current period. The average consolidated debt outstanding, excluding fair value adjustments for interest rate hedges, decreased to $807.4 million during 2006 from $1,018.6 million during 2005 primarily due to the retirement of our term loan in December 2005. The weighted-average interest rate on consolidated borrowings, after giving effect to the impact of associated fair value hedges, increased to 6.7% for the 2006 period from 6.1% for the 2005 period primarily due to rising interest rates. The amount of capitalized interest in the current period associated with MMP’s capital spending program also increased, further reducing the net interest expense in 2006.

Interest income was $4.8 million during 2006 compared to $9.3 million in 2005, a decline of $4.5 million, primarily as a result of our and MMP’s lower cash balances and our lower imputed interest income recognized on smaller amounts to be received pursuant to the May 2004 indemnification settlement. We will continue to recognize imputed interest income on amounts due under this settlement until July 2007, when the final scheduled payment will be received.

Minority interest expense was $148.3 million for the year ended December 31, 2006 compared to $124.6 million for the year ended December 31, 2005, an increase of $23.7 million, primarily related to MMP’s improved financial results.

While we had no refinancing costs in 2006, the 2005 period included $6.4 million of write-offs of unamortized debt placement fees associated with refinancing our debt during June 2005 then retiring it during December 2005.

Net income was $34.5 million for the year ended December 31, 2006 compared to $11.5 million for the year ended December 31, 2005, an increase of $23.0 million, or 200%.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2005

			Variance
	Year Ended December 31,		Favorable (Unfavorable)
	2004	2005	$ Change	% Change
Financial Highlights (in millions, except operating statistics)
Revenues:
Transportation and terminals revenues:
Petroleum products pipeline system	$315.7	$383.0	$67.3	21
Petroleum products terminals	91.3	105.6	14.3	16
Ammonia pipeline system	13.9	15.8	1.9	14
Intersegment eliminations	(1.2)	(3.1)	(1.9)	(158)

Total transportation and terminals revenues	419.7	501.3	81.6	19
Product sales	275.8	636.2	360.4	131
Affiliate management fees	0.5	0.7	0.2	40

Total revenues	696.0	1,138.2	442.2	64
Operating expenses:
Petroleum products pipeline system	140.8	185.3	(44.5)	(32)
Petroleum products terminals	37.2	42.3	(5.1)	(14)
Ammonia pipeline system	6.6	8.2	(1.6)	(24)
Intersegment eliminations	(4.2)	(6.1)	1.9	45

Total operating expenses	180.4	229.7	(49.3)	(27)
Product purchases	255.6	582.7	(327.1)	(128)
Equity earnings	(1.6)	(3.1)	1.5	94

Operating margin	261.6	328.9	67.3	26
Depreciation and amortization expense	57.2	71.6	(14.4)	(25)
Affiliate G&A expense	54.2	61.5	(7.3)	(13)

Operating profit	$150.2	$195.8	$45.6	30

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$0.997	$1.026
Transportation barrels shipped (million barrels)	255.0	297.7
Petroleum products terminals:
Marine terminal average storage utilized (million barrels)(a)	16.4	18.6
Inland terminal throughput (million barrels)	101.2	111.1
Ammonia pipeline system:
Volume shipped (thousand tons)	765	713

(a)	For the year ended December 31, 2004, represents the average storage capacity utilized for the three months MMP owned its East Houston, Texas facility (0.6 million barrels) and the average storage capacity utilized for the full year at its other marine terminals (15.8 million barrels). For the year ended December 31, 2005, represents the average storage capacity utilized for the four months MMP owned its Wilmington, Delaware facility (1.8 million barrels) and the average storage capacity utilized for the full year at its other marine terminals (16.8 million barrels).

Transportation and terminals revenues increased by $81.6 million resulting from higher revenues for each of MMP’s business segments as shown below:

•

an increase in petroleum products pipeline system revenues of $67.3 million primarily attributable to revenues from MMP’s October 2004 pipeline system acquisition. In addition, its existing pipeline system experienced higher revenues because of increased diesel fuel shipments. Further, MMP earned more ancillary revenues related to services such as additives, ethanol blending, terminal services and management fee income;

•

an increase in petroleum products terminals revenues of $14.3 million. The 2005 period benefited from MMP’s East Houston marine terminal, which was acquired as part of its pipeline system acquisition in October 2004, and its Wilmington marine facility, which was acquired in September 2005. Revenues at MMP’s other marine terminals increased as well due to higher storage capacities, utilization and rates. Increased throughput and higher additive fees at its inland terminals further benefited the 2005 period; and

•

an increase in ammonia pipeline system revenues of $1.9 million. Higher tariffs associated with new transportation agreements, which became effective July 1, 2005, more than offset reduced volumes. The lower volumes primarily reflect customers’ continued maintenance of tight inventory levels due to increased production costs as a result of higher natural gas prices in 2005.

Operating expenses increased by $49.3 million. Each of MMP’s business segments incurred additional expenses as follows:

•

an increase in petroleum products pipeline system expenses of $44.5 million, primarily attributable to operating costs associated with the pipeline system MMP acquired in October 2004. Increased expenses related to higher environmental accruals associated with historical incidents, power costs and system integrity spending for tank maintenance and pipeline testing also impacted the 2005 period;

•

an increase in petroleum products terminals expenses of $5.1 million. Expenses increased due to operating costs associated with the acquisitions of MMP’s East Houston and Wilmington marine facilities. In addition, 2005 expenses were higher because of environmental accruals associated with historical incidents, asset retirements and property taxes; and

•

an increase in ammonia pipeline system expenses of $1.6 million, primarily attributable to increased system integrity costs and higher property taxes due to an adjustment that positively impacted the 2004 period.

Revenues from product sales were $636.2 million for the year ended December 31, 2005, while product purchases were $582.7 million, resulting in gross margin from these transactions of $53.5 million. The gross margin resulting from product sales and purchases for the 2005 period increased $33.3 million compared to gross margin for the 2004 period of $20.2 million, resulting from product sales for the year ended December 31, 2004 of $275.8 million and product purchases of $255.6 million. The gross margin increase in 2005 primarily resulted from the impact of very high and increasing gasoline prices on MMP’s petroleum products blending and fractionation operations and the third-party supply agreement MMP assumed as part of the pipeline assets it acquired in October 2004.

Equity earnings increased by $1.5 million due primarily to increased shipments on MMP’s 50%-owned crude oil pipeline company that it acquired in March 2004 and a full year ownership in 2005 compared to 10 months in 2004.

Operating margin increased $67.3 million, primarily due to incremental operating results associated with acquisitions, higher gross margin from product sales and improved utilization of MMP’s other assets.

Depreciation and amortization expense increased by $14.4 million related to MMP’s asset acquisitions and capital improvements.

Affiliate G&A expenses increased by $7.3 million. This increase was primarily attributable to additional G&A personnel and costs resulting from MMP’s October 2004 pipeline system acquisition. Higher equity-based incentive compensation expense during the 2005 period was partially offset by transition costs associated with MMP’s separation from the former owner of its general partner during the 2004 period.

Interest expense, net of capitalized interest, was $61.6 million for the year ended December 31, 2005 compared to $42.3 million for the year ended December 31, 2004, an increase of $19.3 million, or 46%. The average consolidated debt outstanding, excluding fair value adjustments for interest rate hedges, increased to $1,018.6 million during 2005 from $753.2 million during 2004 primarily due to the financing associated with MMP’s October 2004 pipeline system acquisition and our additional borrowings. Further, the weighted-average interest rate on consolidated borrowings, after giving effect to the impact of associated fair value hedges, increased to 6.1% for the 2005 period from 5.6% for the 2004 period primarily due to rising interest rates.

Interest income increased from $5.6 million for the 2004 period to $9.3 million for the 2005 period primarily attributable to a full year of interest income recognized on the amounts owed under the May 2004 indemnification settlement.

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

Net financing costs were $6.4 million during 2005 compared to $21.5 million during 2004, a decrease of $15.1 million. We refinanced our debt during June 2005 then retired it during December 2005, resulting in $6.4 million of write-offs of unamortized debt placement fees. The 2004 costs included a $12.7 million debt prepayment premium related to the early extinguishment of a portion of MMP’s senior notes and $9.8 million of write-offs for unamortized debt placement fees associated with this retired debt and our debt, which was also refinanced during 2004. Partially offsetting these 2004 charges was a $1.0 million gain on the ineffective portion of an interest rate hedge related to the MMP refinancing.

Net income was $11.5 million for the year ended December 31, 2005 compared to $19.7 million for the year ended December 31, 2004, a decrease of $8.2 million, or 42%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities for the year ended December 31, 2006 was $316.6 million compared to $223.2 million for the year ended December 31, 2005 and $221.4 million for the year ended December 31, 2004. The $93.4 million increase in cash flows from operating activities between 2005 and 2006 was primarily attributable to:

•	increased net income, net of non-cash minority interest expense, of $46.6 million in 2006;

•

a $21.4 million increase in cash from operations relative to net changes in inventories. Although inventories increased $13.4 million in 2006 over 2005, that increase was $21.4 million less than the $34.8 million increase in inventories during 2005. The increase in inventories during 2006 is primarily due to higher natural gas liquids purchases in December 2006 initiated to take advantage of favorable product prices at that time, while the increase in 2005 primarily resulted from the third-party supply agreement MMP assumed in connection with its October 2004 pipeline system acquisition; and;

•

a $21.5 million increase in cash inflows relative to net changes in accounts payable and accrued product purchases. The increase is primarily due to the timing of invoices received from MMP’s vendors and suppliers.

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

Net cash used by investing activities for the years ended December 31, 2006, 2005 and 2004 was $148.3 million, $55.4 million and $732.6 million, respectively. During 2006, MMP spent $168.5 million for capital expenditures, of which $32.9 million was for maintenance capital and $135.6 million was for expansion capital. Significant expenditures of expansion capital during 2006 included new tanks at MMP’s Galena Park, Texas terminal, new pipeline construction and pipeline connections, equipment to comply with ultra low sulfur diesel fuel mandates, additions to delivery racks and ethanol blending equipment. During 2005, MMP acquired a marine terminal in Wilmington, Delaware for $55.3 million and two petroleum products pipeline system terminals in Wichita, Kansas and Aledo, Texas for $10.9 million on a combined basis. In addition, MMP spent $7.6 million to buy out of obligations related to a portion if its third-party supply agreement and $92.8 million for capital expenditures, excluding acquisitions. These cash expenditures were partially offset by sales of marketable securities which, net of purchases, generated $108.1 million of cash in 2005. During 2004, net investments in marketable securities by us and MMP used $108.1 million of cash. In addition, MMP acquired the following assets during 2004: (i) ownership in 14 petroleum products terminals located in the southeastern United States for $25.4 million; (ii) a 50% ownership in a crude oil pipeline company for $25.0 million; and (iii) petroleum products pipeline system assets for $488.9 million plus $3.3 million of incurred transaction costs and $30.1 million for inventory.

Net cash provided by (used in) financing activities for the years ended December 31, 2006, 2005 and 2004 was $(197.9) million, $(162.8) million and $374.7 million, respectively. Cash used during 2006 primarily reflects $563.7 million of distributions by us to our owners and unitholders and $151.6 million of distributions by MMP to its owners other than us, partially offset by $506.8 million of net proceeds from our initial public offering. Cash used during 2005 primarily reflects $455.9 million of distributions by us to our owners and $125.4 million of distributions by MMP to its owners other than us, partially offset by $400.2 million of proceeds from the sale of our remaining MMP limited partner units. A capital contribution of $272.5 million received to retire our debt outstanding at the time and borrowings more than offset debt payments during 2005. Cash provided during 2004 was principally attributable to financings completed by MMP in connection with its October 2004 pipeline system acquisition and its May 2004 refinancing, including $210.1 million net borrowings by MMP after debt placement costs and prepayment premiums and $286.5 million of net proceeds to MMP from issuances of additional MMP limited partner units to the public. In addition, we received net proceeds of $120.6 million from our sales of MMP limited partner units and net proceeds from our borrowings of $77.9 million after debt placement costs. Partially offsetting these amounts were distributions of $251.0 million by us to our owners and distributions by MMP of $71.5 million to its owners other than us.

In February 2007, we received a quarterly distribution of $16.2 million related to our ownership of the general partner interest and incentive distribution rights in MMP associated with the fourth quarter of 2006. As a result, in February 2007 we paid a quarterly distribution of $0.246 for each of our limited partner units for the fourth quarter of 2006. If we continue to pay cash distributions at this current level and the number of outstanding units remain the same, total cash distributions of $61.7 million will be paid to our unitholders in 2007.

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

During 2006, MMP’s maintenance capital spending was $26.2 million, excluding $6.5 million of spending that would have been covered by indemnifications settled in May 2004 and $0.2 million for which MMP expects to be reimbursed by insurance. Including the $20.0 million payment received on July 1, 2006, MMP has received $82.5 million to date under an indemnification settlement agreement with a former affiliate. Please see Environmental below for additional discussion of this indemnification settlement.

For 2007, MMP expects to incur maintenance capital expenditures for its existing businesses of approximately $34.0 million, excluding $8.0 million of maintenance capital that would have been covered by the indemnification discussed above and $2.0 million MMP expects to receive from insurance reimbursements.

In addition to maintenance capital expenditures, MMP also incurs expansion capital expenditures at its existing facilities. During 2006, MMP spent approximately $135.6 million for organic growth projects. Based on projects currently underway or in advanced stages of development, MMP currently plans to spend $115.0 million on organic growth capital in 2007, excluding future acquisitions, and approximately $20.0 million in 2008 to complete these projects.

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

As of December 31, 2006, total debt reported on our consolidated balance sheet was $791.3 million, as described below. The difference between this amount and the $793.1 million face value of our outstanding debt is due to adjustments associated with the fair value hedges MMP has in place for a portion of its outstanding senior notes and unamortized discounts on its debt issuances, as well as fair value adjustments to MMP’s debt for the step-up accounting treatment we recorded when we acquired general and limited partner interests in MMP during 2003.

Our Debt

As of December 31, 2006, we had no debt outstanding other than MMP’s debt, which is consolidated on our financial statements.

Affiliate Note Payable. In February 2006, we entered into a $5.0 million revolving credit facility with MGG Midstream Holdings, L.P. as the lender. The facility was available exclusively to fund our working capital borrowings. As of December 31, 2006, no amounts were outstanding under the facility. The borrowings under the facility matured on December 31, 2006, and in January 2007 we entered a facility with similar terms that matures on December 31, 2007. Borrowings, if any, under the facility will bear interest at LIBOR plus 2.0%, and we pay a commitment fee to MGG Midstream Holdings, L.P. on the unused portion of the working capital facility of 0.3%. Other than borrowings under our $5.0 million revolving credit facility, MGG Midstream Holdings, L.P.’s term loan restricts our ability to incur debt; however, we have the ability to replace this facility with a similar facility. For a description of this restriction, please read “Risk Factors—Risks Related to Conflicts of Interest” in Item 1A of this 10-K report.

June 2005 Term Loan. In June 2005, we entered into a credit agreement with a group of financial institutions that provided for a $275.0 million term loan. Proceeds from the term loan were used to repay the $95.3 million outstanding balance of our December 2004 Term Loan, to fund a defeasance account, pay related fees and expenses and make a distribution to our affiliate owners. In December 2005, we used proceeds from a capital contribution from MGG Midstream Holdings, L.P. to retire the June 2005 term loan.

December 2004 Term Loan. In December 2004, we entered into a credit agreement with a group of financial institutions that provided for a $250.0 million term loan. Proceeds from the loan were used to repay the $97.4 million outstanding balance of a previous term loan, to pay related fees and expenses and make a distribution to our owners. The balance of this loan outstanding at December 2004 was repaid with the proceeds of our June 2005 term loan discussed above.

MMP’s Debt

MMP’s debt is non-recourse to us and its general partner.

Magellan Pipeline Notes. Magellan Pipeline entered into a private placement debt agreement with a group of financial institutions for $480.0 million of fixed rate senior notes, comprised of $178.0 million of Series A notes and $302.0 million of Series B notes. MMP repaid all of the Series A notes in 2004 and it made scheduled payments on the Series B notes of $15.1 million on October 7, 2005 and $14.3 million on October 7, 2006. The face value of the notes outstanding on December 31, 2006 was $272.6 million. The maturity date of the notes is October 7, 2007; therefore, MMP has classified these notes as current liabilities on its December 31, 2006 consolidated balance sheet. MMP anticipates refinancing this debt prior to its maturity in October 2007. The weighted-average interest rate for the notes, including the impact of the swap of $250.0 million of the notes from fixed-rate to floating-rate, was approximately 8.6% at December 31, 2006. MMP guarantees payment of interest and principal by Magellan Pipeline.

The note purchase agreement under which these notes were issued, as amended in May 2004, requires Magellan Pipeline to maintain specified ratios of: (i) consolidated debt to EBITDA of no greater than 3.50 to 1.00, and (ii) consolidated EBITDA to interest expense of at least 3.25 to 1.00. It also requires MMP to maintain specified ratios of: (i) consolidated debt to EBITDA of no greater than 4.50 to 1.00, and (ii) consolidated EBITDA to interest expense of at least 2.50 to 1.00. In addition, the note purchase agreement contains additional covenants that limit Magellan Pipeline’s ability to, among other things, incur additional indebtedness, encumber its assets, make debt or equity investments, make loans or advances, engage in certain transactions with affiliates, merge, consolidate, liquidate or dissolve, sell or lease a material portion of its assets, engage in certain sale and leaseback transactions and change the nature of its business. MMP is in compliance with these covenants.

Revolving Credit Facility. MMP’s current revolving credit facility has a borrowing capacity of $400.0 million. The facility’s maturity date is May 2011 and the interest rate on borrowings under the facility is LIBOR plus a spread that ranges from 0.3% to 0.8% based on MMP’s credit ratings and amounts outstanding under the facility. Borrowings under this credit facility are unsecured. As of December 31, 2006, $20.5 million was outstanding under this facility, and $1.1 million of the facility was obligated for letters of credit. The obligations for letters of credit are not reflected as debt on MMP’s consolidated balance sheets. As of December 31, 2006, the weighted-average interest rate on borrowings outstanding under this facility was 5.8%.

The revolving credit facility requires MMP to maintain specified ratios of consolidated debt to EBITDA of no greater than 4.75 to 1.0. In addition, the facility contains other covenants limiting MMP’s ability to incur additional indebtedness or modify its other debt instruments, encumber its assets, make certain investments, engage in certain transactions with affiliates, engage in sale and leaseback transactions, merge, consolidate, liquidate, dissolve or sell or lease all or substantially all of its assets or change the nature of its business. MMP is in compliance with these covenants.

6.45% Senior Notes due 2014. On May 25, 2004, MMP sold $250.0 million of 6.45% senior notes due 2014 in an underwritten public offering at 99.8% of par. MMP received proceeds after underwriters’ fees and expenses of approximately $246.9 million. Including the impact of pre-issuance hedges associated with these notes, the effective interest rate on these notes at December 31, 2006 was 6.3%.

5.65% Senior Notes due 2016. On October 15, 2004, MMP sold $250.0 million of 5.65% senior notes due 2016 in an underwritten public offering as part of the long-term financing of the pipeline system assets MMP acquired in October 2004. The notes were issued at 99.9% of par, and MMP received proceeds after underwriters’ fees and expenses of approximately $247.6 million. Including the impact of pre-issuance hedges associated with these notes and the swap of $100.0 million of the notes from fixed-rate to floating-rate, the weighted-average interest rate on the notes a December 31, 2006 was 6.0%.

The indentures under which both the 6.45% and 5.65% notes were issued do not limit MMP’s ability to incur additional unsecured debt. The indentures contain covenants limiting, among other things, MMP’s ability to incur indebtedness secured by certain liens, engage in certain sale-leaseback transactions, and consolidate, merge or dispose of all or substantially all of its assets. MMP is in compliance with these covenants.

Interest Rate Derivatives. MMP utilizes interest rate derivatives to manage interest rate risk. MMP was engaged in the following interest-rate derivative transactions as of December 31, 2006:

•

In September and November 2006, MMP entered into a total of $250.0 million of forward starting interest rate swap agreements to hedge against variability of future interest payments on a portion of the debt MMP anticipates issuing no later than October 2007. Proceeds of the anticipated debt issuance will be used to refinance the Magellan Pipeline notes, which mature in October 2007. The interest rate swap agreements have a 30-year term, which matches the expected tenor of the anticipated debt. The effective date of the agreements is October 9, 2007, at which time the agreements require a mandatory cash settlement. The fixed rate provided in the agreements is 5.3%; assuming no changes in swap spreads between the date we entered these agreements and the date we settle these agreements, these agreements will effectively fix the rate on the treasury component of our anticipated debt issuance at approximately 4.8%;

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table summarizes our consolidated contractual obligations as of December 31, 2006 (in millions):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term and current debt obligations (1)	$793.1	$272.6	$—	$20.5	$500.0
Interest obligations	276.1	47.5	62.2	60.5	105.9
Operating lease obligations	18.8	3.0	3.5	2.9	9.4
Pension and postretirement medical obligations	29.4	4.7	4.9	5.5	14.3
Purchase commitments:
Affiliate operating and G&A (2)
Petroleum product purchases (3)	4.4	2.5	1.7	0.1	0.1
Utility purchase commitments	4.0	2.8	1.0	0.2	—
Derivative financial instruments (4)
Equity-based incentive awards (5)	20.7	11.0	9.7	—	—
Environmental remediation (6)	24.6	8.2	7.7	5.0	3.7
Capital project purchase obligations	43.3	43.3	—	—	—
Maintenance and security purchase obligations	1.7	1.5	0.2	—	—
Other purchase obligations	1.4	0.8	0.6	—	—
Long-term deposit	13.5	—	—	—	13.5

Total	$1,231.0	$397.9	$91.5	$94.7	$646.9

(1)	Excludes market value adjustments to long-term debt associated with qualifying hedges. For purposes of this table, we have assumed that the borrowings under MMP’s revolving credit facility as of December 31, 2006 ($20.5 million) will not be repaid until the maturity date of the facility in October 2011. MMP’s Magellan Pipeline notes mature in October 2007 and their $272.7 million carrying value at December 31, 2006 was classified as a current liability on our consolidated balance sheet. MMP intends to refinance this debt with 30-year notes prior to its October 2007 maturity.
(2)	MMP has an agreement with MGG GP to provide its direct operating and G&A services. This agreement has provisions for termination upon 90-day notice by either party. As a result of the termination provisions of this agreement and the requirement by MMP to pay only actual costs as they are incurred, we are unable to determine the actual amount of this commitment. The amount MMP paid for allocated operating and G&A costs during 2006 was $136.1 million.
(3)	MMP has an agreement to supply a customer with up to approximately 400,000 barrels of petroleum products per month until the agreement expires in 2018. Related to this supply agreement, MMP has entered into a separate buy-or-make-whole agreement with a supplier for 13,000 barrels of product per day through May 31, 2008. Under the terms of this buy-or-make-whole agreement, if MMP does not purchase all of the barrels specified in the agreement, MMP’s supplier will sell the deficiency barrels in the open market. MMP is required to reimburse its supplier for any amounts in which they sell these deficiency barrels at prices lower than specified in the buy-or-make-whole agreement. We have not included any amounts in the table above for this commitment because MMP is unable to determine what the amounts of that commitment will be.
(4)	On December 31, 2006, MMP had outstanding interest rate swap agreements to hedge against the fair value of $350.0 million of its long-term debt. Further, on December 31, 2006, MMP had outstanding $250.0 million of forward starting interest rate swap agreements to hedge against the variability of future interest payments on a portion of the debt it anticipates issuing no later than October 2007. Because future cash outflows under these agreements, if any, are uncertain, they have been excluded from this table.
(5)	Represents amounts MMP has accrued for equity-based incentive compensation through December 31, 2006 based on when those existing liabilities will be settled. Management expects the amounts that will ultimately vest to these employees will exceed these amounts primarily due to anticipated compensation liabilities that will be recognized over the remainder of the vesting periods and changes in MMP’s limited partner unit prices between December 31, 2006 and the date the unit awards actually vest.

(6)	On December 31, 2006, MMP entered into a 10-year agreement to reach contractual endpoint (as defined in the agreement) for 26 remediation sites. This contract obligates MMP to pay the remediation costs incurred by the contract counterparty associated with these 26 sites up to a maximum of $14.0 million. The amounts in the table above include the remaining amounts to be paid under this agreement ($12.4 million) and the estimated timing of these payments. During 2006, MMP entered into a separate 10-year agreement with an independent contractor to remediate certain of MMP’s environmental sites. This contract obligated MMP to pay $16.2 million over a 10-year period. MMP incurred $4.3 million of costs associated with this agreement during 2006. The amounts in the table above include the remaining amounts to be paid under this agreement ($11.9 million) and the contractually-determined timing of those payments.

Environmental

Various governmental authorities in the jurisdictions in which MMP conducts its operations subject MMP to environmental laws and regulations. MMP has accrued liabilities for estimated site restoration costs to be incurred in the future at its facilities and properties, including liabilities for environmental remediation obligations at various sites where MMP has been identified as a possible responsible party. Under its accounting policies, MMP records liabilities when site restoration and environmental remediation obligations are either known or considered probable and can be reasonably estimated. The determination of amounts recorded for environmental liabilities involves significant judgments and assumptions by management. Due to the inherent uncertainties involved in determining environmental liabilities, it is reasonably possible that the actual amounts required to extinguish these liabilities could be materially different from those MMP has recognized.

Prior to May 2004, MMP’s former affiliate provided indemnifications to MMP for assets MMP had acquired from it. In May 2004, we and MMP entered into an agreement with the former affiliate under which the former affiliate agreed to pay MMP $117.5 million to release it from those indemnification obligations. Including the $20.0 million payment received on July 1, 2006, MMP has received $82.5 million pursuant to this agreement and expects to receive the remaining balance of $35.0 million on July 1, 2007. As of December 31, 2006, known liabilities that would have been covered by these indemnifications were $45.7 million. In addition, MMP has spent $31.7 million through December 31, 2006 that would have been covered by these indemnifications, including $13.4 million of capital costs. MMP has not reserved the cash received from this indemnity settlement and has used it for its various other cash needs, including capital expansion spending.

During the third quarter of 2006, MMP entered into an agreement with a contractor to mitigate against the risk of increases in certain of its existing environmental liabilities. The agreement requires that the contractor assume responsibility for the environmental remediation of certain sites and purchase cost cap insurance from an insurance company. MMP is an additional named insured under that policy and was required to pay the related insurance premium. In connection with this agreement, MMP increased the related environmental liabilities by $2.9 million, to equal the discounted value of the cash payments to be made to the contractor pursuant to the agreement, and recorded $2.2 million of expense to reflect risk and insurance premiums paid for a total charge of $5.1 million in 2006.

At the time of our investment in MMP, we assumed obligations to indemnify MMP for $21.9 million of known environmental liabilities. Through December 31, 2006, we have paid the entire $21.9 million to MMP. Therefore, we no longer have an obligation related to these environmental indemnities.

In July 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act (the “Act”) served an information request to MMP’s former affiliate with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on Magellan Pipeline, which MMP subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill

Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. MMP responded to the March 2004 information request in a timely manner and has entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. MMP has accrued an amount for this matter based on its best estimates that is less than $22.0 million. Most of the amounts MMP has accrued for this matter were included as part of the environmental indemnification settlement MMP reached with its former affiliate (see Note 19—Commitments and Contingencies in the accompanying consolidated financial statements). Due to the uncertainties described above, it is reasonably possible that the amounts MMP has recorded for this environmental liability could change in the near term. MMP’s management is in ongoing discussions with the EPA; however, it is unable to determine with any accuracy what MMP’s ultimate liability could be for this matter. Adjustments from amounts MMP currently has recorded to the final settlement amounts reached with the EPA could be material to our results of operations or cash flows.

In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by MMP and operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third party operator was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for failing to timely report the releases and that the statutory maximum for those penalties could be as high as $4.2 million. MMP is evaluating whether or not it has an indemnity obligation to the third party operator for all or a portion of the CERCLA penalties. Additionally, the DOJ stated in its notice to MMP that it does not expect MMP or the third party operator to pay the penalties at the statutory maximum and that it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP is currently in discussions with the EPA and DOJ regarding these two releases; however, MMP does not believe that the ultimate resolution of this matter will have a material impact on its results of operations, financial position or cash flows.

Polychlorinated Biphenyls (“PCB”) Impacts. MMP has identified PCB impacts at one of its petroleum products terminals that it is in the process of delineating. It is possible that in the near term after MMP’s delineation process is complete, the PCB contamination levels could require corrective actions. Management is unable at this time to determine what these corrective actions and associated costs might be. However, the costs of these corrective actions could be material to MMP’s results of operations and cash flows.

Other Items

Pipeline tariff increase. The FERC regulates the rates charged on interstate common carrier pipeline operations primarily through an index methodology, which establishes the maximum amount by which tariffs can be adjusted. The FERC reviews this approved methodology on a periodic basis. During March 2006, the FERC approved the methodology of producer price index for finished goods (“PPI-FG”) plus 1.3% for the annual adjustment related to the next five year period, commencing July 1, 2006. Based on an actual 2005 annual change in PPI-FG of approximately 4.8%, the 2006 mid-year adjustment resulted in an allowed increase on indexed tariffs of approximately 6.1%. MMP increased virtually all of its published tariffs by approximately 6.1% effective July 1, 2006. Preliminary data estimates PPI-FG for 2006 to be approximately 2.9%. Once PPI-FG is finalized, MMP would expect to increase the majority of its tariffs by the resulting PPI-FG plus 1.3% on July 1, 2007.

Galena Park marine terminal expansion. During late 2005 and early 2006, MMP executed a series of long-term terminalling agreements with several customers pursuant to which MMP will construct 30 new storage tanks at its Galena Park, Texas marine terminal. Construction is complete for 10 of the tanks which will be operational for all of 2007 and MMP expects the remaining 20 new tanks to be placed into service at intervals during the remainder of 2007 and in 2008. We believe these new agreements will significantly contribute to MMP’s and our results of operations and cash flows once construction is complete and all 30 new tanks have been placed into service.

Unrecognized product gains. MMP’s operations generate product overages and shortages. When MMP experiences net product shortages, it recognizes expense for those losses in the period in which they occur. When MMP experiences product overages, MMP has product on hand for which it has no cost basis. Therefore, these overages are not recognized in our financial statements until the associated barrels are either sold or used to offset product losses. The combined unrecognized product overages for MMP’s operations had a market value of approximately $8.7 million as of December 31, 2006. However, the actual amounts recognized in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

Postretirement benefit obligations. Assuming market conditions remain constant, MMP expects to contribute $5.7 million, $3.7 million and $5.7 million in 2007, 2008 and 2009, respectively to fund its postretirement pension obligations, which primarily include pension benefits for employees supporting MMP’s operations. In addition, we will fund retiree medical obligations as claims are made.

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

Contract expiration. In connection with MMP’s October 2004 acquisition of a petroleum products pipeline system, MMP entered into three-year terminalling and transportation agreements with the seller for average minimum revenue commitments of approximately $27.0 million per year through September 30, 2007. MMP currently expects to retain most of this revenue. However, if MMP is unsuccessful in retaining this business, it could have a significant impact on our revenues, results of operations and cash flows after the current contracts expire.

Impact of Inflation

Inflation is a factor in the United States economy and may increase the cost to acquire or replace property, plant and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation and MMP’s existing agreements, MMP has and will continue to pass through increased costs to its customers in the form of higher fees.

Critical Accounting Estimates

Our management has discussed the development and selection of the following critical accounting estimates with the audit committee of our general partner’s board of directors and the audit committee has reviewed and approved these disclosures.

Environmental Liabilities

The environmental liabilities we recognize on our consolidated balance sheets are related to MMP’s operations, with certain fair value adjustments associated with our acquisition of MMP in June 2003. MMP estimates the liabilities associated with environmental expenditures based on site-specific project plans for remediation, taking into account prior remediation experience. Remediation project managers evaluate each known case of environmental liability to determine what associated costs can be reasonably estimated and to ensure compliance with all applicable federal and state requirements. We believe the accounting estimate relative to environmental remediation costs to be a “critical accounting estimate” for all three of MMP’s operating segments because: (1) estimated expenditures, which will generally be made over the next 1 to 10 years, are subject to cost fluctuations and could change materially, (2) as remediation work is performed and additional information relative to each specific site becomes known, cost estimates for those sites could change materially, (3) unanticipated third-party liabilities may arise and (4) changes in federal, state and local environmental regulations could significantly increase the amount of the liability.

A defined process for project reviews is integrated into MMP’s system integrity plan. Specifically, MMP’s remediation project managers meet once a year with accounting, operations, legal and other personnel to evaluate, in detail, the known environmental sites associated with each of MMP’s operating segments. The purpose of the annual project review is to assess all aspects of each project, evaluating what actions will be required to achieve regulatory compliance, estimating the costs associated with executing the regulatory phases that can be reasonably estimated and estimating the timing for those expenditures. During the site-specific evaluations, all known information is utilized in conjunction with professional judgment and experience to determine the appropriate approach to remediation and to assess liabilities. The general remediation process to achieve regulatory compliance consists of site investigation/delineation, site remediation and long-term monitoring. Each of these phases can, and often does, include unknown variables that complicate the task of evaluating the estimated costs to completion.

Each quarter, MMP re-evaluates its environmental estimates taking into account any new incidents that have occurred since the last annual meeting of the remediation project managers, any changes in the site situation and additional findings or changes in federal or state regulations. The estimated environmental liability accruals are adjusted as necessary. Changes in our environmental liabilities since December 31, 2004 were as follows (in millions):

Balance—January 1, 2005	$59.9
Accruals	12.7
Expenditures	(15.3)
Amortization of fair value adjustment	0.4
Other	(0.4)

Balance—December 31, 2005	57.3
Accruals	16.4
Expenditures	(16.8)
Amortization of fair value adjustment	0.3

Balance—December 31, 2006	$57.2

In May 2004, MMP entered into an agreement with Williams under which Williams agreed to pay MMP $117.5 million to release it from environmental and certain other indemnification obligations it had made to MMP. From the effective date of MMP’s environmental indemnification settlement agreement, all accrual adjustments associated with amounts that would have been previously indemnified are no longer reimbursed and therefore impact MMP’s and our net income.

During 2005, MMP increased its environmental liability accruals by $12.7 million, of which $3.2 million was related to pipeline product releases, $0.2 million was related to acquisitions and the remainder was primarily attributable to MMP’s annual site assessment process. MMP’s 2005 accruals included $0.7 million of amounts it recorded as accounts receivable from insurance carriers.

During 2006, MMP increased its environmental liability accruals by $16.4 million. This increase was due to accrual increases related to pipeline product releases of $6.4 million, changes in cost estimates of $2.9 million and costs associated with a cost cap insurance policy of $2.2 million, as a result of entering into a 10-year agreement with an independent contractor to remediate a number of MMP’s environmental sites. The remainder of the 2006 accrual increase was primarily attributable to MMP’s annual site assessment process.

Environmental liabilities at December 31, 2006 are based on estimates that are subject to change, and any changes to these estimates would impact our results of operations and financial position. For example, if our environmental liabilities increased by as much as 15% and assuming that none of this increase was covered by indemnifications or insurance, our expenses would increase by $8.6 million. Because we pay no income taxes, operating profit would decrease by the same amount which represents a decrease of 4% of our operating profit, minority interest expense would decrease by $6.2 million and net income would decrease by $2.4 million, or 7% of our net income for 2006. This would have the impact of reducing basic and diluted net income per limited partner unit by approximately $0.04. Such a change would not materially impact our liabilities, equity or liquidity.

Depreciation Methods and Estimated Useful Lives of Property, Plant and Equipment

Property, plant and equipment consist primarily of pipeline, pipeline-related equipment, storage tanks and terminal facility equipment. Property, plant and equipment are generally stated at cost except for impaired assets and assets recorded in transactions designated as the acquisition of a business. Impaired assets are recorded at fair value on the last impairment evaluation date for which an adjustment was required. Property, plant and equipment purchased under transactions accounted for as acquisition of businesses are recorded at fair value. When we acquired our interest in MMP in June 2003, we recorded MMP’s property, plant and equipment at 55% (our ownership interest on the date of the acquisition) of fair value and 45% of historical carrying value. Property, plant and equipment are depreciated using the straight-line method over the asset’s estimated useful life. Depreciation is the systematic and rational allocation of an asset’s cost, less its residual value (if any), to the periods it benefits. Straight-line depreciation results in depreciation expense being incurred evenly over the life of the asset. At December 31, 2005 and 2006, the gross book value of our property, plant and equipment was $2.3 billion and $2.4 billion, respectively, and we recorded depreciation expense of $70.3 million and $74.6 million during 2005 and 2006, respectively.

The determination of an asset’s estimated useful life takes a number of factors into consideration, including technological change, normal depreciation and actual physical usage. If any of these assumptions subsequently change, the estimated useful life of the asset could change and result in an increase or decrease in depreciation expense. MMP’s terminals, pipelines and related equipment have estimated useful lives of three to 59 years, and with the step-up in basis we recorded, the weighted-average asset life is approximately 37 years. If the estimates of these asset lives changed such that the average estimated asset life was 32 years, our depreciation expense for 2006 would increase by $9.3 million and operating profit would decrease by the same amount, which represents a decrease of 4% of our operating profit and, assuming MMP’s net income allocation for the fourth quarter of 2006, net income would reduce $2.6 million or 8%. This would have the impact of reducing basic and diluted net income per limited partner unit by approximately $0.04. Such a change would not materially impact our liabilities, equity or liquidity.

New Accounting Pronouncements

In October 2006, the Financial Accounting Standards Board (“FASB”) adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 was required to be adopted for financial statements issued after December 15, 2006. We adopted SFAS No. 158 in December 2006 and, as a result, recorded an increase in our pension and postretirement liabilities of $9.3 million, with an offsetting increase to accumulated other comprehensive loss of $9.3 million.

In October 2006, the FASB adopted Financial Staff Position (“FSP”) No. FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1.” This FSP addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” This FSP clarified that awards issued to an employee in exchange for past or future employee services that is subject to Statement 123(R) will continue to be subject to the recognition and measurement provisions of Statement 123(R) throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. However, only for purposes of this FSP, a modification does not include a change to the terms of the award if that change is made solely to reflect an equity restructuring that occurs when the holder is no longer an employee. The provisions in this FSP are required to be applied in the first reporting period beginning after October 10, 2006. We adopted this FSP on January 1, 2007, and its adoption did not have a material impact on our results of operations, financial position or cash flows.

In October 2006, the FASB adopted FSP No. FAS 123(R)-6, “Technical Corrections of FASB Statement No. 123(R).” This FSP clarifies that on the date any equity-based incentive awards are determined to no longer be probable of vesting, any previously recognized compensation cost should be reversed. Further, the FSP clarifies that an offer, made for a limited time period, to repurchase an equity-based incentive award should be excluded from the definition of a short-term inducement and should not be accounted for as a modification pursuant to paragraph 52 of Statement 123(R). The provisions in this FSP were required to be applied in the first reporting period beginning after October 20, 2006. We adopted this FSP on January 1, 2007, and its adoption did not have a material impact on our results of operations, financial position or cash flows.

In September 2006, the FASB adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. While SFAS No. 157 will not impact our valuation methods, it will expand our disclosures of assets and liabilities which are recorded at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are considering adopting this standard for 2007 but have not yet made a final decision. The adoption of this standard will not have a material impact on our results of operations, financial position or cash flows.

In September 2006, the FASB issued FSP No. AUG AIR-a, “Accounting for Planned Major Maintenance Projects.” This FSP prohibits the accrual of any estimated planned major maintenance costs because the accrued liabilities do not meet the definition of a liability under Statement of Financial Accounting Concepts No. 6, “Elements of Financial Statements.” The FSP also requires disclosure of an entity’s accounting policies relative to major maintenance. The guidance provided in FSP was required to be applied to the first fiscal year following December 31, 2006. We adopted this FSP on January 1, 2007, and its adoption did not have a material impact on our results of operations, financial position or cash flows. Our accounting policy regarding maintenance projects, which states that expenditures for maintenance, repairs and minor replacements are charged to operating expense in the period incurred, is included in our significant accounting policy statements under Property, Plant and Equipment in Note 3—Summary of Significant Accounting Policies in the accompanying consolidated financial statements.

In February 2006, the FASB issued FSP No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event”. This FSP provides that long-term equity incentive awards can still qualify for equity treatment if they contain a clause that allows for the payment of cash to award recipients under certain circumstances, such as a change in control of the general partner of a limited partnership. We adopted this FSP in February 2006 and its adoption did not have a material impact on our results of operations, financial position or cash flows.

In November 2005, the FASB issued FSP No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” FASB Statement No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The guidance in this FSP is to be applied to reporting periods beginning after December 15, 2005. We adopted this FSP on January 1, 2006, and its adoption did not have a material impact on our results of operations, financial position or cash flows.

In October 2005, the FASB issued FSP No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” This FSP requires entities who incur rental costs associated with operating leases to expense such costs as a continuing operating expense. This FSP is required to be implemented beginning January 1, 2006, with early adoption permitted. We adopted the FSP on January 1, 2006, and its adoption did not have a material impact on our results of operations, financial position or cash flows.

In September 2005, the FASB issued Emerging Issue Task Force (“EITF”) issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty.” In EITF No. 04-13, the FASB reached a tentative conclusion that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying APB No. 29, “Accounting for Nonmonetary Transactions.” The tentative conclusions reached by the FASB are required to be applied to transactions completed in reporting periods beginning after March 15, 2006. We adopted this EITF on March 16, 2006, and its adoption did not have a material impact on our results of operations, financial position or cash flows.

In May 2005, the FASB published SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of every voluntary change in accounting principle unless it is impracticable to do so. SFAS No. 154 also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. We adopted this SFAS No. 154 on January 1, 2006, and its adoption did not have a material impact on our results of operations, financial position or cash flows.

In March 2005, the FASB issued Financial Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations (as amended).” FIN 47 clarified that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing or method of settlement. Thus, the timing or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development or through the normal operation of the asset. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 was required to be adopted no later than the end of fiscal years ending after December 15, 2005, with retrospective application for interim financial information permitted. We adopted FIN No. 47 in 2005, and its adoption did not have a material impact on our results of operations, financial position or cash flows.

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment,” as amended, referred to as “SFAS No. 123(R).”This Statement and subsequent amendments establish accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. This SFAS requires that all equity-based compensation awards to employees be recognized in the income statement based on their fair values, eliminating the alternative to use APB No. 25’s intrinsic value method. SFAS No. 123(R) was effective as of the beginning of the first interim period that began after December 31, 2005. SFAS No. 123(R) applies to all awards granted after the required effective date but was not to be applied to awards granted in periods before the required effective date except to the extent that awards from prior periods were modified, repurchased or cancelled after the required effective date. We adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective application method. Under the modified prospective method, we were required to account for all of our equity-based incentive awards granted prior to January 1, 2006, using the fair value method as defined in SFAS No. 123 instead of our then-current methodology of using the intrinsic value method as defined in APB No. 25. Due to the structure of our awards, we recognized compensation expense under APB No. 25 in much the same manner as that required under SFAS No. 123. Consequently, for the awards granted prior to January 1, 2006, the initial adoption and application of SFAS No. 123(R) did not have a material impact on our results of operations, financial position or cash flows.

Related Party Transactions

In March 2004, MMP acquired a 50% ownership interest in Osage Pipeline and began operating the Osage Pipeline for which it is paid a fee. During 2004, 2005 and 2006, MMP received operating fees of $0.5 million, $0.7 million and $0.7 million, respectively, which were reported as affiliate management fee revenue. In 2004, MMP also received $0.3 million from Osage Pipeline for fees to transition accounting, billing and other administrative functions to them. MMP recorded these fees as a reduction to operating expenses in its results of operations.

The following table summarizes affiliate costs and expenses which are reflected in the accompanying consolidated statements of income (in thousands):

	Year Ended December 31,
	2005	2006
MGG GP—allocated operating expenses	1,551	73,611
MGG GP—allocated G&A expenses	870	41,008
MGG Midstream Holdings, L.P.—allocated G&A expenses	—	3,000

Under a services agreement between us, MMP and Magellan GP, LLC, we agreed to provide the employees necessary to conduct MMP’s operations. Until December 2005, we provided the employees necessary to conduct MMP’s operations and MMP reimbursed us for all payroll and benefit costs we incurred on its behalf, subject to our G&A expense limitation agreement with MMP. In December 2005, the employees necessary to conduct MMP’s operations were transferred to MGG GP and a new services agreement between MMP and MGG GP was executed. Consequently, we and MMP now reimburse MGG GP for the costs of employees necessary to conduct our operations. The affiliate payroll and benefits accruals associated with this agreement at December 31, 2005 and 2006 were $17.0 million and $18.8 million, respectively. The long-term affiliate pension and benefits accrual associated with this agreement at December 31, 2005 and 2006 was $18.0 million and $29.3 million, respectively. We and MMP settle our respective affiliate payroll, payroll-related expenses and non-pension postretirement benefit costs with MGG GP on a monthly basis. MMP settles its long-term affiliate pension liabilities through payments to MGG GP when MGG GP makes contributions to its pension fund.

In June 2003, we agreed to reimburse MMP for G&A expenses (excluding equity-based compensation) in excess of a G&A cap as defined in MMP’s omnibus agreement. This agreement expires December 31, 2010. The amount of G&A costs required to be reimbursed to MMP was $6.4 million, $3.3 million and $1.7 million in 2004, 2005 and 2006, respectively. The owner of our general partner reimburses us for the same amounts we reimburse to MMP for these excess G&A expenses. We record the reimbursements from the owner of our general partner as a capital contribution from our general partner.

A former executive officer of Magellan GP, LLC had an investment in MGG Midstream Holdings, L.P., which is an affiliate of ours and our general partner. This former executive officer left the company during the fourth quarter of 2006 and at that time we were allocated $3.0 million of G&A compensation expense associated with certain distribution payments made by MGG Midstream Holdings, L.P. to this individual over the past three years.

In June 2003, we agreed to assume from MMP’s former affiliate certain indemnified environmental obligations to MMP of $21.9 million, which had been satisfied as of December 31, 2006. See Indemnification Obligation in Note 19—Commitments and Contingencies in the accompanying consolidated financial statements for further discussion of this matter. We had recorded receivables from MMP’s former affiliate associated with the indemnification settlement of $51.2 million and $33.9 million at December 31, 2005 and 2006, respectively.

Other Related Party Transactions. We are partially owned by an affiliate of the Carlyle/Riverstone Global Energy and Power Fund II, L.P. (the “CRF”). As of December 31, 2006, one of the members of Magellan GP, LLC’s and our general partner’s eight-member boards of directors was a representative of CRF. Our general partner’s board of directors and Magellan GP, LLC’s board of directors had adopted a policy to address board of director conflicts of interests. In compliance with this policy, CRF had adopted procedures internally to assure that MMP’s proprietary and confidential information is protected from disclosure to competing companies in which CRF owns an interest. As part of these procedures, CRF had agreed that none of its representatives would serve on our or Magellan GP, LLC’s board of directors and on the boards of directors of competing companies in which CRF owns an interest. Effective January 30, 2007, all of the representatives of CRF have resigned from the boards of directors of our general partner and Magellan GP, LLC. See Note 24—Subsequent Events in the accompanying consolidated financial statements for a discussion of this matter.

On January 25, 2005, CRF, through affiliates, acquired general and limited partner interests of SemGroup, L.P. (“SemGroup”). CRF’s total combined general and limited partner interests in SemGroup are approximately 30%. One of the members of the seven-member board of directors of Sem Group’s general partner is a representative of CRF, with three votes on such board. MMP, through is subsidiaries and affiliates, is a party to a number of transactions with SemGroup and its affiliates. A summary of these transactions is provided in the following table (in millions):

	January 25, 2005 through December 31, 2005	Year Ended December 31, 2006
Sales of petroleum products	$144.8	$177.1
Purchases of petroleum products	90.0	63.2
Terminalling and other services revenues	5.9	4.4
Storage tank lease revenues	2.8	3.4
Storage tank lease expense	1.0	1.0

In addition to the above, MMP provides common carrier transportation services to SemGroup. As of December 31, 2005 and 2006, MMP had recognized a receivable of $6.2 million and $4.0 million, respectively, from and a payable of $6.1 million and $18.8 million, respectively, to SemGroup and its affiliates. The receivable is included with the trade accounts receivable amounts and the payable is included with the accounts payable amounts on our consolidated balance sheets.

In February 2006, MMP signed an agreement with an affiliate of SemGroup under which MMP agreed to construct two 200,000 barrel tanks on its property at El Dorado, Kansas, to sell these tanks to SemGroup’s affiliate and to lease these tanks back under a 10-year operating lease. During 2006, MMP received $6.1 million associated with this transaction from SemGroup’s affiliate, which was reported as proceeds from sale of assets on our consolidated statement of cash flows that accompany this report. During 2006, MMP incurred construction costs of $6.1 million for these tanks and estimates it will incur additional costs of approximately $1.0 million in 2007. The loss on sale of these tanks will be deferred and amortized over the 10-year life of the lease. MMP and SemGroup’s affiliate have further agreed that in exchange for its lease to MMP of these tanks, MMP will provide 400,000 barrels of storage on its pipeline system. In addition, MMP and SemGroup’s affiliate have entered into a separate storage tank maintenance agreement which specifies that MMP will, at its own cost, provide routine maintenance for the tanks over the initial 10-year term of the lease. The fair value of this maintenance agreement was estimated at $0.1 million, which was recorded as a deferred cost and will be recognized over the 10-year life of the lease. In return for these agreements, SemGroup agreed to a three-year throughput agreement on MMP’s pipeline.

CRF also has an ownership interest in the general partner of Buckeye Partners, L.P. (“Buckeye”). In 2005, MMP incurred $0.3 million of operating expenses with Norco Pipe Line Company, LLC, which is a subsidiary of Buckeye. MMP incurred no operating expenses with Buckeye or its subsidiaries during 2004 or 2006.

During May 2005, MMP’s general partner’s board of directors appointed John P. DesBarres as an independent board member. Mr. DesBarres currently serves as a board member for American Electric Power Company, Inc., of Columbus, Ohio. For the period May 1, 2005 through December 31, 2005, and the year ended December 31, 2006, MMP’s operating expenses totaled $1.7 million and $2.9 million, respectively, of principally power costs it incurred with Public Service Company of Oklahoma, which is a subsidiary of American Electric Power Company, Inc. MMP had no amounts payable to or receivable from Public Service Company of Oklahoma or American Electric Power Company Inc. at either December 31, 2005 or December 31, 2006.

Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, Magellan GP, LLC receives 50%, including its approximate 2% general partner interest, of any incremental cash distributed per limited partner unit. Because we own Magellan GP, LLC, we benefit from these distributions. As of December 31, 2006, the executive officers of our general partner collectively owned approximately 2.9% of MGG Midstream Holdings, L.P., which owned 65% of our limited partner interests. Therefore, the executive officers of our general partner indirectly benefit from distributions paid to Magellan GP, LLC. In 2004, 2005 and 2006, distributions paid to Magellan GP, LLC based on its general partner interest and incentive distribution rights totaled $16.7 million, $30.1 million and $56.3 million, respectively. In addition, during 2004 and 2005, we received distributions totaling $28.7 million and $5.0 million, respectively, related to the MMP common and subordinated limited partner units we owned at the time.

During February 2006, we sold 35% of our limited partner units in an initial public offering. In connection with the closing of this offering, MMP’s partnership agreement was amended to remove the requirement for Magellan GP, LLC to maintain its 2% interest in any future offering of MMP limited partner units. See Note 24—Subsequent Events in the accompanying consolidated financial statements for a discussion of changes in MMP’s general partner’s ownership interest in MMP after December 31, 2006. In addition, MMP’s partnership agreement was amended to restore the incentive distribution rights to the same level as before an amendment was made in connection with MMP’s October 2004 pipeline system acquisition, which reduced the incentive distributions paid to Magellan GP, LLC by $1.3 million for 2004, $5.0 million for 2005 and $3.0 million for 2006. In return, we made a capital contribution to MMP on February 9, 2006 equal to the present value of the remaining reductions in incentive distributions, or $4.2 million.

Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K include forward-looking statements that discuss our expected future results based on current and pending business operations.

Forward-looking statements can be identified by words such as “anticipates,” “believes,” “expects,” “estimates,” “forecasts,” “projects” and other similar expressions. Although we believe our forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in such forward-looking statements included in this report.

The following are among the important factors that could cause future results to differ materially from any projected, forecasted, estimated or budgeted amounts we have discussed in this report:

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

•	loss of one or more of MMP’s three customers on its ammonia pipeline system;

•	an increase in the competition MMP’s operations encounter;

•	the occurrence of an operational hazard or unforeseen interruption for which MMP is not adequately insured;

•	the treatment of us or MMP as a corporation for federal or state income tax purposes or if we or MMP become subject to significant forms of other taxation;

•	MMP’s ability to make and integrate acquisitions and successfully complete its business strategy;

•	changes in general economic conditions in the United States;

•	changes in laws or regulations to which we and MMP are subject, including tax withholding issues, safety, environmental and employment laws and regulations;

•	the cost and effects of legal and administrative claims and proceedings against us or MMP and its subsidiaries;

•

the amount of MMP’s indebtedness, which could make MMP vulnerable to general adverse economic and industry conditions, limit MMP’s ability to borrow additional funds, place MMP at competitive disadvantages compared to its competitors that have less debt or could have other adverse consequences;

•	MGG Midstream Holdings, L.P.’s term loan could restrict our ability to issue additional debt;

•	a change of control of MMP’s general partner, which could, under certain circumstances, result in MMP’s debt or the debt of its subsidiaries becoming due and payable;

•	the condition of the capital markets in the United States;

•	the effect of changes in accounting policies;

•

the potential that our or MMP’s internal controls may not be adequate, weaknesses may be discovered or remediation of any identified weaknesses may not be successful and the impact these could have on our unit price;

•	The ability of third parties to pay the amounts owed to MMP under its indemnification agreements;

•	conflicts of interests between us, our general partner, MMP and MMP’s general partner;

•

the ability of our general partner or MMP’s general partner and its affiliates to enter into certain agreements which could negatively impact our or MMP’s financial position, results of operations and cash flows;

•	supply disruption; and

•	global and domestic economic repercussions from terrorist activities and the government’s response thereto.

The list of important factors is not exclusive. We undertake no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events, changes in assumptions or otherwise.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

MMP may be exposed to market risk through changes in commodity prices and interest rates. We have established policies to monitor and control these market risks. MMP also enters into derivative agreements to help manage our exposure to commodity price and interest rate risks.

As of December 31, 2006, MMP had $20.5 million outstanding on its variable rate revolving credit facility. MMP had no other variable rate debt outstanding; however, because of certain interest rate swap agreements discussed below, MMP is exposed to interest rate market risk on an additional $350.0 million of its debt. $250.0 million of these interest rate swaps expire in October 2007. Considering these interest rate swap agreements and the amount outstanding on its revolving credit facility as of December 31, 2006, MMP’s annual interest expense would change by $0.4 million if LIBOR were to change by 0.125%.

During May 2004, MMP entered into four separate interest rate swap agreements to hedge against changes in the fair value of a portion of the Magellan Pipeline notes. MMP has accounted for these interest rate hedges as fair value hedges. The notional amounts of the interest rate swap agreements total $250.0 million. Under the terms of the agreements, MMP receives 7.7% (the interest rate of the Magellan Pipeline notes) and pays LIBOR plus 3.4%. These hedges effectively convert $250.0 million of MMP’s fixed-rate debt to floating-rate debt. The interest rate swap agreements began on May 25, 2004 and expire on October 7, 2007. Payments settle in April and October of each year with LIBOR set in arrears. MMP recognized liabilities of $2.5 million and $1.8 million for the fair value of these agreements on December 31, 2005 and 2006, respectively.

During October 2004, MMP entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016. MMP has accounted for this interest rate hedge as a fair value hedge. The notional amount of the interest rate swap agreement is $100.0 million. Under the terms of the agreement, MMP receives 5.65% (the interest rate of the $250.0 million senior notes) and pays LIBOR plus 0.6%. This hedge effectively converts $100.0 million of MMP’s 5.65% fixed-rate debt to floating-rate debt. The interest rate swap agreement began on October 15, 2004 and expires on October 15, 2016. Payments settle in April and October of each year with LIBOR set in arrears. MMP recognized a non-current asset of $0.3 million at December 31, 2005, and deferred liabilities of $1.2 million at December 31, 2006, for the fair value of this agreement.

In September 2006 and November 2006, MMP entered into a total of $250.0 million of forward starting interest rate swap agreements to hedge against variability of future interest payments on a portion of the debt it anticipates issuing no later than October 2007. Proceeds of the anticipated debt issuance will be used to refinance the Magellan Pipeline notes, which mature in October 2007. The interest rate swap agreements have a 30-year term, which matches the expected tenor of the anticipated debt. The effective date of the agreements is October 9, 2007, at which time the agreements require a mandatory cash settlement. The fixed rate provided in the agreements is 5.3%, Assuming no changes in swap spreads between the date MMP entered these agreements and the date it settles these agreements, these agreements will effectively fix the rate on the treasury component of MMP’s anticipated debt issuance at approximately 4.8%. The fair value of these agreements at December 31, 2006 was $0.2 million which was recorded to other current assets and other comprehensive income. A 0.125% change in interest rates would result in an increase or decrease in the fair value of these agreements of approximately $4.5 million.

As of December 31, 2006, MMP had entered into futures contracts, qualifying as normal purchases, for the acquisition of approximately 25,000 barrels of petroleum products. The notional value of these agreements on December 31, 2006 was approximately $1.7 million.

As of December 31, 2006, MMP had entered into futures contracts, qualifying as normal sales, for the sale of approximately 0.5 million barrels of petroleum products. The notional value of these agreements on December 31, 2006 was approximately $36.1 million.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements. Management believes that the design and operation of our internal control over financial reporting at December 31, 2006 are effective.

We assessed our internal control system using the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” criteria). As of December 31, 2006, based on the results of our assessment, management believes that we have no material weaknesses in internal control over our financial reporting. We maintained effective internal control over financial reporting as of December 31, 2006, based on COSO criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of our internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2006, is included below under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

By:	/s/ DON R. WELLENDORF
Chairman of the Board, President, Chief Executive Officer and Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.

By:	/s/ JOHN D. CHANDLER
Vice President, Treasurer and Chief Financial Officer of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors of Magellan Midstream Holdings GP, LLC

General Partner of Magellan Midstream Holdings, L.P.

and the Limited Partners of Magellan Midstream Holdings, L.P.

We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting,” that Magellan Midstream Holdings, L.P. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Magellan Midstream Holdings, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Magellan Midstream Holdings, L.P.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Magellan Midstream Holdings, L.P. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Magellan Midstream Holdings, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Magellan Midstream Holdings, L.P. as of December 31, 2006 and 2005, and the related consolidated statements of income, partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2006 of Magellan Midstream Holdings, L.P. and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tulsa, Oklahoma

February 26, 2007

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Magellan Midstream Holdings GP, LLC

General Partner of Magellan Midstream Holdings, L.P.

and the Limited Partners of Magellan Midstream Holdings, L.P.

We have audited the accompanying consolidated balance sheets of Magellan Midstream Holdings, L.P. as of December 31, 2006 and 2005, and the related consolidated statements of income, partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of Magellan Midstream Holdings, L.P.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magellan Midstream Holdings, L.P. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, effective December 31, 2006, Magellan Midstream Holdings, L.P. adopted Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Magellan Midstream Holdings, L.P.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tulsa, Oklahoma

February 26, 2007

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

	Year Ended December 31,
	2004	2005	2006
Transportation and terminals revenues	$419,772	$501,324	$559,321
Product sales revenues	275,769	636,209	664,569
Affiliate management fee revenues	488	667	690

Total revenues	696,029	1,138,200	1,224,580
Costs and expenses:
Operating	180,422	229,720	243,860
Product purchases	255,599	582,631	605,341
Depreciation and amortization	57,196	71,655	76,200
Affiliate general and administrative	54,240	61,506	69,503

Total costs and expenses	547,457	945,512	994,904
Equity earnings	1,602	3,104	3,324

Operating profit	150,174	195,792	233,000
Interest expense	42,717	62,368	54,786
Interest income	(5,557)	(9,278)	(4,791)
Interest capitalized	(426)	(817)	(2,371)
Debt prepayment premium	12,666	—	—
Write-off of unamortized debt placement costs	9,820	6,413	—
Minority interest expense	69,632	124,623	148,292
Debt placement fee amortization	2,568	2,247	1,925
Other (income) expense	(949)	(1,312)	653

Net income	$19,703	$11,548	$34,506

Allocation of net income:
Portion applicable to ownership interests for the period before completion of initial public offering on February 15, 2006			$5,886
Portion applicable to partners’ interest for the period after initial public offering			28,620

Net income			$34,506

Allocation of net income (loss) applicable to partners’ interest for the period after initial public offering:
Limited partners’ interest			$33,069
General partners’ interest			(4,449)

Net income			$28,620

Basic and diluted net income per limited partner unit			$0.53

Weighted average number of limited partner units outstanding used for basic and diluted net income per limited partner unit calculation			62,647

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$36,563	$6,977
Restricted cash	5,537	5,283
Accounts receivable (less allowance for doubtful accounts of $133 at December 31, 2005 and $51 at December 31, 2006)	49,373	51,730
Other accounts receivable	24,939	47,208
Affiliate accounts receivable	—	71
Inventory	78,155	91,550
Other current assets	6,124	8,369

Total current assets	200,691	211,188
Property, plant and equipment	2,282,489	2,426,954
Less: accumulated depreciation	315,621	382,212

Net property, plant and equipment	1,966,868	2,044,742
Equity investments	24,888	24,087
Long-term receivables	39,516	7,239
Goodwill	12,387	11,902
Other intangibles (less accumulated amortization of $3,607 and $5,196 at December 31, 2005 and 2006, respectively)	10,221	8,633
Debt placement costs (less accumulated amortization of $4,989 and $6,914 at December 31, 2005 and 2006, respectively)	6,738	5,239
Other noncurrent assets	3,686	3,478

Total assets	$2,264,995	$2,316,508

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$25,829	$55,549
Affiliate accounts payable	119	—
Affiliate payroll and benefits	17,028	18,847
Accrued interest payable	9,628	9,266
Accrued taxes other than income	17,808	17,460
Environmental liabilities	30,840	34,952
Deferred revenue	17,522	22,901
Accrued product purchases	34,772	63,098
Current portion of long-term debt	14,345	272,678
Other current liabilities	19,017	26,524

Total current liabilities	186,908	521,275
Long-term debt	787,194	518,609
Long-term affiliate pension and benefits	18,015	29,278
Other deferred liabilities	66,087	59,311
Environmental liabilities	26,439	22,260
Minority interests of subsidiary	1,395,578	1,114,843
Commitments and contingencies
Partners’ capital (deficit):
Common unitholders (62,647 units outstanding at December 31, 2006)	(213,667)	47,541
General partner	14	13,478
Accumulated other comprehensive loss	(1,573)	(10,087)

Total partners’ capital (deficit)	(215,226)	50,932

Total liabilities and partners’ capital (deficit)	$2,264,995	$2,316,508

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2005	2006
Operating Activities:
Net income	$19,703	$11,548	$34,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,196	71,655	76,200
Debt placement fee amortization	2,568	2,247	1,925
Debt prepayment premium	12,666	—	—
Write-off of unamortized debt placement costs	9,820	6,413	—
Loss on sale and retirement of assets	7,247	9,803	8,031
Gain on interest rate hedge	(953)	(1,035)	—
Equity earnings	(1,602)	(3,104)	(3,324)
Distributions from equity investment	1,550	3,300	4,125
Equity method incentive compensation expense	—	—	1,770
Minority interest expense	69,632	124,623	148,292
Changes in operating assets and liabilities (Note 5)	43,600	(2,265)	45,090

Net cash provided by operating activities	221,427	223,185	316,615
Investing Activities:
Purchases of marketable securities	(354,805)	(70,625)	—
Sales of marketable securities	246,753	178,677	—
Property, plant and equipment:
Additions to property, plant and equipment	(53,545)	(92,791)	(168,544)
Proceeds from sale of assets	1,794	2,994	6,313
Changes in accounts payable	—	—	13,934
Equity investments	(25,032)	—	—
Partial buyout of third-party supply agreement	—	(7,566)	—
Acquisitions of businesses	(25,441)	(55,263)	—
Acquisition of assets	(522,300)	(10,863)	—

Net cash used by investing activities	(732,576)	(55,437)	(148,297)
Financing Activities:
Distributions paid	(322,545)	(581,280)	(715,316)
Net borrowings under revolver	—	13,000	7,500
Borrowings under credit facility	50,000	—	—
Payments on credit facility	(140,000)	—	—
Borrowings under notes	1,049,182	275,000	—
Payments on notes	(645,515)	(540,100)	(14,345)
Capital contributions by affiliate	2,286	272,456	17,918
Sales of MMP limited partner units to public (less underwriters’ commissions and payment of offering costs)	407,163	400,167	—
Sales of our limited partner units to public (less underwriters’ commissions and payment of offering costs)	—	—	506,751
Debt placement costs	(13,003)	(3,079)	(426)
Payment of debt prepayment premium	(12,666)	—	—
Borrowings on affiliate note	—	—	1,960
Payments on affiliate note	—	—	(1,960)
Net settlement of interest rate hedges	(207)	1,035	—
Other	(37)	48	14

Net cash provided by (used in) financing activities	374,658	(162,753)	(197,904)

Change in cash and cash equivalents	(136,491)	4,995	(29,586)
Cash and cash equivalents at beginning of period	168,059	31,568	36,563

Cash and cash equivalents at end of period	$31,568	$36,563	$6,977

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)

(In thousands)

	Common	General Partner	Accumulated Other Comprehensive Loss	Total Partners’ Capital (Deficit)
Balance, December 31, 2003	$189,833	$28	$(290)	$189,571
Comprehensive income:
Net income	19,703	—	—	19,703
Amortization of loss on cash flow hedges	—	—	9	9
Net loss on cash flow hedges	—	—	(1,160)	(1,160)

Total comprehensive income				18,552
Affiliate capital contributions	2,286	—	—	2,286
Distributions	(250,986)	(14)	—	(251,000)
Other	(2,524)	—	—	(2,524)

Balance, December 31, 2004	(41,688)	14	(1,441)	(43,115)
Comprehensive income:
Net income	11,548	—	—	11,548
Amortization of loss on cash flow hedges	—	—	210	210
Additional minimum pension liability	—	—	(343)	(343)

Total comprehensive income				11,415
Affiliate capital contributions	272,456	—	—	272,456
Distributions	(455,916)	—	—	(455,916)
Other	(67)	—	1	(66)

Balance, December 31, 2005	(213,667)	14	(1,573)	(215,226)
Comprehensive income:
Net income (loss)	38,955	(4,449)	—	34,506
Amortization of loss on cash flow hedges	—	—	212	212
Net gain on cash flow hedges	—	—	236	236
Adjustment to additional minimum pension liability	—	—	343	343

Total comprehensive income				35,297
Adjustment to recognize the funded status of our affiliate postretirement plans	—	—	(9,305)	(9,305)
Issuance of common units to public (22.0 million units)	506,751	—	—	506,751
Adjustment to reflect gain on sale of MMP units following the termination of MMP’s subordination period	277,392	—	—	277,392
Affiliate capital contributions	—	17,918	—	17,918
Distributions	(563,678)	(3)	—	(563,681)
Equity method incentive compensation expense	1,770	—	—	1,770
Other	18	(2)	—	16

Balance, December 31, 2006	$47,541	$13,478	$(10,087)	$50,932

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

We completed an initial public offering of our common units representing limited partner interest in us (“limited partner units”) and became a publicly traded Delaware limited partnership effective February 15, 2006. See Note 2—Initial Public Offering for further discussion of this matter.

Magellan Midstream Holdings GP, LLC (“MGG GP”) serves as our general partner and currently owns a 0.0141% general partner interest in us. MGG Midstream Holdings, L.P. currently owns 65% of our limited partner units and the public owns 35%. MGG Midstream Holdings, L.P., currently owns all of the membership interests of MGG GP.

We sold all of our limited partner interests in MMP during 2004 and 2005. We own 100% of the membership interests of Magellan GP, LLC, and consequently we consolidate Magellan GP, LLC. Magellan GP, LLC currently owns an approximate 2% general partner interest in MMP and all of MMP’s incentive distribution rights. Magellan GP, LLC serves as MMP’s general partner. Through our ownership of Magellan GP, LLC, we have control of MMP; therefore, we consolidate MMP. (See Note 3—Summary of Significant Accounting Policies – Basis of Presentation.) We have no operations other than those of MMP and our operating cash flows are totally dependent upon MMP. Therefore, the Description of Business discussion below relates to MMP.

MMP, a publicly traded Delaware partnership, was formed in August 2000 to own, operate and acquire a diversified portfolio of complementary energy assets. MMP owns and operates a petroleum products pipeline system, petroleum products terminals and an ammonia pipeline system.

Description of Business

Petroleum Products Pipeline System. MMP’s petroleum products pipeline system includes 8,500 miles of pipeline and 45 terminals that provide transportation, storage and distribution services. MMP’s petroleum products pipeline system covers a 13-state area extending from Texas through the Midwest to Colorado, North Dakota, Minnesota, Wisconsin and Illinois. The products transported on MMP’s pipeline system are primarily gasoline, diesel fuels, LPGs and aviation fuels. Product originates on the system from direct connections to refineries and interconnects with other interstate pipelines for transportation and ultimate distribution to retail gasoline stations, truck stops, railroads, airlines and other end-users. As part of a pipeline system acquisition completed during October 2004, MMP assumed an agreement to supply petroleum products to a customer in the west Texas markets. The purchase, transportation and resale of petroleum products associated with this supply agreement are included in the petroleum products pipeline segment. MMP acquired an ownership interest in Osage Pipeline Company, LLC (“Osage Pipeline”) during 2004. This system includes the 135-mile Osage pipeline, which transports crude oil from Cushing, Oklahoma to El Dorado, Kansas and has connections to National Cooperative Refining Association’s (“NCRA”) refinery in McPherson, Kansas and the Frontier refinery in El Dorado, Kansas. MMP’s petroleum products blending operation is also included in the petroleum products pipeline system segment.

Petroleum Products Terminals. Most of MMP’s petroleum products terminals are strategically located along or near third-party pipelines or petroleum refineries. The petroleum products terminals provide a variety of services such as distribution, storage, blending, inventory management and additive injection to a diverse customer group including governmental customers and end-users in the downstream refining, retail, commercial

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

trading, industrial and petrochemical industries. Products stored in and distributed through the petroleum products terminal network include refined petroleum products, blendstocks and heavy oils and feedstocks. The terminal network consists of marine terminals and inland terminals. In September 2005, MMP acquired a refined petroleum products terminal near Wilmington, Delaware (see Note 7—Acquisitions), increasing the number of marine terminals it operates to seven. Five of MMP’s marine terminal facilities are located along the Gulf Coast and two marine terminal facilities are located on the East Coast. As of December 31, 2006, MMP owned 29 inland terminals located primarily in the southeastern United States.

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

On February 15, 2006, we completed an initial public offering of our limited partner units. The managing underwriters for this transaction were Citigroup Global Markets, Inc., Lehman Brothers, Inc., Goldman Sachs & Company and Wachovia Securities. In this transaction, we issued and sold 22.0 million of our limited partner units to the public, which represented 35% of our limited partner units. The other 40.6 million units, representing 65% of our limited partner units, are currently owned by MGG Midstream Holdings, L.P.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation. Our ownership of MMP has historically included our ownership of limited partner interests of MMP, our ownership of Magellan GP, LLC, which is MMP’s general partner, and our ownership of all of the incentive distribution rights in MMP. During 2004 and 2005, we sold all of our limited partner interests in MMP. Our sole ownership of Magellan GP, LLC currently provides us with an approximate 2% general partner interest in MMP. Our general partner interest gives us control of MMP as the limited partner interests of MMP: (i) do not have the substantive ability to dissolve MMP, (ii) can remove Magellan GP, LLC as MMP’s general partner only with a supermajority vote of MMP’s common units representing limited partner interest in it (“MMP limited partner units”) and the MMP limited partner units which can be voted in such an election are restricted, and (iii) the MMP limited partners do not possess substantive participating rights in MMP’s operations. Therefore, our consolidated financial statements include the assets, liabilities and cash flows of Magellan GP, LLC and MMP.

At December 31, 2006, we had no substantial assets and liabilities other than those of MMP, which we consolidate. Our consolidated balance sheet includes minority interests of subsidiary that reflect the proportion of MMP owned by its partners other than us. Also, our consolidated balance sheets reflect adjustments to the historical amounts reflected on MMP’s balance sheet for the fair value of our proportionate share of MMP’s assets and liabilities at the time of our acquisition of MMP and Magellan GP, LLC. Our only cash-generating asset is our ownership interest in Magellan GP, LLC, which owns the general partner interest and incentive distribution rights in MMP. Therefore, our operating cash flows are dependent upon MMP’s ability to make cash distributions and the distributions we receive are subject to MMP’s cash distribution policies.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The minority interests of subsidiary on our balance sheet reflects the outside ownership interest in MMP. MMP’s outside ownership interest was 77.3% at December 31, 2004 and 98.0% at both December 31, 2005 and 2006. See Note 24—Subsequent Events for a discussion of changes in our ownership interest in MMP, which occurred after December 31, 2006.

Our consolidated financial statements include the petroleum products pipeline system, the petroleum products terminals and the ammonia pipeline system. All intercompany transactions have been eliminated.

Reclassifications. Certain previously reported balances have been classified differently to conform to current year presentation. Net income was not affected by these reclassifications. These reclassifications were as follows (in thousands):

	Year Ended December 31, 2005
	As Previously Reported	Reclassification	As Currently Reported
Transportation and terminals revenues	$500,196	$1,128	$501,324
Product purchases	581,503	1,128	582,631

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

Restricted Cash. Restricted cash included cash held by us pursuant to the provisions of our term loan, which we repaid in December 2005, and cash held by MMP pursuant to the terms of the Magellan Pipeline Company, L.P. (“Magellan Pipeline”) notes (see Note 14—Debt).

Inventory Valuation. Inventory is comprised primarily of refined petroleum products, natural gas liquids, transmix and additives, which are stated at the lower of average cost or market.

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

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment. Property, plant and equipment consist primarily of pipeline, pipeline-related equipment, storage tanks and terminal facility equipment. Property, plant and equipment are stated at cost except for impaired assets and assets recorded in transactions designated as the acquisition of a business. Impaired assets are recorded at fair value on the last impairment evaluation date for which an adjustment was required. Assets recorded in transactions designated as the acquisition of a business are recorded at the fair value of the assets acquired. At the time of our acquisition of general and limited partner interests in MMP on June 17, 2003, we recorded MMP’s property, plant and equipment at 54.6% of their fair values and at 46.4% of their historical carrying values as of June 17, 2003.

Assets are depreciated individually on a straight-line basis over their useful lives. Management assigns these lives based on reasonable estimates when the asset is placed into service. Subsequent events could cause management to change its estimates, which would impact the future calculation of depreciation expense. The depreciation rates for most of MMP’s pipeline assets are approved and regulated by the FERC. Assets with the same useful lives and similar characteristics are depreciated using the same rate. The individual components of certain assets, such as tanks, are grouped together into a composite asset. Those assets are depreciated using a composite rate. The range of depreciable lives by asset category is detailed in Note 9—Property, Plant and Equipment.

The carrying value of property, plant and equipment sold or retired and the related accumulated depreciation is removed from the accounts and any associated gains or losses are recorded in the income statement in the period of sale or disposition.

Expenditures to replace existing assets are capitalized and the replaced assets are retired. Expenditures associated with existing assets are capitalized when they improve the productivity or increase the useful life of the asset. Direct costs such as labor and materials are capitalized as incurred. Indirect project costs, such as overhead, are capitalized based on a percentage of direct labor charged to the respective capital project. MMP capitalizes interest for capital projects with expenditures over $0.5 million that require three months or more to complete. Expenditures for maintenance, repairs and minor replacements are charged to operating expense in the period incurred.

Asset Retirement Obligation. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability related to the retirement of long-lived assets be recorded at the time a legal obligation is incurred, if the liability can be reasonably estimated. When the liability is initially recorded, the carrying amount of the related asset is increased by the amount of the liability. Over time, the liability is accreted to its future value, with the accretion recorded to expense. In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations (as amended).” FIN No. 47 clarified that where there is an obligation to perform an asset retirement activity, even though uncertainties exist about the timing or method of settlement, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be determined.

MMP’s operating assets generally consist of underground refined products pipelines and related facilities along rights-of-way and above-ground storage tanks and related facilities. MMP’s rights-of-way agreements typically do not require the dismantling, removal and reclamation of the rights-of-way upon permanent removal of the pipelines and related facilities from service. Additionally, management is unable to predict when, or if, MMP’s pipelines, storage tanks and related facilities would become completely obsolete and require decommissioning. Accordingly, except for a $1.4 million liability associated with anticipated tank liner replacements, MMP has recorded no liability or corresponding asset in conjunction with SFAS No. 143 and FIN No. 47 because both the amounts and future dates of when such costs might be incurred are indeterminable.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Equity Investments. MMP accounts for investments greater than 20% over which it does not have control by the equity method of accounting. Under this method, an investment is recorded at its acquisition cost, plus its equity in undistributed earnings or losses since acquisition, less distributions received and less amortization of excess net investment. Excess investment is the amount by which MMP’s initial investment exceeds its proportionate share of the book value of the net assets of the investment. Equity method investments are evaluated for impairment annually or whenever events or circumstances indicate that there is a loss in value of the investment which is other-than-temporary. In the event that MMP determines that the loss in value of an investment is other-than-temporary, it would record a charge to earnings to adjust the carrying value to fair value. MMP recorded no equity investment impairments during 2004, 2005 or 2006.

Goodwill and Other Intangible Assets. We have adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this Statement, goodwill, which represents the excess of cost over fair value of assets of businesses acquired, is no longer amortized but is evaluated periodically for impairment. Goodwill at December 31, 2005 and 2006 was $12.4 million and $11.9 million, respectively.

The determination of whether goodwill is impaired is based on management’s estimate of the fair value of MMP’s reporting units as compared to their carrying values. Critical assumptions used in our estimates included: (i) time horizon of 20 years, (ii) revenue growth of 2.5% per year and expense growth of 2.5% per year, except general and administrative (“G&A”) costs with an assumed growth of 3.0% per year, (iii) weighted-average cost of capital of 10.25% based on assumed cost of debt of 6.5%, assumed cost of equity of 14.0% and a 50%/50% debt-to-equity ratio, (iv) capital spending growth of 2.5% and (v) 8 times earnings before interest, taxes and depreciation and amortization multiple for terminal value. We selected October 1 as our impairment measurement test date and have determined that our goodwill was not impaired as of October 1, 2005 or 2006. If impairment were to occur, the amount of the impairment recognized would be determined by subtracting the implied fair value of the reporting unit goodwill from the carrying amount of the goodwill.

All of MMP’s other intangible assets are being amortized over their useful lives. The useful lives are adjusted if events or circumstances indicate there has been a change in the remaining useful lives. MMP’s other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the recoverability of the carrying amount of the intangible asset should be assessed. MMP recognized no impairments for other intangible assets in 2004, 2005 or 2006. Other intangible assets are amortized on a straight-line basis over their estimated useful lives of five years up to 25 years. The weighted-average asset lives of our other intangible assets at December 31, 2006 was approximately 10 years. Amortization of other intangible assets was $1.3 million during 2004, $1.4 million during 2005 and $1.6 million during 2006.

Judgments and assumptions are inherent in management’s estimates used to determine the fair value of MMP’s operating segments. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the financial statements.

Impairment of Long-Lived Assets. MMP has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with this Statement, MMP evaluates its long-lived assets of identifiable business activities, other than those held for sale, for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. The amount of the impairment recognized is calculated as the excess of the carrying amount of the asset over the fair value of the assets, as determined either through reference to similar asset sales or by estimating the fair value using a discounted cash flow approach.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Long-lived assets to be disposed of through sales of assets that meet specific criteria are classified as “held for sale” and are recorded at the lower of their carrying value or the estimated fair value less the cost to sell. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

Judgments and assumptions are inherent in management’s estimate of undiscounted future cash flows used to determine recoverability of an asset and the estimate of an asset’s fair value used to calculate the amount of impairment to recognize. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the financial statements. No impairments were recognized relative to long-lived assets during 2004 or 2005. In 2006, MMP recorded a $3.0 million charge against the earnings of its petroleum products pipeline system segment associated with an impairment of the Menard, Illinois terminal, which MMP may close in 2007. This impairment charge is included in operating expenses on our consolidated statement of income for 2006 and in the petroleum products pipeline system segment amounts in the table included in Note 18—Segment Disclosures for the year ended December 31, 2006. The carrying value of the Menard, Illinois terminal prior to the impairment was $3.6 million. The fair value of the terminal was determined using probability-weighted discounted cash flow techniques.

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

Pension and Postretirement Medical and Life Benefit Obligations. Beginning January 1, 2004, we maintained defined benefit plans and a defined contribution plan, which provided retirement benefits to substantially all of our employees. In December 2005, all of our employees were transferred to MGG GP and accordingly the defined benefit plans and defined contribution plan were also transferred to MGG GP (see Note 12—Employee Benefit Plans). At December 31, 2005, the affiliate pension and postretirement medical and life liabilities reported on our consolidated balance sheets represent the funded status of the present value of affiliate benefit obligations net of unrecognized prior service costs/credits and unrecognized actuarial gains/losses of the aforementioned plans. In 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and, as of December 31, 2006, our pension and postretirement benefit obligations represent the funded status of the present value of benefit obligations of the aforementioned plans.

Paid-Time Off Benefits. Affiliate liabilities for paid-time off benefits are recognized for all employees performing services for MMP or us when earned by those employees. We recognized affiliate paid-time off liabilities of $6.8 million and $8.0 million at December 31, 2005 and 2006, respectively. These balances represent the remaining vested paid-time off benefits of employees who support MMP and us. Affiliate liabilities for paid-time off are reflected in the accrued affiliate payroll and benefits balances of the consolidated balance sheets.

Derivative Financial Instruments. We account for hedging activities in accordance with SFAS No. 133, “Accounting for Financial Instruments and Hedging Activities,” as amended, which establishes accounting and

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

reporting standards requiring that derivative instruments be recorded on the balance sheet at fair value as either assets or liabilities.

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

Derivatives that qualify for and for which MMP designates as normal purchases and sales are accounted for using traditional accrual accounting. As of December 31, 2006, MMP had commitments under future contracts for product purchases that will be accounted for as normal purchases totaling approximately $1.7 million. Additionally, MMP had commitments at December 31, 2006 under future contracts for product sales that will be accounted for as normal sales totaling approximately $36.1 million.

We generally report gains, losses and any ineffectiveness from interest rate derivatives in other income in our results of operations. We recognize the effective portion of hedges against changes in interest rates as adjustments to other comprehensive income. We record the non-current portion of unrealized gains or losses associated with fair value hedges on long-term debt as adjustments to long-term debt on the balance sheet with the current portion recorded as adjustments to interest expense.

See Comprehensive Income in this Note 3 below for details of the derivative gains and losses included in other comprehensive income.

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

Excise Taxes Charged to Customers. Revenues are recorded net of all amounts charged to MMP’s customers for excise taxes.

Variable-rate terminalling agreement. During 2006, MMP had terminalling agreements with a third-party customer under which it provided storage rental and throughput fees based on discounted rates plus a variable fee, which was based on a percentage of the net profits from certain trading activities conducted by that customer. Under these agreements, MMP recognized the storage rental and throughput fees as the services were performed; however, MMP would not have received any revenue from the variable fee if the net trading profits had fallen below a specified amount or were negative. Therefore, the income MMP earned related to the shared trading profits were not determinable until the end of the contract term. MMP elected to defer the recognition of

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

this type of revenue until the end of the applicable contract term. MMP recognized $6.4 million of terminalling revenues when one contract expired on January 31, 2006, and an additional $3.0 million of terminalling revenues when a second contract expired on December 31, 2006.

Buy / Sell Arrangements. To help manage the supply of inventory and provide specific quantities and grades of products at various locations on MMP’s systems, MMP engages in certain buy / sell arrangements. MMP is the primary obligor on these transactions and it assumes credit risk and risk of ownership for the associated products. Accordingly, under Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Recording Revenue Gross as a Principle Versus Net as an Agent,” we have included the gross amounts of these transactions in our consolidated statements of income. Amounts associated with these buy / sell arrangements included in product sales revenues and in product purchases were $23.1 million, $2.4 million and $0.7 million, for the years ended December 31, 2004, 2005 and 2006, respectively. Had these transactions been reported net, MMP’s product sales and product purchases during 2004, 2005 and 2006 would have been reduced by $23.1 million, $2.4 million and $0.7 million, respectively.

G&A Expenses. Under our omnibus agreement, MMP pays Magellan GP, LLC and MGG GP for direct and indirect G&A expenses incurred on MMP’s behalf. We reimburse MMP for the expenses in excess of a G&A cap and these costs are, in turn, reimbursed to us by the owner of our general partner. We record these reimbursements as a capital contribution from our general partner and the associated expense is specifically allocated to our general partner. See “Reimbursement of G&A Expense” in Note 13—Related Party Transactions for a detailed discussion of this matter.

Unit-Based Incentive Compensation Awards. Magellan GP, LLC has issued incentive awards of MMP phantom units without distribution equivalent rights representing limited partner interests in MMP to its directors and certain employees of MGG GP who support MMP. Additionally, our general partner has issued awards of phantom units to its directors. These awards are accounted for as prescribed in SFAS No. 123(R), which required MMP to account for all of its equity-based incentive award grants prior to January 1, 2006 using the fair value method as defined in SFAS No. 123 instead of its previous methodology of using the intrinsic value method as defined in Accounting Principles Board (“APB”) No. 25. Due to the structure of MMP’s award grants prior to January 1, 2006, MMP recognized compensation expense under APB No. 25 in much the same manner as that required under SFAS No. 123; therefore, the impact of the change from accounting for the award grants under APB No. 25 to SFAS No. 123 was insignificant to MMP’s and our consolidated statements of income. The unit-based awards granted during 2006 have been accounted for under the provisions of SFAS No. 123(R). All of the costs associated with the phantom unit awards granted to directors of our general partner were charged to compensation expense in the current period.

Under SFAS No. 123(R) MMP classifies unit award grants as either equity or liabilities. Fair value for MMP award grants classified as equity is determined on the grant date of the award and this value is recognized as compensation expense ratably over the requisite service period of unit award grants, which generally is the vesting period remaining on the grant date. Fair value for MMP equity awards is calculated as the closing price of MMP limited partner units on the grant date reduced by the present value of expected per-unit distributions to be paid by MMP during the requisite service period of the unit award grants. MMP unit award grants classified as liabilities are re-measured at the fair value of MMP limited partner units on the close of business at each reporting period end until settlement date. Compensation expense for MMP liability awards for each period is the re-measured value of the award grants times the percentage of the requisite service period rendered less previously-recognized compensation expense. Compensation expense related to unit-based payments is included in operating and G&A expenses on our consolidated statements of income.

Certain MMP unit award grants include performance and other provisions, which can result in payouts to the recipients from zero up to double the amount of the award. Additionally, certain MMP award grants are also

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

subject to personal and other performance components which could increase or decrease the number of units to be paid out by 20% to 40%. Judgments and assumptions of the final award payouts are inherent in the accruals recorded for unit-based incentive compensation costs. The use of alternate judgments and assumptions could result in the recognition of different levels of unit-based incentive compensation costs in our financial statements.

Environmental. Environmental expenditures that relate to current or future revenues are expensed or capitalized based upon the nature of the expenditures. Expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments are probable and the costs can be reasonably estimated. Environmental liabilities are recorded independently of any potential claim for recovery. Accruals related to environmental matters are generally determined based on site-specific plans for remediation, taking into account currently available facts, existing technologies and presently enacted laws and regulations. Accruals for environmental matters reflect prior remediation experience and include an estimate for costs such as fees paid to contractors and outside engineering, consulting and law firms. Furthermore, costs include compensation and benefit expense of internal employees directly involved in remediation efforts. MMP maintains selective insurance coverage, which may cover all or portions of certain environmental expenditures. Receivables are recognized in cases where the realization of reimbursements of remediation costs is considered probable.

Management has determined that certain costs would have been covered by the indemnifications of MMP by a former affiliate, which have been settled (see Note 19—Commitments and Contingencies). Management makes judgments on what would have been covered by these indemnifications. All costs charged to MMP’s income that would have been covered by these indemnifications are charged directly to MMP’s general partner in determining MMP’s allocation of net income (see Minority Interests discussion below).

The determination of the accrual amounts recorded for environmental liabilities include significant judgments and assumptions made by management. The use of alternate judgments and assumptions could result in the recognition of different levels of environmental remediation costs in our financial statements.

Minority Interests. The minority interests of subsidiary on our balance sheet reflect the outside ownership interest of MMP, which was 77.3% at December 31, 2004, 98.0% at both December 31, 2005 and 2006. Each quarter, we calculate minority interest expense by multiplying the minority interest owners’ proportionate ownership of limited partner units in MMP by the limited partners’ allocation of MMP’s net income, less allocations of amounts associated with each period’s amortization of the step-up in basis of the assets and liabilities of MMP. For purposes of calculating minority interest of subsidiary, MMP’s net income is allocated to its general and limited partners based on their proportionate share of cash distributions for the period, with adjustments made for certain charges which are specifically allocated to MMP’s general partner. However, for periods in which MMP’s net income exceeds its distributions, the net income allocation is adjusted as if the undistributed net income is allocated 2% to the general partner and the remainder to the limited partners.

All amounts we received from the sale of MMP limited partner units during 2004 and 2005 were recorded as increases to the minority interests of subsidiary. However, in 2006, following the termination of MMP’s subordination period, we recorded a reclassification of $277.4 million from minority interest of subsidiary to partners’ capital. This reclassification recognized the gain on sale of MMP’s limited partner units in 2004 and 2005.

Income Taxes. We are a partnership for income tax purposes and therefore are not subject to federal income taxes or state income taxes. The tax on our net income is borne by the individual partners through the allocation of taxable income. Net income for financial statement purposes may differ significantly from taxable income of

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partner’s tax attributes in us is not available to us.

During 2006, the state of Texas passed a law that will impose a partnership-level tax on MMP beginning in 2007 based on the financial results of MMP’s assets apportioned to the state of Texas. We estimate that MMP’s tax obligation under this law will be approximately $3.0 million for the 2007 fiscal year. This tax will be reflected as provision for income taxes in our results of operations for 2007 and beyond.

Allocation of Net Income. We allocate net income to our general partner and limited partners based on their contractually-determined cash distributions declared and paid following the close of each quarter with adjustments made for any charges specifically allocated to our general partner.

Comprehensive Income. Comprehensive income is accounted for in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is determined based on net income adjusted for changes in other comprehensive income (loss) from our derivative hedging transactions, related amortization of realized gains/losses and adjustments to record affiliate pension and postretirement benefit obligation liabilities at the funded status of the present value of the benefit obligations. SFAS No. 130 requires us to report total comprehensive income, which we have included with our consolidated statements of partners’ capital (deficit).

Accumulated other comprehensive loss was comprised of the following (in thousands):

	Derivative Gains (Losses)	Minimum Pension Liability	Pension and Postretirement Liabilities	Accumulated Other Comprehensive Loss
Balance, January 1, 2004	$(289)	$—	$—	$(289)
Amortization of loss on cash flow hedges	9	—	—	9
Net loss on cash flow hedges	(1,160)	—	—	(1,160)

Balance, December 31, 2004	(1,440)	—	—	(1,440)
Amortization of loss on cash flow hedges	210	—	—	210
Additional minimum pension liability	—	(343)	—	(343)

Balance, December 31, 2005	(1,230)	(343)	—	(1,573)
Amortization of loss on cash flow hedges	212	—	—	212
Net gain on cash flow hedge	236	—	—	236
Adjustment to additional minimum pension liability	—	343	—	343
Adjustment to recognize the funded status of the postretirement benefit plans	—	—	(9,305)	(9,305)

Balance, December 31, 2006	$(782)	$—	$(9,305)	$(10,087)

Recent Accounting Standards. In October 2006, the FASB adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 was required to be adopted for financial statements issued after December 15, 2006. We adopted SFAS No. 158 in December 2006 and, as a result, recorded an increase in our affiliate pension and postretirement liabilities of $9.3 million, with an offsetting increase to accumulated other comprehensive loss of $9.3 million.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In October 2006, the FASB adopted Financial Staff Position (“FSP”) No. FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1.” This FSP addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” This FSP clarified that awards issued to an employee in exchange for past or future employee services that is subject to Statement 123(R) will continue to be subject to the recognition and measurement provisions of Statement 123(R) throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. However, only for purposes of this FSP, a modification does not include a change to the terms of the award if that change is made solely to reflect an equity restructuring that occurs when the holder is no longer an employee. The provisions in this FSP were required to be applied in the first reporting period beginning after October 10, 2006. We adopted this FSP on January 1, 2007, and its adoption did not have a material impact on our results of operations, financial position or cash flows.

In October 2006, the FASB adopted FSP No. FAS 123(R)-6, “Technical Corrections of FASB Statement No. 123(R).” This FSP clarifies that on the date any equity-based incentive awards are determined to be no longer probable of vesting, any previously recognized compensation cost should be reversed. Further, the FSP clarifies that an offer, made for a limited time period, to repurchase an equity-based incentive award should be excluded from the definition of a short-term inducement and should not be accounted for as a modification pursuant to paragraph 52 of Statement 123(R). The provisions in this FSP are required to be applied in the first reporting period beginning after October 20, 2006. We adopted this FSP on January 1, 2007, and its adoption did not have a material impact on our results of operations, financial position or cash flows.

In September 2006, the FASB adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. While SFAS No. 157 will not have an impact on our valuation methods, it will expand our disclosures of assets and liabilities which are recorded at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are considering adopting this standard for 2007 but have not yet made a final decision. The adoption of this standard will not have a material impact on our results of operations, financial position or cash flows.

In September 2006, the FASB issued FSP No. AUG AIR-a, “Accounting for Planned Major Maintenance Projects.” This FSP prohibits the accrual of any estimated planned major maintenance costs because the accrued liabilities do not meet the definition of a liability under Statement of Financial Accounting Concepts No. 6, “Elements of Financial Statements.” The FSP also requires disclosure of an entity’s accounting policies relative to major maintenance. The guidance provided in FSP was required to be applied to the first fiscal year following December 31, 2006. We adopted this FSP on January 1, 2007, and its adoption did not have a material impact on our results of operations, financial position or cash flows. Our accounting policy regarding maintenance projects, which states that expenditures for maintenance, repairs and minor replacements are charged to operating expense in the period incurred, is included in our significant accounting policy statements under Property, Plant and Equipment above.

In February 2006, the FASB issued FSP No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event”. This FSP provides that long-term equity incentive awards can still qualify for equity treatment if they contain a clause that allows for the payment of cash to award recipients under certain circumstances, such as a change in control of the general partner of a limited partnership. We adopted this FSP in

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

February 2006 and its adoption did not have a material impact on our results of operations, financial position or cash flows.

In November 2005, the FASB issued FSP No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” FASB Statement No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The guidance in this FSP is to be applied to reporting periods beginning after December 15, 2005. We adopted this FSP on January 1, 2006, and its adoption did not have a material impact on our financial position, results of operations or cash flows.

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

In September 2005, the FASB issued EITF issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty.” In EITF No. 04-13, the FASB reached a tentative conclusion that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The tentative conclusions reached by the FASB are required to be applied to transactions completed in reporting periods beginning after March 15, 2006. We adopted this EITF on March 16, 2006, and its adoption did not have a material impact on our results of operations, financial position or cash flows.

In May 2005, the FASB published SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of every voluntary change in accounting principle unless it is impracticable to do so. SFAS No. 154 also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. We adopted this SFAS No. 154 on January 1, 2006, and its adoption did not have a material impact on our financial position, results of operations or cash flows.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations (as amended).” FIN No. 47 clarified that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 was required to be adopted no later than the end of fiscal years ending after December 15, 2005, with retrospective application for interim financial information permitted. We adopted FIN No. 47 in March 2005, and its adoption did not have a material impact on our results of operations, financial position or cash flows.

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment,” as amended, referred to as “SFAS No. 123(R).” This Statement and subsequent amendments establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. This SFAS requires that all equity-based compensation awards to employees be recognized in the income statement based on their fair values, eliminating the alternative to use APB No. 25’s intrinsic value method. SFAS No. 123(R) was effective as of the beginning of the first interim period that began after December 31, 2005. SFAS No. 123(R) applied to all awards granted after the required effective date but was not to be applied to awards granted in periods before the required effective date except to the extent that awards from prior periods were modified, repurchased or cancelled after the required effective date. We adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective application method. Under the modified prospective method, we were required to account for all of MMP’s equity-based incentive awards granted prior to January 1, 2006 using the fair value method as defined in SFAS No. 123 instead of MMP’s then-current methodology of using the intrinsic value method as defined in APB No. 25. Due to the structure of MMP’s award grants, MMP recognized compensation expense under APB No. 25 in much the same manner as that required under SFAS No. 123. Consequently, for the awards granted prior to January 1, 2006, the initial adoption and application of SFAS No. 123(R) did not have a material impact on our financial position, results of operations or cash flows.

4.	Debt Transactions, Sales of MMP Units and MMP Debt and Equity Transactions

Debt Transactions. In June 2003, we entered into a credit agreement that provided for a $200.0 million term loan. This agreement was amended in 2004 and we incurred fees of approximately $1.1 million. We repaid $34.5 million on this term loan in 2003. During 2004 we repaid the remaining $165.5 million balance of the loan, in part using proceeds of the December 2004 term loan discussed below.

In December 2004, we entered into a credit agreement that provided for a $250.0 million term loan. The proceeds from the loan were used as follows: (i) to repay $97.4 million of the June 2003 term loan, (ii) to pay $3.5 million of related fees and expenses, (iii) to make distributions of $147.9 million to our owners and (iv) $1.2 million was used for general partnership purposes.

We repaid $150.0 million of the December 2004 term loan during 2005 using proceeds from our sales of MMP units (see Sales of MMP Units and MMP Debt and Equity Transactions below for details). In addition, we repaid $4.7 million during 2005 associated with specific repayment provisions of the December 2004 term loan.

In June 2005, we entered into a credit agreement that provided for a $275.0 million term loan. Proceeds from this loan were used as follows: (i) $95.3 million was used to repay the remaining principle amount of our December 2004 term loan, (ii) $1.1 million was used to pay accrued interest on the December 2004 term loan, (iii) $3.4 million was used to pay related fees and expenses, (iv) $24.2 million was used to fund a defeasance account, and (v) $151.0 million was used to pay distributions to our owners. This term loan was repaid in December 2005 with proceeds from a capital contribution from our owners.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Sales of MMP Units and MMP Debt and Equity Transactions. In January 2004, we sold 1.4 million MMP limited partner units. This unit sale reduced our ownership interests in MMP from 39% to 36%. We received $32.3 million from the sale after underwriting discounts and commissions of $1.4 million, of which we used $16.2 million to repay a portion of the borrowings under our June 2003 term loan with the remaining $16.1 million distributed to our owners.

During May 2004, MMP executed a refinancing plan to improve its credit profile and increase financial flexibility by removing all of the secured debt from its capital structure. This refinancing plan included the issuance of $250.0 million of senior notes, establishment of MMP’s new revolving credit facility and the offering of 2.0 million MMP limited partner units. Both the senior notes and MMP limited partner units were issued on May 25, 2004. Associated with this offering, we sold approximately 4.8 million MMP limited partner units and received $107.8 million after underwriting discounts and commissions of $4.8 million. We used $26.9 million of the funds to repay a portion of the borrowings under our June 2003 term loan, and $74.0 million was distributed to our owners. Our sale of MMP limited partner units, combined with MMP’s equity offering, reduced our ownership interest in MMP from 36% to 27%.

Total proceeds from MMP’s 2.0 million limited partner unit equity offering in May 2004 at a price of $23.80 per unit were $47.6 million. Associated with this offering, we contributed $1.0 million to MMP to maintain Magellan GP, LLC’s 2% general partner interest. Of the proceeds received, $2.0 million was used to pay underwriting discounts and commissions. Legal, professional and other costs associated with the equity offering were approximately $0.2 million. Total proceeds from the note issuance were $249.5 million. Of the proceeds received from the note issuance, $1.8 million was used to pay underwriting discounts and commissions and $0.8 million was used to pay legal, professional and other fees. MMP used the total net proceeds from the May 2004 debt and equity offerings of $293.3 million as follows:

•	repaid all of the outstanding $178.0 million principal amount of Series A senior notes (see Note 14—Debt for a description of these notes) issued by Magellan Pipeline;

•	paid $12.7 million of prepayment premiums associated with the early repayment of the Magellan Pipeline Series A senior notes;

•	repaid the $90.0 million outstanding principal balance of MMP’s then outstanding term loan;

•	paid $1.9 million to Magellan Pipeline’s Series B noteholders (see Note 14—Debt for a description of these notes) to release the collateral held by them and $0.8 million of associated legal costs;

•	paid $0.9 million of legal and professional fees associated with establishing a new unsecured revolving credit facility for MMP (see Note 14—Debt for a description of this facility); and

•	partially replenished the cash used to fund acquisitions completed in 2003 and early 2004.

In conjunction with the repayment of the Magellan Pipeline Series A senior notes and MMP’s term loan in May 2004, the associated write-off of unamortized debt placement costs resulted in a $3.0 million charge against income on our consolidated income statement.

In October 2004, MMP completed a pipeline system acquisition (see Note 7—Acquisitions). The debt and equity offerings discussed below were completed as part of the financing requirements associated with that acquisition:

•

During August 2004, in anticipation of the acquisition of a pipeline system, MMP issued and sold 3.6 million limited partner units. Total proceeds from the sale, at a price of $24.89 per unit, were $89.6 million. Associated with this offering, we made a $1.8 million contribution to MMP to maintain

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Magellan GP, LLC’s 2% general partner interest. Net proceeds after underwriter discounts of $3.8 million and offering expenses of approximately $0.5 million were $87.1 million. The underwriters exercised their over-allotment option associated with this equity offering and sold an additional 0.6 million MMP limited partner units. These over-allotment units were sold by us and we received $12.9 million after underwriting discounts and commissions of $0.6 million. We used $3.2 million of the funds to repay a portion of the borrowings under our June 2003 term loan, and the remaining $9.7 million of the funds, plus an additional $0.3 million, was distributed to our owners. As a result of this equity offering and sale of over-allotment units, our ownership interest in MMP decreased from 27% to 25%;

•

In October 2004, MMP borrowed $300.0 million under a short-term acquisition facility and $50.0 million under its revolving credit facility to help finance this acquisition. MMP incurred debt issuance costs of $0.1 million associated with the $300.0 million short-term acquisition facility;

•

Also in October 2004, MMP issued and sold 5.2 million MMP limited partner units. The units were sold at a price of $27.25 for total proceeds of $141.7 million. Associated with this offering, we contributed $2.9 million to MMP to maintain Magellan GP, LLC’s 2% general partner interest. Of the proceeds received, $6.0 million was used to pay underwriting discounts and commissions. Legal, professional and other costs associated with the equity offering were approximately $0.3 million. MMP used the net proceeds of $138.3 million to repay a portion of the amounts borrowed under the short-term acquisition facility. The underwriters exercised their over-allotment option associated with the October 2004 offering and in November 2004, MMP issued and sold an additional 0.8 million MMP limited partner units. Total proceeds from this sale were $21.3 million, of which MMP paid $0.9 million for underwriting discounts and commissions. We made an additional $0.4 million contribution to MMP to maintain Magellan GP, LLC’s 2% general partner interest. The net proceeds of $20.8 million from the over-allotment sale were used to replace cash MMP had used to pay for other investments. These equity issuances reduced our ownership interest in MMP from 25% to 23%; and

•

Also in October 2004, MMP issued $250.0 million of senior notes. The notes were issued for the discounted price of 99.9%, or $249.7 million. The net proceeds from this debt issuance, after underwriter discounts of $1.8 million and debt issuance fees of $0.3 million, were $247.6 million. MMP used these net proceeds to: (i) repay the remaining $161.7 million outstanding under the acquisition facility (the original $300.0 million borrowed less $138.3 million partial repayment from the October 2004 equity offering discussed above) plus accrued interest costs of $0.2 million, and (ii) repay the $50.0 million amount previously borrowed under the revolver plus accrued interest costs of $0.1 million. The remaining proceeds of $35.6 million from this debt offering were used to replenish cash used in the pipeline system acquisition.

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

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

$81.6 million to repay a portion of our December 2004 term loan, $0.1 million to pay accrued interest and $81.5 million was distributed to our owners. Following this sale, our ownership interest in MMP decreased from 14% to 6%.

During May and June 2005, we sold our remaining 2,389,558 MMP limited partner units in privately negotiated transactions. We received $72.9 million of proceeds, after deducting underwriter commissions of $3.0 million and transaction costs of $0.1 million. We used $36.3 million of the proceeds to repay a portion of our December 2004 term loan, $0.2 million to pay accrued interest and $36.4 million to make a distribution to our owners. Following these transactions, we no longer owned any MMP limited partner units and our ownership interest in MMP consists of our approximate 2% general partner interest and related incentive distribution rights. See Note 24—Subsequent Events for a discussion of changes in our ownership interest in MMP which occurred after December 31, 2006.

MMP made scheduled payments of $15.1 million and $14.3 million in October 2005 and October 2006, respectively, on its Magellan Pipeline notes (see Note 14—Debt for further discussion of this matter). MMP’s net borrowings on its revolver during 2005 and 2006 were $13.0 million and $7.5 million, respectively.

5.	Consolidated Statements of Cash Flows

Changes in the components of operating assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006
Accounts receivable and other accounts receivable	$(37,275)	$(1,901)	$(23,390)
Inventory	3,864	(34,758)	(13,395)
Accounts payable	(174)	5,154	15,786
Affiliate payroll and benefits	2,084	(1,514)	1,660
Accrued interest payable	3,728	(865)	(362)
Accrued taxes other than income	(1,274)	1,729	(348)
Accrued product purchases	5,728	17,459	28,326
Cash collateral	14,000	(1,500)	1,000
Long-term receivables	34,590	16,547	32,277
Current and noncurrent environmental liabilities	8,668	(3,038)	(67)
Other current and noncurrent assets and liabilities	9,661	422	3,603

Total	$43,600	$(2,265)	$45,090

At December 31, 2006 in accordance with the additional minimum liability provisions of SFAS No. 87 “Employers’ Accounting for Pensions” and the transition provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” we recorded an increase in affiliate payroll and benefits of $0.2 million, an increase in long-term affiliate pension and benefits of $8.8 million and an increase in accumulated other comprehensive loss of $9.0 million. We have excluded these non-cash amounts from the statement of cash flows.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.	Allocation of Net Income

The allocation of net income between the pre-initial public offering and post-initial public offering periods is provided in the table below. For purposes of both calculating earnings per unit and determining the capital balances of the general partner and the limited partners, the allocation of net income to our general partner and the limited partners in the post-initial offering period is as follows (in thousands):

Year Ended December 31, 2006
Net income	$34,506
Portion of net income applicable to ownership interests for the period before completion of initial public offering on February 15, 2006	5,886

Portion of net income applicable to partners’ interest for the period after initial public offering	$28,620

Allocation of net income (loss) applicable to partners’ interest for the period after initial public offering:
Portion applicable to partners’ interest for the period after initial public offering	$28,620
Direct charges (credits) to general partner:
Reimbursable general and administrative costs	1,454
Other general and administrative costs(a)	3,000

Total direct charges to general partner	4,454

Income before direct charges (credits) to general partner	33,074
General partner’s share of distributions	0.141%

General partner’s allocated share of income before direct charges	5
Direct charges (credits) to general partner	4,454

Net income (loss) allocated to general partner	$(4,449)

Portion of net income applicable to partners’ interest for the period after initial public offering	$28,620
Less: net income (loss) allocated to general partner	(4,449)

Net income allocated to limited partners	$33,069

(a)	A former executive officer of Magellan GP, LLC had an investment in MGG Midstream Holdings, L.P., which is an affiliate of ours and our general partner. This former executive officer left the company during the fourth quarter of 2006 and at that time we were allocated $3.0 million of G&A compensation expense associated with certain distribution payments made by MGG Midstream Holdings, L.P. to this individual over the past three years. Because the limited partners did not share in these costs, we allocated all of this expense to our general partner.

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

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.	Acquisitions

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

On September 1, 2005, MMP acquired a refined petroleum products terminal near Wilmington, Delaware from privately-owned Delaware Terminal Company. This marine terminal has 1.8 million barrels of usable storage capacity. Management believes this facility is strategic to MMP’s efforts to grow and provide expanded services for MMP’s customer’s needs in the Mid-Atlantic markets. The operating results of this facility have been included with MMP’s petroleum products terminals segment results beginning on September 1, 2005. The land on which the facility sits was purchased in a separate transaction from a local non-profit agency. The allocation of the purchase price was as follows (in thousands):

Purchase price:
Cash paid, including transaction costs	$55,295
Environmental liabilities assumed	250

Total purchase price	$55,545

Allocation of purchase price:
Property, plant and equipment	$51,236
Goodwill	2,809
Other intangibles	1,500

Total	$55,545

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Pro Forma Information (unaudited)

The following summarized pro forma consolidated income statement information assumes that the two petroleum product terminals acquisitions discussed above had occurred as of January 1, 2004. We have prepared these pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if MMP had completed these acquisitions as of the periods shown below or the results that will be attained in the future (in thousands):

	Revenues	Net Income
For the year ended December 31, 2004:
As reported	$695,374	$19,703
Pro forma adjustments	8,903	1,503

Pro forma	$704,277	$21,206

For the year ended December 31, 2005:
As reported	$1,138,200	$11,548
Pro forma adjustments	5,585	602

Pro forma	$1,143,785	$12,150

Significant pro forma adjustments include revenues and expenses for the period prior to MMP’s acquisition of this business, net of minority interest expense.

The following acquisitions were accounted for as acquisitions of assets:

Pipeline System Acquisition. On October 1, 2004, MMP acquired more than 2,000 miles of petroleum products pipeline system assets from Shell Pipeline Company LP and Equilon Enterprises LLC doing business as Shell Oil Products US (collectively “Shell”) for approximately $488.9 million. In addition to the purchase price, MMP paid approximately $30.1 million for inventory related to a third-party supply agreement under which it received $14.0 million cash collateral, assumed approximately $57.6 million of existing liabilities and incurred approximately $3.3 million for transaction costs. During June 2004, MMP paid Shell $24.6 million as earnest money associated with the acquisition, which was applied against the purchase price at closing.

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

The results of operations from this transaction have been included in MMP results since October 1, 2004. MMP integrated most of the assets acquired from Shell into the operations of its petroleum products pipeline system utilizing its existing accounting, financial reporting and measurement and control systems. In order to facilitate this integration, MMP entered into a transition services agreement with Shell which terminated at the end of February 2005. MMP also entered into transportation, terminalling and supply agreements with third parties, including Shell, for the refined petroleum products pipelines, terminals and system storage facilities that it acquired. MMP charges applicable tariffs and fees for transportation and terminalling services with respect to these assets in order to generate revenues and cash for distribution to its general partner and unitholders.

Assumed Liabilities. In conjunction with the acquisition, MMP agreed to assume from Shell a third-party supply agreement, the terms of which management believed to be significantly below-market rates, and MMP recognized the $43.5 million fair value of the supply agreement as an increase in the recorded book value of the

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

assets acquired with an offsetting liability. This liability was reduced $7.6 million in conjunction with our acquisition of a terminal in Aledo, Texas (see Petroleum Products Pipeline Terminals below for a discussion of this matter. The unamortized amount of this liability at December 31, 2005 and 2006 was $32.0 million and $29.5 million, respectively.

In 2003, Shell entered into a consent decree with the United States Environmental Protection Agency (“EPA”) arising out of a June 1999 incident unrelated to the assets MMP acquired from Shell. In order to resolve Shell’s civil liability for the incident, Shell agreed to pay civil penalties and to comply with certain terms set out in the consent decree. These terms include requirements for testing and maintenance of a number of Shell’s pipelines, including two of the pipelines MMP acquired, the creation of a damage prevention program, submission to independent monitoring and various reporting requirements. The consent decree imposes penalties for non-compliance for a period of at least five years from the date of the consent decree. Under MMP’s purchase agreement with Shell, MMP agreed, at its own expense, to complete any remaining remediation work required under the consent decree with respect to the acquired pipelines. MMP recognized a liability of approximately $8.6 million associated with this agreement. Shell has agreed to retain responsibility under the consent decree for the ongoing independent monitoring obligations. The unamortized amount of this liability at December 31, 2005 and 2006 was $5.6 million and $2.6 million, respectively.

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

Allocation of Purchase Price. The purchase price allocation of the assets acquired and liabilities assumed from Shell was as follows (in millions):

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

Financing. The transactions completed to finance the assets acquired from Shell are discussed in detail in Note 4—Debt Transactions, Sales of MMP Units and MMP Debt and Equity Transactions.

Agreements with Shell. In connection with MMP’s acquisition of these refined petroleum products pipeline systems, MMP entered into three-year terminalling and transportation agreements and a five-year storage lease

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

agreement with Shell for a combined minimum revenue commitment averaging approximately $28.1 million per year through September 30, 2007 and approximately $0.8 million per year thereafter through September 30, 2009. Management has concluded that these contracts reflected market prices in effect at the time.

Petroleum Products Pipeline Terminals. In fourth-quarter 2005, MMP acquired two terminals connected to its 8,500-mile petroleum products pipeline system. The terminals included 0.4 million barrels of combined usable storage capacity and are located in Wichita, Kansas and Aledo, Texas. These terminals were acquired from privately-held companies for cash of approximately $10.9 million, all of which was recorded to property, plant and equipment. The operating results of these terminals have been included in MMP’s petroleum products pipeline system segment since their respective acquisition dates.

In conjunction with the acquisition of the Aledo, Texas terminal, MMP negotiated a partial settlement of the third-party supply agreement it assumed as part of its pipeline system acquisition in October 2004. As a result, MMP recorded a reduction in the supply agreement liability of $7.6 million.

8.	Inventory

Inventories at December 31, 2005 and 2006 were as follows (in thousands):

	December 31,
	2005	2006
Refined petroleum products	$56,680	$45,839
Natural gas liquids	9,693	28,848
Transmix	9,589	14,449
Additives	1,805	2,026
Other	388	388

Total inventories	$78,155	$91,550

The increase in the natural gas liquids inventory at December 31, 2006 compared to December 31, 2005 is the result of purchasing significantly higher volumes of natural gas liquids used in MMP’s petroleum products blending operation during the fourth quarter of 2006 due to favorable product prices.

9.	Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,		Estimated Depreciable Lives
	2005	2006
Construction work-in-progress	$28,657	$67,330
Land and rights-of-way	55,308	57,232
Carrier property	1,498,540	1,528,073	24 – 50 years
Buildings	13,298	13,751	20 – 53 years
Storage tanks	302,133	323,215	20 – 40 years
Pipeline and station equipment	116,214	130,114	4 –59 years
Processing equipment	221,823	255,865	3 – 53 years
Other	46,516	51,374	3 – 48 years

Total	$2,282,489	$2,426,954

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Carrier property is defined as pipeline assets regulated by the FERC. Other includes capitalized interest of $19.2 million and $19.3 million at December 31, 2005 and 2006, respectively. Depreciation expense for the years ended December 31, 2004, 2005 and 2006 was $55.9 million, $70.3 million and $74.6 million, respectively.

10.	Equity Investments

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

MMP uses the equity method of accounting for this investment. Summarized financial information for Osage Pipeline is presented below (in thousands):

	March 2, 2004 Through December 31, 2004	Year Ended December 31,
		2005	2006
Revenue	$9,814	$12,573	$14,446
Net income	$4,310	$7,537	$7,976

The condensed balance sheet for Osage Pipeline as of December 31, 2005 and 2006 is presented below (in thousands):

	December 31,
	2005	2006
Current assets	$4,767	$5,015
Noncurrent assets	$4,535	$4,278
Current liabilities	$431	$697
Members’ equity	$8,871	$8,596

A summary of MMP’s equity investment in Osage Pipeline is as follows (in thousands):

	December 31,
	2005	2006
Investment at beginning of period	$25,084	$24,888
Earnings in equity investment:
Proportionate share of earnings	3,768	3,988
Amortization of excess investment	(664)	(664)

Net earnings in equity investment	3,104	3,324
Cash distributions	(3,300)	(4,125)

Equity investment at end of period	$24,888	$24,087

On the date MMP acquired its interest in Osage Pipeline, MMP’s investment included an excess net investment amount of $21.7 million. Excess investment is the amount by which MMP’s initial investment exceeded its proportionate share of the book value of the net assets of the investment. The unamortized excess net investment amount at December 31, 2005 and 2006 was $20.5 million and $19.8 million, respectively, and represents additional value of the underlying identifiable assets.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

11.	Major Customers and Concentration of Credit Risk

Major Customers. The percentage of revenues derived by customers that accounted for 10% or more of our consolidated total revenues is provided in the table below. Customers A, B and C were customers of both MMP’s petroleum products pipeline system and petroleum products terminals segments. Customer A purchased petroleum products from MMP pursuant to a third-party supply agreement MMP assumed in connection with its pipeline system acquisition in October 2004. In August 2006, this third-party supply agreement was assigned to Customer B. No other customer accounted for more than 10% of our consolidated total revenues for 2004, 2005 or 2006. In general, accounts receivable from these customers are due within 10 days. In addition, MMP uses letters of credit and cash deposits from these customers to mitigate its credit exposure.

	2004	2005	2006
Customer A	13%	42%	29%
Customer B	0%	0%	18%
Customer C	19%	9%	11%

Total	32%	51%	58%

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

The employees assigned to conduct MMP’s operations were our employees through December 24, 2005. On December 24, 2005, we transferred all of our employees to our general partner, MGG GP. As of December 31, 2006, MGG GP employed approximately 1,064 employees. We consider our employee relations to be good.

At December 31, 2006, the labor force of 569 employees assigned to MMP’s petroleum products pipeline system was concentrated in the central United States. Approximately 38% of these employees were represented by the United Steel Workers Union and covered by collective bargaining agreements that extend through January 31, 2009. The labor force of 236 employees assigned to MMP’s petroleum products terminals operations at December 31, 2006 was primarily concentrated in the southeastern and Gulf Coast regions of the United States. On August 10, 2006, the 27 non-supervisory employees at MMP’s New Haven, Connecticut terminal elected the International Union of Operating Engineers as their bargaining agent, and MMP is currently in the process of negotiating an agreement with these employees. Our ammonia pipeline is operated by a third-party contractor and no employees are specifically assigned to those operations.

12.	Employee Benefit Plans

On January 1, 2004, we assumed sponsorship of a union pension plan for certain hourly employees. Additionally, we began sponsorship of a pension plan for certain non-union employees, a postretirement benefit plan for selected employees and a defined contribution plan effective January 1, 2004. The sponsorship of these plans was transferred to MGG GP on December 24, 2005. MMP is required to reimburse the plan sponsor for all costs MGG GP incurs in connection with the pension plans, postretirement plan and defined contribution plan for qualifying individuals assigned to MMP’s operations.

In December 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Upon adoption of SFAS No. 158, we recognized the funded status of the present

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

value of our affiliate benefit obligation of MGG GP’s pension plans and its postretirement medical and life benefit plan. The effect of adopting SFAS No. 158 on amounts reported in our consolidated balance sheets is described later in this note. SFAS No. 158 prohibited retroactive application of this accounting standard.

The annual measurement date of the aforementioned plans is December 31. The following table presents the changes in affiliate benefit obligations and plan assets for pension benefits and other postretirement benefits for the years ended December 31, 2005 and 2006. The table also presents a reconciliation of the funded status of these benefits to the amount recorded in the consolidated balance sheet at December 31, 2005 (in thousands):

	Pension Benefits		Other Postretirement Benefits
	2005	2006	2005	2006
Change in affiliate benefit obligation:
Affiliate benefit obligation at beginning of year	$33,897	$39,122	$12,999	$19,280
Service cost	4,215	5,587	530	469
Interest cost	1,866	2,206	994	834
Plan participants’ contributions	—	—	39	55
Actuarial loss	1,199	332	4,834	720
Plan amendment(a)	—	—	—	(6,159)
Benefits paid	(2,055)	(3,398)	(116)	(195)

Affiliate benefit obligation at end of year	39,122	43,849	19,280	15,004

Change in plan assets:
Fair value of plan assets at beginning of year	22,146	25,465	—	—
Employer contributions	4,813	5,259	77	140
Plan participants’ contributions	—	—	39	55
Actual return on plan assets	561	2,090	—	—
Benefits paid	(2,055)	(3,398)	(116)	(195)

Fair value of plan assets at end of year	25,465	29,416	—	—

Funded status at end of year	(13,657)	$(14,433)	(19,280)	$(15,004)

Unrecognized net actuarial loss(b)	6,780	N/A	5,366	N/A
Unrecognized prior service cost(b)	2,491	N/A	628	N/A

Accrued benefit cost	$(4,386)	N/A	$(13,286)	N/A

Accumulated affiliate benefit obligation	$28,629	$32,042	N/A	N/A

(a)	During 2006 MGG GP increased the deductibles and premiums of the plan participants, which resulted in a decrease in our obligation to MGG GP for retiree medical.
(b)	Prior to the adoption in 2006 of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” these amounts were not recognized as liabilities in our consolidated balance sheets as prescribed under SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The amounts included in pension benefits in the above table combine the union pension plan with the non-union pension plan. At December 31, 2005, the accumulated benefit obligations of both plans exceeded the fair value of their respective plan assets. At December 31, 2006, the union pension plan had an accumulated benefit obligation of $23.2 million, which exceeded the fair value of plan assets of $20.4 million. Amounts recognized in our consolidated balance sheets were as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
	2005	2006	2005	2006
Amounts recognized in consolidated balance sheet:
Current accrued affiliate benefit cost	$—	$—	$—	$(159)
Long-term accrued affiliate benefit cost	(4,729)	(14,433)	(13,286)	(14,845)

	(4,729)	(14,433)	(13,286)	(15,004)
Accumulated other comprehensive income:
Net loss	343	6,390	N/A	5,411
Prior service cost (credit)	—	2,184	N/A	(4,680)

Net amount recognized in consolidated balance sheet	$(4,386)	$(5,859)	$(13,286)	$(14,273)

Net affiliate pension and other postretirement benefit expense for the years ended December 31, 2004, 2005 and 2006 consisted of the following (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2004	2005	2006	2004	2005	2006
Components of net periodic affiliate pension and postretirement benefit expense:
Service cost	$3,647	$4,215	$5,587	$324	$530	$469
Interest cost	1,707	1,866	2,206	682	994	834
Expected return on plan assets	(1,637)	(1,918)	(1,906)	—	—	—
Amortization of prior service cost (credit)	308	307	307	154	155	(851)
Amortization of actuarial loss	—	25	538	—	575	675

Net periodic expense	$4,025	$4,495	$6,732	$1,160	$2,254	$1,127

Additionally, expenses related to the defined contribution plan were $3.1 million, $3.8 million and $4.1 million in 2004, 2005 and 2006, respectively.

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are $0.2 million and $0.3 million, respectively. The estimated net loss and prior service credit for the other defined benefit postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are $0.4 million and $(0.9) million, respectively.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The effect of SFAS No. 158 on amounts reported in our consolidated balance sheet as of December 31, 2006 was as follows (in thousands):

	Before Application of SFAS No. 158	SFAS No. 158 Adjustments	As Reported
Affiliate payroll and benefits	$18,688	$159	$18,847
Total current liabilities	521,116	159	521,275
Long-term affiliate pension and benefits	20,132	9,146	29,278
Accumulated other comprehensive loss	(782)	(9,305)	(10,087)
Total partners’ capital	60,237	(9,305)	50,932

The weighted-average rate assumptions used to determine benefit obligations as of December 31, 2005 and 2006 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2005	2006	2005	2006
Discount rate	5.50%	5.75%	5.50%	6.00%
Rate of compensation increase – non-union plan	5.00%	5.00%	N/A	N/A
Rate of compensation increase – union plan	5.00%	4.50%	N/A	N/A

The weighted-average rate assumptions utilized to determine net pension and other postretirement benefit expense for the years ended December 31, 2004, 2005 and 2006 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2004	2005	2006	2004	2005	2006
Discount rate	6.25%	5.75%	5.50%	6.25%	5.75%	5.50%
Expected rate of return on plan assets	8.50%	8.50%	7.00%	N/A	N/A	N/A
Rate of compensation increase – non-union plan	5.00%	5.00%	5.00%	N/A	N/A	N/A
Rate of compensation increase – union plan	5.00%	5.00%	4.50%	N/A	N/A	N/A

The non-pension postretirement benefit plans provide for retiree contributions and contain other cost-sharing features such as deductibles and coinsurance. The accounting for these plans anticipates future cost sharing that is consistent with management’s expressed intent to increase the retiree contribution rate generally in line with health care cost increases.

The annual assumed rate of increase in the health care cost trend rate for 2007 is 12.7% decreasing to 5.7% by 2013 for pre-65 year-old participants, and 6.4% decreasing to 5.3% by 2010 for post-65 year-old participants. The health care cost trend rate assumption has a significant effect on the amounts reported. As of December 31, 2006, a 1.0% change in assumed health care cost trend rates would have the following effect (in thousands):

	Point Increase	Point Decrease
Change in total of service and interest cost components	$202	$189
Change in affiliate postretirement benefit obligation	2,214	2,066

The expected long-term rate of return on plan assets was determined by combining a review of projected returns, historical returns of portfolios with assets similar to the current portfolios of the union and non-union

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

pension plans and target weightings of each asset classification. Our investment objectives for the assets within the pension plans are to obtain a balance between long-term growth of capital and generation of income to meet withdrawal requirements, while avoiding excessive risk. Defined diversification goals are set in order to reduce the risk of wide swings in the market value from year to year, or of incurring large losses that may result from concentrated positions. We evaluate risk based on the potential impact of the predictability of contribution requirements, probability of under-funding, expected risk-adjusted returns and investment return volatility. Funds are invested with multiple investment managers. Our target allocation percentages and the actual weighted-average asset allocation at December 31, 2005 and 2006 were as follows:

	2005		2006
	Actual	Target	Actual	Target
Equity securities	65%	65%	65%	67%
Debt securities	31%	34%	31%	32%
Other	4%	1%	4%	1%

As of December 31, 2006, the benefits expected to be paid through December 31, 2016 were as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
2007	$1,596	$159
2008	1,600	247
2009	2,012	363
2010	2,173	472
2011	2,277	581
2012 through 2016	14,493	4,101

MMP expects to make payments to MGG GP of $5.5 million and $0.2 million in 2007 to reimburse MGG GP for contributions MGG GP estimates it will make to its pension and postretirement benefit plans, respectively.

13.	Related Party Transactions

Affiliate Entity Transactions. In March 2004, MMP acquired a 50% ownership interest in Osage Pipeline and began operating the Osage pipeline, for which it is paid a fee. During 2004, 2005 and 2006, MMP received operating fees of $0.5 million, $0.7 million and $0.7 million, respectively, which we reported as affiliate management fee revenue. In 2004, MMP also received $0.3 million from Osage Pipeline for fees to transition accounting, billing and other administrative functions to them. We and MMP recorded these fees as a reduction to operating expenses in our results of operations.

The following table summarizes affiliate costs and expenses which are reflected in the accompanying consolidated statements of income (in thousands):

	Year Ended December 31,
	2005	2006
MGG GP—allocated operating expenses	1,551	73,611
MGG GP—allocated G&A expenses	870	41,008
MGG Midstream Holdings, L.P.—allocated G&A expenses	—	3,000

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Under a services agreement in effect prior to December 2005 between us, MMP and Magellan GP, LLC, we agreed to provide the employees necessary to conduct MMP’s operations and MMP reimbursed us for all payroll and benefit costs we incurred on its behalf, subject to a G&A expense limitation agreement with MMP. In December 2005, the employees necessary to conduct MMP’s operations were transferred to MGG GP and a new services agreement between MMP and MGG GP was executed. Consequently, we and MMP now reimburse MGG GP for the costs of employees necessary to conduct our operations and administrative functions. The affiliate payroll and benefits accruals associated with this agreement at December 31, 2005 and 2006 were $17.0 million and $18.8 million, respectively. The long-term affiliate pension and benefits accrual associated with this agreement at December 31, 2005 and 2006 was $18.0 million and $29.3 million, respectively. We and MMP settle our affiliate payroll, payroll-related expenses and non-pension postretirement benefit costs with MGG GP on a monthly basis. We settle our allocations for payroll and payroll-related expenses with MMP on a monthly basis. MMP settles its long-term affiliate pension liabilities through payments to MGG GP when MGG GP makes contributions to its pension funds.

In June 2003, we agreed to reimburse MMP for G&A expenses (excluding equity-based compensation) in excess of a G&A cap as defined in MMP’s omnibus agreement. This agreement expires December 31, 2010. The amount of G&A costs required to be reimbursed to MMP was $6.4 million, $3.3 million and $1.7 million in 2004, 2005 and 2006, respectively. The owner of our general partner reimburses us for the same amounts we reimburse to MMP for these excess G&A expenses. We record the reimbursements from the owner of our general partner as a capital contribution from our general partner.

A former executive officer of Magellan GP, LLC had an investment in MGG Midstream Holdings, L.P., which is an affiliate of ours and our general partner. This former executive officer left the company during the fourth quarter of 2006 and at that time we were allocated $3.0 million of G&A compensation expense associated with certain distribution payments made by MGG Midstream Holdings, L.P. to this individual over the past three years. This G&A expense was excluded from the determination of G&A reimbursements due MMP under the terms of our G&A reimbursement agreement with MMP.

A former affiliate of MMP had indemnified MMP against certain environmental costs. The environmental indemnifications MMP had with its former affiliate were settled during 2004. In June 2003, we agreed to assume from MMP’s former affiliate certain indemnified obligations to MMP. See Indemnification Obligation in Note 19—Commitments and Contingencies for further discussion of these items. We had recorded receivables from MMP’s former affiliate associated with the indemnification settlement of $51.2 million and $33.9 million at December 31, 2005 and 2006, respectively.

Reimbursement of G&A Expense. MMP pays us and MGG GP for the direct and indirect G&A expenses incurred on MMP’s behalf. Under the terms of the omnibus agreement, we reimburse MMP for all of their G&A expenses in excess of a G&A cap as described below:

•	The reimbursement obligation is subject to a lower cap amount, which is calculated as follows:

>	The lower cap has been adjusted by the greater of: (i) 7%, or (ii) the percentage increase in the Consumer Price Index—All Urban Consumers, U.S. City Average, Not Seasonally Adjusted. However, the reimbursement amount is also adjusted for acquisitions, construction projects, capital improvements, replacements or expansions that MMP completes that are expected to increase its G&A costs. We reimbursed MMP $6.4 million for G&A costs in excess of the lower cap amount of $41.8 million in 2004, $3.3 million in excess of a lower cap amount of $49.3 million in 2005, and $1.7 million in excess of a lower cap amount of $52.7 million in 2006. The lower cap was increased to $56.4 million on January 1, 2007.

>	The expense reimbursement limitation excludes expenses associated with equity-based incentive compensation plans.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

•

The reimbursement limitation is further subject to an upper cap amount. We are not required to reimburse MMP for any G&A expenses that exceed this upper cap amount. The upper cap is calculated as follows:

>	The upper cap is increased annually by the lesser of: (i) 2.5%, or (ii) the percentage increase in the Consumer Price Index—All Urban Consumers, U.S. City Average, Not Seasonally Adjusted. The upper cap is also adjusted for acquisitions, construction projects and capital improvements, replacements or expansions that MMP completes that are expected to increase its G&A costs. For 2004, 2005 and 2006, the upper cap was adjusted to $51.5 million, $57.6 million and $59.0 million, respectively. MMP’s G&A expenses have not exceeded the upper cap since this agreement was executed. The upper cap was increased to $60.5 million on January 1, 2007.

Other Related Party Transactions. We are partially owned by an affiliate of the Carlyle/Riverstone Global Energy and Power Fund II, L.P. (the “CRF”). As of December 31, 2006, one of the members of Magellan GP, LLC’s and our general partner’s eight-member boards of directors was a representative of CRF. Our general partner’s board of directors and Magellan GP, LLC’s board of directors had adopted procedures internally to assure that MMP’s proprietary and confidential information is protected from disclosure to competing companies in which CRF owns an interest. As part of these procedures, CRF had agreed that none of its representatives would serve on our or Magellan GP, LLC’s board of directors and on the boards of directors of competing companies in which CRF owns an interest. Effective January 30, 2007, all of the representatives of CRF have resigned from the boards of directors of our general partner and Magellan GP, LLC. See Note 24—Subsequent Events for a discussion of this matter.

On January 25, 2005, CRF, through affiliates, acquired general and limited partner interests of SemGroup, L.P. (“SemGroup”). At December 31, 2006, CRF’s total combined general and limited partner interests in SemGroup were approximately 30%. One of the members of the seven-member board of directors of Sem Group’s general partner is a representative of CRF, with three votes on such board. MMP, through is subsidiaries and affiliates, is a party to a number of transactions with SemGroup and its affiliates. A summary of these transactions is provided in the following table (in millions):

	January 25, 2005 through December 31, 2005	Year Ended December 31, 2006
Sales of petroleum products	$144.8	$177.1
Purchases of petroleum products	90.0	63.2
Terminalling and other services revenues	5.9	4.4
Storage tank lease revenues	2.8	3.4
Storage tank lease expense	1.0	1.0

In addition to the above, MMP provides common carrier transportation services to SemGroup. As of December 31, 2005 and 2006, respectively, MMP had recognized a receivable of $6.2 million and $4.0 million from and a payable of $6.1 million and $18.8 million to SemGroup and its affiliates. The receivable is included with the trade accounts receivable amounts and the payable is included with the accounts payable amounts on our consolidated balance sheets.

In February 2006, MMP signed an agreement with an affiliate of SemGroup under which MMP agreed to construct two 200,000 barrel tanks on its property at El Dorado, Kansas, to sell these tanks to SemGroup’s affiliate and to lease these tanks back under a 10-year operating lease. During 2006, MMP received $6.1 million associated with this transaction from SemGroup’s affiliate, which was reported as proceeds from sale of assets on our consolidated statement of cash flows. During 2006, MMP incurred construction costs of $6.1 million for

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

these tanks and estimates it will incur additional costs of approximately $1.0 million in 2007. The loss on the sale of these tanks will be deferred and amortized over the 10-year life of the lease. MMP and SemGroup’s affiliate have further agreed that in exchange for its lease of these tanks, MMP will provide 400,000 barrels of storage on its pipeline system. In addition, MMP and SemGroup’s affiliate have entered into a separate storage tank maintenance agreement which specifies that MMP will, at its own cost, provide routine maintenance for the tanks over the initial 10-year term of the lease. The fair value of this maintenance agreement was estimated at $0.1 million, which was recorded as a deferred cost and will be recognized over the 10-year life of the lease. In return for these agreements, SemGroup agreed to a 3-year throughput agreement on MMP’s pipeline.

CRF also has an ownership interest in the general partner of Buckeye Partners, L.P. (“Buckeye”). In 2005, MMP incurred $0.3 million of operating expenses with Norco Pipe Line Company, LLC, which is a subsidiary of Buckeye. MMP incurred no operating expenses with Buckeye or its subsidiaries during 2004 or 2006.

During May 2005, MMP’s general partner’s board of directors appointed John P. DesBarres as an independent board member. Mr. DesBarres currently serves as a board member for American Electric Power Company, Inc., of Columbus, Ohio. For the period May 1, 2005 through December 31, 2005, and the year ended December 31, 2006, MMP’s operating expenses included $1.7 million and $2.9 million, respectively, of principally power costs it incurred with Public Service Company of Oklahoma, which is a subsidiary of American Electric Power Company, Inc. MMP had no amounts payable to or receivable from Public Service Company of Oklahoma or American Electric Power Company Inc. at either December 31, 2005 or December 31, 2006.

Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, Magellan GP, LLC receives 50%, including its approximately 2% general partner interest, of any incremental cash distributed per MMP limited partner unit. Because we own Magellan GP, LLC, we benefit from these distributions. As of December 31, 2006, the executive officers of our general partner collectively owned approximately 2.9% of MGG Midstream Holdings, L.P., which owned 65% of our limited partner interests; therefore, the executive officers of our general partner also indirectly benefit from these distributions. In 2004, 2005 and 2006, distributions paid to Magellan GP, LLC based on its general partner interest and incentive distribution rights totaled $16.7 million, $30.1 million and $56.3 million, respectively. In addition, during 2004 and 2005, we received distributions totaling $28.7 million and $5.0 million, respectively, related to the MMP common and subordinated limited partner units we owned at the time.

During February 2006, we sold 35% of our limited partner units in an initial public offering. In connection with the closing of this offering, MMP’s partnership agreement was amended to remove the requirement for Magellan GP, LLC to maintain its 2% interest in any future offering of MMP limited partner units. See Note 24—Subsequent Events for a discussion of changes in MMP’s general partner’s ownership interest in MMP after December 31, 2006. In addition, MMP’s partnership agreement was amended to restore the incentive distribution rights to the same level as before an amendment was made in connection with MMP’s October 2004 pipeline system acquisition, which reduced the incentive distributions paid to Magellan GP, LLC by $1.3 million for 2004, $5.0 million for 2005 and $3.0 million for 2006. In return, we made a capital contribution to MMP on February 9, 2006 equal to the present value of the remaining reductions in incentive distributions, or $4.2 million.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

14.	Debt

Consolidated debt at December 31, 2005 and 2006 was as follows (in thousands):

	December 31,
	2005	2006
Magellan Pipeline notes:
Current portion	$14,345	$272,678
Long-term portion	274,629	—

Total Magellan Pipeline notes	288,974	272,678
Revolving credit facility	13,000	20,500
6.45% Notes due 2014	249,546	249,589
5.65% Notes due 2016	250,019	248,520

Total debt	$801,539	$791,287

Magellan Midstream Holdings, L.P. Debt:

Affiliate note payable. On February 15, 2006, we entered into a $5.0 million revolving credit facility with MGG Midstream Holdings, L.P. as the lender. There were no borrowings outstanding under this facility when it matured on December 31, 2006. In January 2007 we entered another facility with MGG Midstream Holdings, L.P. with similar terms that matures on December 31, 2007. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility bear interest at LIBOR plus 2.0%. We pay a commitment fee to MGG Midstream Holdings, L.P. on the unused portion of the working capital facility of 0.3% annually. Borrowings under this facility are non-recourse to our general partner.

MMP Debt:

The face value of MMP’s debt outstanding as of December 31, 2006 was $793.1 million. The difference between the face value and carrying value of MMP’s debt outstanding was amounts recorded for discounts incurred on debt issuances, market value adjustments to long-term debt associated with qualifying hedges and the unamortized step-up in basis of MMP’s debt. At December 31, 2006, maturities of MMP’s debt were as follows: $272.6 million in 2007; $0 in 2008; $0 million in 2009; $0 million in 2010; $20.5 million in 2011; and $500.0 million thereafter. MMP’s debt and the debt of its consolidated subsidiaries is non-recourse to its general partner and to us.

Magellan Pipeline Notes. During October 2002, Magellan Pipeline entered into a private placement debt agreement with a group of financial institutions for $480.0 million of fixed-rate Senior Secured Notes, comprised of $178.0 million of Series A notes and $302.0 million of Series B notes. These notes were secured with MMP’s membership interest in and assets of Magellan Pipeline until MMP’s refinancing plan was executed in May 2004 (See Note 4—Debt Transactions, Sales of MMP Units and MMP Debt and Equity Transactions). As part of that refinancing, MMP repaid all of the $178.0 million Series A notes and the fixed rate Series B note holders released the collateral which secured those notes, except for cash deposited in an escrow account in anticipation of semi-annual interest payments on the Magellan Pipeline notes. These deposits of $5.5 million at December 31, 2005 and $5.3 million at December 31, 2006, were reflected as restricted cash on our consolidated balance sheet. The maturity date of the notes is October 7, 2007; however, MMP made scheduled payments on these notes of $15.1 million on October 7, 2005 and $14.3 million on October 7, 2006. The outstanding principal amount of the notes at December 31, 2005 and 2006 was decreased by $2.5 million and $1.8 million, respectively, for the change in the fair value of the associated hedges (see Note 15–Derivative Financial Instruments). The remaining difference between the face value and the reported value of these notes was the unamortized step-up in value of

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

$4.6 million at December 31, 2005 and $1.9 million at December 31, 2006. The notes were stepped-up to fair value for our ownership interest of MMP, which we acquired in June 2003. The carrying amount of these notes was included in the current portion of long-term debt on our December 31, 2006 consolidated balance sheet. The notes were stepped-up to fair value for our ownership interest of MMP, which we acquired in June 2003. The interest rate of the notes is fixed at 7.7%. However, including the impact of the associated fair value hedge, which effectively swaps $250.0 million of the fixed-rate notes to floating-rate debt and the effect of the amortization of the fair value adjustment on long-term debt, the weighted-average interest rate for the senior notes was 7.3% and 7.7% at December 31, 2005 and 2006, respectively.

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

Revolving Credit Facility. In May 2006, MMP amended and restated its unsecured revolving credit facility to increase the borrowing capacity from $175.0 million to $400.0 million. In addition, the maturity date of the revolving credit facility was extended from May 25, 2009 to May 25, 2011, and the interest rate was reduced from LIBOR plus a spread ranging from 0.6% to 1.5% based on MMP’s credit ratings to LIBOR plus a spread ranging from 0.3% to 0.8% based on MMP’s credit ratings and amounts outstanding under the facility. MMP incurred $0.4 million of legal and other costs associated with this amendment. Borrowings under this revolving credit facility remain unsecured. The facility provides for both borrowings and letters of credit. Borrowings under this facility are used primarily for general corporate purposes, including capital expenditures. Net borrowings under this revolver during 2006 were $7.5 million. As of December 31, 2006, $20.5 million was outstanding under this facility, and $1.1 million of the facility was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets. The weighted-average interest rate on the revolver at December 31, 2005 and 2006 was 5.1% and 5.8%, respectively. Additionally, a commitment fee is assessed at a rate from 0.05% to 0.125%, depending on MMP’s credit rating.

The amended and restated revolving credit facility requires MMP to maintain a specified ratio of consolidated debt to EBITDA of no greater than 4.75 to 1.00. In addition, the revolving credit facility contains covenants that limit MMP’s ability to, among other things, incur additional indebtedness or modify its other debt instruments, encumber its assets, make certain investments, engage in certain transactions with affiliates, engage in sale and leaseback transactions, merge, consolidate, liquidate or dissolve, sell or lease all or substantially all of its assets and change the nature of its business. MMP is in compliance with these covenants.

6.45% Notes due 2014. On May 25, 2004, MMP sold $250.0 million aggregate principal of 6.45% notes due June 1, 2014 in an underwritten public offering. The notes were issued for the discounted price of 99.8%, or $249.5 million and this discount is being accreted over the life of the notes. Including the impact of the amortization of the realized gains on the interest hedges associated with these notes (see Note 15—Derivative Financial Instruments), the effective interest rate of these notes is 6.3%. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2004.

5.65% Notes due 2016. On October 15, 2004, MMP issued $250.0 million of senior notes due 2016. The notes were issued for the discounted price of 99.9%, or $249.7 million and the discount is being accreted over the life of the notes. Including the impact of hedges associated with these notes (see Note 15—Derivative Financial

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Instruments), the weighted-average interest rate of these notes at December 31, 2005 and 2006 was 5.6% and 6.0%, respectively. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning April 15, 2005. The outstanding principal amount of the notes at December 31, 2005 and 2006 was increased $0.3 million and decreased $1.2 million, respectively, for the fair value of the associated hedge.

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

During the years ending December 31, 2004, 2005 and 2006, total cash payments for interest on all indebtedness, including the impact of related interest rate swap agreements, net of amounts capitalized, were $45.2 million, $66.8 million and $57.2 million, respectively.

15.	Derivative Financial Instruments

We and MMP use interest rate derivatives to help us manage interest rate risk. The following table summarizes hedges we and MMP have settled associated with various debt offerings (dollars in millions):

Hedge	Date	Gain/(Loss)	Amortization Period
Interest rate hedge	October 2002	$(1.0)	5-year life of Magellan Pipeline notes
Interest rate swaps and treasury lock	May 2004	5.1	10-year life of 6.45% notes
Interest rate swaps	October 2004	(6.3)	12-year life of 5.65% notes

In addition to the above, we and MMP have entered into the following interest rate swap agreements:

•

During May 2004, MMP entered into certain interest rate swap agreements to hedge against changes in the fair value of a portion of the Magellan Pipeline notes. MMP accounted for these agreements as fair value hedges. The notional amounts of the interest rate swap agreements total $250.0 million. Under the terms of the interest rate swap agreements, MMP receives 7.7% (the weighted-average interest rate of the outstanding Magellan Pipeline senior notes) and pays LIBOR plus 3.4%. These hedges effectively convert $250.0 million of MMP’s fixed-rate debt to floating-rate debt. The interest rate swap agreements began on May 25, 2004 and expire on October 7, 2007, the maturity date of the Magellan Pipeline senior notes. Payments settle in April and October each year with LIBOR set in arrears. During each settlement period MMP records the impact of this swap based on its best estimate of LIBOR. Any differences between actual LIBOR determined on the settlement date and MMP’s estimate of LIBOR result in an adjustment to interest expense. A 0.25% change in LIBOR would result in an annual adjustment to interest expense associated with this hedge of $0.6 million. The fair value of the instruments associated with this hedge at December 31, 2005 was $(2.5) million , which was recorded to other deferred liabilities and long-term debt. The fair value of these instruments at December 31, 2006 was $(1.8) million, which was recorded to other current liabilities and current portion of long-term debt.

•

In October 2004, MMP entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016 which were issued in October 2004. MMP accounted for this agreement as a fair value hedge. The notional amount of this agreement is $100.0 million and effectively converts $100.0 million of MMP’s 5.65% fixed-rate senior notes issued in October 2004 to floating-rate debt. Under the terms of the agreement, MMP receives the 5.65% fixed rate of the notes and pays LIBOR plus 0.6%. The agreement began on October 15, 2004 and terminates on October 15, 2016, which is the maturity date of these notes. Payments settle in April and October each year with LIBOR set in arrears. During each settlement period, MMP records the impact of this

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

swap based on its best estimate of LIBOR. Any differences between actual LIBOR determined on the settlement date and MMP’s estimate of LIBOR will result in an adjustment to interest expense. A 0.25% change in LIBOR would result in an annual adjustment to interest expense of $0.3 million associated with this hedge. The fair value of this hedge at December 31, 2005 and December 31, 2006, was $0.3 million and $(1.2) million, respectively, which was recorded to other noncurrent assets and long-term debt at December 31, 2005 and deferred liabilities and long-term debt at December 31, 2006.

•

In September and November 2006, MMP entered into a total of $250.0 million of forward starting interest rate swap agreements to hedge against variability of future interest payments on a portion of the debt MMP anticipates issuing no later than October 2007. Proceeds of the anticipated debt issuance will be used to refinance the Magellan Pipeline notes, which mature in October 2007. The interest rate swap agreements have a 30-year term, which matches the expected tenor of the anticipated debt. The effective date of the agreements is October 9, 2007, at which time the agreements require a mandatory cash settlement. Under the terms of the agreements, MMP will receive a variable rate equal to three-month LIBOR and pay a fixed rate of 5.3%. Assuming no changes in swap spreads between the date MMP entered these agreements and the date it settles these agreements, these agreements will effectively fix the rate on the treasury component of MMP’s anticipated debt issuance at approximately 4.8%. MMP has accounted for these agreements as cash flow hedges. The fair value of these agreements at December 31, 2006 was $0.2 million, which was recorded to other current assets and other comprehensive income. These agreements had no impact on our cash flows for the year ended December 31, 2006.

•

In July 2005, we entered into three interest rate swap agreements and the notional amount of these agreements totaled $140.0 million. Under these agreements, we received the variable-rate of the term loan we had outstanding at the time and paid a weighted-average fixed rate of 6.4%. The agreements began on December 30, 2005 and were to expire on June 30, 2007. These agreements were unwound during December 2005 when we repaid our term loan and we recognized a gain of $1.0 million, which was reflected as other income on our consolidated statement of income for the year ended December 31, 2005.

Derivatives that qualify for and are designated as normal purchases and sales are accounted for using traditional accrual accounting. As of December 31, 2006, MMP had commitments under future contracts for product purchases that will be accounted for as normal purchases totaling approximately $1.7 million. Additionally, MMP had commitments under future contracts for product sales that will be accounted for as normal sales totaling approximately $36.1 million.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

16.	Leases

Leases—Lessee. We and MMP lease land, office buildings, tanks and terminal equipment at various locations to conduct our respective business operations. Several of the agreements provide for negotiated renewal options and cancellation penalties, some of which include the requirement to remove MMP’s pipeline from the property for non-performance. Total rent expense was $4.7 million, $6.3 million and $6.3 million for the years ended December 31, 2004, 2005 and 2006, respectively. Future minimum annual rentals under non-cancelable operating leases as of December 31, 2006, are as follows (in thousands):

2007	$3,011
2008	2,068
2009	1,460
2010	1,454
2011	1,405
Thereafter	9,450

Total	$18,848

Leases—Lessor. MMP has entered into capacity and storage leases with remaining terms from one to 10 years that are accounted for as operating-type leases. All of the agreements provide for negotiated extensions. Future minimum lease payments receivable under operating-type leasing arrangements as of December 31, 2006, were as follows (in thousands):

2007	$73,058
2008	60,049
2009	47,761
2010	37,500
2011	27,215
Thereafter	26,555

Total	$272,138

On December 31, 2001, MMP purchased an 8.5-mile, 8-inch natural gas liquids pipeline in northeastern Illinois from Aux Sable Liquid Products L.P. (“Aux Sable”) for $8.9 million. MMP then entered into a long-term lease arrangement under which Aux Sable is the sole lessee of these assets. MMP has accounted for this transaction as a direct financing lease. The lease expires in December 2016 and has a purchase option after the first year. Aux Sable has the right to re-acquire the pipeline at the end of the lease for a de minimis amount. Future minimum lease payments receivable under this direct-financing-type leasing arrangement as of December 31, 2006, were $1.4 million in 2007 and $1.3 million each year in 2008, 2009, 2010 and 2011 and $6.2 million cumulatively for all periods after 2011. The net investment under direct financing leasing arrangements as of December 31, 2005 and 2006 was as follows (in thousands):

	December 31,
	2005	2006
Total minimum lease payments receivable	$13,965	$12,793
Less: Unearned income	5,937	5,681

Recorded net investment in direct financing leases	$8,028	$7,112

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The net investment in direct financing leases was classified in the consolidated balance sheets as follows (in thousands):

	December 31,
	2005	2006
Classification of direct financing leases:
Current accounts receivable	$358	$511
Noncurrent accounts receivable	7,670	6,601

Total	$8,028	$7,112

17.	Long-Term Incentive Plan

In December 2005, our general partner approved a long-term incentive plan for independent directors of our general partner and employees of MGG GP that perform services for us and our general partner. The long-term incentive plan primarily consists of phantom units. Our general partner’s board of directors administers the long-term incentive plan. The long-term incentive plan permits the grant of awards covering an aggregate of 150,000 of our limited partner units. During the year ended December 31, 2006, approximately 4,000 phantom units were issued to the independent members of the board of directors of our general partner pursuant to this plan resulting in our recognition of compensation expense of approximately $0.1 million.

MMP’s general partner has also adopted a long-term incentive plan (the “MMP LTIP”) for certain employees who perform services for MMP and directors of MMP’s general partner. The MMP LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate of 1.4 million MMP limited partner units. The compensation committee of MMP’s general partner’s board of directors (the “MMP Compensation Committee”) administers the MMP LTIP.

We and MMP adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective application method, which requires all unvested equity-based incentive awards granted prior to January 1, 2006 to be accounted for using the fair value method as defined in SFAS No. 123 instead of MMP’s previous methodology of using the intrinsic value method as defined in APB No. 25. Due to the structure of MMP’s award grants prior to January 1, 2006, MMP recognized compensation expense under APB No. 25 in much the same manner as that required under SFAS No. 123; therefore, the impact of the change from accounting for the award grants under APB No. 25 to SFAS No. 123 was insignificant to our and MMP’s results of operations, financial position and cash flows.

The MMP LTIP awards discussed below are subject to forfeiture if employment is terminated for any reason other than for retirement, death or disability prior to the vesting date. If an award recipient retires, dies or becomes disabled prior to the end of the vesting period, the recipient’s award grant will be prorated based upon the completed months of employment during the vesting period and the award will be paid at the end of the vesting period. The award grants do not have an early vesting feature except when there is a change in control of MMP’s general partner.

In February 2003, the MMP Compensation Committee approved approximately 106,000 unit award grants pursuant to the MMP LTIP. These units vested on December 31, 2005 and, because MMP exceeded certain performance metrics, the actual number of units awarded with this grant totaled approximately 181,000. The value of these units on December 31, 2005 was $5.8 million. In January 2006, MMP settled certain of these award grants by purchasing 43,208 MMP limited partner units for $1.4 million and distributing those units to participants. The remaining awards were settled by issuing net cash payments to the participants and payments for tax withholdings totaling $4.4 million. MMP also made cash payments for related employer taxes of $0.3 million.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Following the change in control of MMP’s general partner in June 2003, the MMP Compensation Committee approved the following grants to certain employees who became dedicated to providing services to MMP:

•	In October 2003, approximately 21,000 unit award grants. Of these award grants, approximately 20,000 vested during 2003 and 2004. The remaining award grants vested on July 31, 2005.

•	In January 2004, approximately 22,000 unit award grants. Of these award grants, approximately 11,000 vested in 2004 and approximately 11,000 vested on July 31, 2005.

In January 2004, MMP settled the portion of the above-noted awards vesting in 2003 by issuing net cash payments to the participants and payments for tax withholdings and employer taxes totaling $0.3 million. MMP settled additional awards in 2004 by purchasing 7,540 of its limited partner units for $0.2 million and distributing those units to the participants and paying associated tax withholdings and employer taxes of $0.1 million. MMP settled the remaining award grants in 2005 by purchasing 13,785 of its limited partner units for $0.4 million and distributing those units to the participants and paying associated tax withholdings and employer taxes of $0.3 million.

In February 2004, the MMP Compensation Committee approved approximately 159,000 unit award grants pursuant to the MMP LTIP. These units vested on December 31, 2006 and, because MMP exceeded certain performance metrics, the actual number of units awarded with this grant totaled approximately 285,000. The value of these units on December 31, 2006 was $11.0 million. There was no impact on our cash flows associated with these award grants for the periods presented in this report. MMP settled these award grants in January 2007 by issuing 184,905 MMP limited partner units and distributing those units to the participants (See Note 24—Subsequent Events). The difference between the units issued to the participants and the total units accrued for represented the minimum tax withholdings associated with this award settlement. MMP paid associated tax withholdings and employer taxes totaling $4.4 million in January 2007. MMP intends to finance this amount with funds from its next equity offering.

In February 2005, the MMP Compensation Committee approved approximately 161,000 MMP unit awards pursuant to the MMP LTIP. The actual number of MMP limited partner units that will be awarded under this grant are based on the attainment of long-term performance metrics. The number of MMP limiter partner units that could ultimately be issued under this award ranges from zero units up to a total of 296,000 as adjusted for estimated forfeitures and retirements; however, the awards are also subject to personal and other performance components which could increase or decrease the number of units to be paid out by as much as 20%. The units will vest at the end of 2007. As of December 31, 2006, approximately 11,000 award grants had been forfeited and MMP estimates an additional 2,000 will be forfeited prior to the vesting date. MMP has estimated the number of units that will be awarded under this grant to be approximately 281,000, the value of which on December 31, 2006 was $10.8 million. Unrecognized estimated compensation expense associated with these award grants as of December 31, 2006 was $3.6 million, which will be recognized over the next 12 months. There was no impact on our cash flows associated with these award grants.

During the year ended December 31, 2006, the MMP Compensation Committee approved approximately 178,000 unit award grants pursuant to MMP’s long-term incentive plan. There was no impact on our cash flows associated with these award grants. These award grants are being accounted for as follows:

•

Approximately 139,000 are based on the attainment of long-term performance metrics. These units vest on December 31, 2008. The number of units that could ultimately vest under this component of the award ranges from zero to approximately 263,000 as adjusted for expected forfeitures and retirements. Upon vesting, these award grants must be paid out in MMP limited partner units; therefore, we have accounted for these awards using the equity method. The weighted-average fair value of the awards on the grant date was $24.67 per unit, which was based on MMP’s unit price on

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

the grant date less the present value of the per-unit estimated cash distributions during the vesting period. As of December 31, 2006, approximately 7,000 award grants had been forfeited and MMP expects an additional 1,000 will be forfeited prior to the vesting date. During 2006, MMP increased its estimate of the number of payout units under this grant to approximately 236,000 because management believes MMP will achieve above-standard results compared to the established performance metrics. The value of these award grants on December 31, 2006 was $5.8 million, and the unrecognized compensation cost on that date was $4.1 million, which will be recognized over the next 24 months.

•

Approximately 35,000 are based on personal performance at the discretion of the MMP Compensation Committee. These units vest on December 31, 2008. The number of units that could ultimately vest under this component of the award ranges from zero to approximately 66,000 as adjusted for expected forfeitures and retirements. Because vesting criteria for these award grants are partially based on conditions other than service, performance or market conditions, we have accounted for these awards as liabilities; consequently, compensation expense recognized is based on the fair value of MMP limited partner units and the percentage of the service period completed at each period end. As of December 31, 2006, approximately 1,800 award grants had been forfeited and MMP expects an additional 300 will be forfeited prior to the vesting date. During 2006, MMP increased its estimate of the number of payout units under this grant to approximately 59,000 because management believes MMP’s Compensation Committee will approve above-standard discretionary payouts as they have historically done when above-standard financial results are achieved. The value of these award grants at December 31, 2006 was $2.3 million, and the unrecognized estimated compensation cost on that date was $1.6 million, which will be recognized over the next 24 months.

•

An additional 4,000 award grants have been issued with various vesting dates. MMP uses the equity method to account for most of these award grants. The value of these award grants on December 31, 2006 was $0.1 million, and the unrecognized estimated compensation cost on that date was $0.1 million, which will be recognized over the next 24 months.

MMP’s equity-based incentive compensation expense recognized in 2004, 2005 and 2006 is summarized as follows (in thousands):

	Years Ended December 31,
	2004	2005	2006
2003 awards	$2,232	$2,433	$(86)
October 2003 awards	199	7	(3)
January 2004 awards	500	102	(4)
2004 awards	2,809	3,835	4,359
2005 awards	—	3,134	4,096
2006 awards	—	—	2,458

Total	$5,740	$9,511	$10,820

In addition, long-term incentive awards have also been granted to the independent members of MMP’s general partner’s board of directors pursuant to MMP’s LTIP. Units granted and distributed to directors of MMP’s general partner were approximately 3,000, 5,000, and 4,000 and the related compensation expense recognized was approximately $0.1 million, $0.2 million and $0.2 million in 2004, 2005, and 2006, respectively.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

18.	Segment Disclosures

MMP’s reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different marketing strategies and business knowledge. Management evaluates performance based upon segment operating margin, which includes revenues from affiliates and external customers, operating expenses, product purchases and equity earnings. Transactions between our business segments are conducted and recorded on the same basis as transactions with third-party entities.

The non-GAAP measure of operating margin (in the aggregate and by segment) is presented in the following tables. The components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the tables below. Management believes that investors benefit from having access to the same financial measures management uses to evaluate performance. Operating margin is an important measure of the economic performance of MMP’s core operations. This measure forms the basis of MMP’s internal financial reporting and is used by management in deciding how to allocate capital resources between segments. Operating profit, alternatively, includes expense items, such as depreciation and amortization and G&A expenses, that management does not consider when evaluating the core profitability of an operation.

	Year Ended December 31, 2004
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
	(in thousands)
Transportation and terminals revenues	$315,699	$91,302	$13,922	$(1,151)	$419,772
Product sales revenues	264,950	10,819	—	—	275,769
Affiliate management fee revenue	488	—	—	—	488

Total revenues	581,137	102,121	13,922	(1,151)	696,029
Operating expenses	140,766	37,224	6,612	(4,180)	180,422
Product purchases	249,064	6,535	—	—	255,599
Equity earnings	(1,602)	—	—	—	(1,602)

Operating margin	192,909	58,362	7,310	3,029	261,610
Depreciation and amortization	37,251	16,138	778	3,029	57,196
G&A expenses	38,154	13,741	2,345	—	54,240

Segment profit	$117,504	$28,483	$4,187	$—	$150,174

Segment assets	$1,563,993	$451,201	$32,241		$2,047,435
Corporate assets					235,269

Total assets					$2,282,704

Goodwill	$—	$9,964	$—	$—	$9,964
Additions to long-lived assets	$547,868	$53,659	$521	$—	$602,048

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In October 2004, MMP acquired a pipeline system (see Note 7—Acquisitions) which significantly affected the amounts included in the revenue and expense categories above for the petroleum products pipeline system during the fourth quarter of 2004.

	Year Ended December 31, 2005
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
	(in thousands)
Transportation and terminals revenues	$383,054	$105,563	$15,849	$(3,142)	$501,324
Product sales revenues	625,725	11,444	—	(960)	636,209
Affiliate management fee revenue	667	—	—	—	667

Total revenues	1,009,446	117,007	15,849	(4,102)	1,138,200
Operating expenses	185,311	42,286	8,162	(6,039)	229,720
Product purchases	578,806	5,294	—	(1,469)	582,631
Equity earnings	(3,104)	—	—	—	(3,104)

Operating margin	248,433	69,427	7,687	3,406	328,953
Depreciation and amortization	48,569	18,624	1,056	3,406	71,655
G&A expenses	44,897	14,466	2,143	—	61,506

Segment profit	$154,967	$36,337	$4,488	$—	$195,792

Segment assets	$1,555,588	$560,896	$38,200		$2,154,684
Corporate assets					110,311

Total assets					$2,264,995

Goodwill	$—	$12,387	$—	$—	$12,387
Additions to long-lived assets	$29,701	$122,815	$564	$—	$153,080

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2006
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
	(in thousands)
Transportation and terminals revenues	$414,328	$131,917	$16,473	$(3,397)	$559,321
Product sales revenues	643,623	20,946	—	—	664,569
Affiliate management fee revenue	690	—	—	—	690

Total revenues	1,058,641	152,863	16,473	(3,397)	1,224,580
Operating expenses	187,182	49,225	13,919	(6,466)	243,860
Product purchases	593,634	12,221	—	(514)	605,341
Equity earnings	(3,324)	—	—	—	(3,324)

Operating margin	281,149	91,417	2,554	3,583	378,703
Depreciation and amortization	50,051	21,482	1,084	3,583	76,200
G&A expenses	47,881	19,368	2,254	—	69,503

Segment profit	$183,217	$50,567	$(784)	$—	$233,000

Segment assets	$1,599,519	$623,628	$30,499		$2,253,646
Corporate assets					62,862

Total assets					$2,316,508

Goodwill	$—	$11,902	$—	$—	$11,902
Additions to long-lived assets	$79,914	$80,143	$641	$—	$160,698

19.	Commitments and Contingencies

Environmental Liabilities. Liabilities recognized for estimated environmental costs were $57.3 million and $57.2 million at December 31, 2005 and December 31, 2006, respectively. Environmental liabilities have been classified as current or noncurrent based on scheduled payments for certain of MMP’s environmental liabilities and management’s estimates regarding the timing of actual payments for all other environmental liabilities. Management estimates that expenditures associated with these environmental remediation liabilities will be paid over the next ten years.

During the third quarter of 2006, MMP entered into an agreement with a contractor pursuant to which the contractor assumed the responsibility for the remediation of certain of MMP’s environmental sites in exchange for $14.0 million to be paid over the next 10 years. Further, the agreement required the contractor to purchase a cost cap insurance policy, under which MMP is an additional named insured party. The cost of this policy was $2.2 million, which MMP was required to pay. At the time MMP entered into this agreement, MMP adjusted its environmental liabilities associated with these sites to $11.9 million, which represented the discounted amount of the cash payments to be made to this contractor. That adjustment resulted in MMP recognizing expense of $2.9 million, which, when combined with the $2.2 million of expense recognized associated with the cost cap insurance policy, resulted in MMP recognizing $5.1 million of environmental expenses in the third quarter of 2006. MMP discounted this liability as the amount and timing of cash payments to be made are reliably determinable. The discount rate used was 7.0%. MMP incurred $0.4 million of expenditures associated with this agreement during 2006 and expects to pay $6.6 million in 2007, $1.9 million in 2008, $1.6 million in 2009, $1.0 million in 2010, $0.9 million in 2011 and $1.6 million thereafter. The liability estimates for all of MMP’s other environmental sites are provided on an undiscounted basis.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

MMP’s environmental liabilities include, among other items, accruals associated with the Environmental Protection Agency (“EPA”) Issue, Kansas City, Kansas Release and Independence, Kansas Release, which are discussed below.

EPA Issue. In July 2001, the EPA, pursuant to Section 308 of the Clean Water Act (the “Act”) served an information request to a former affiliate of MMP with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on Magellan Pipeline, which MMP subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. MMP responded to the March 2004 information request in a timely manner and has entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. This matter was included in the indemnification settlement discussion (see Indemnification Settlement discussion below). MMP has accrued an amount for this matter based on its best estimates that is less than $22.0 million. Most of the amounts MMP has accrued for this matter were included as part of the environmental indemnification settlement MMP reached with its former affiliate. Due to the uncertainties described above, it is reasonably possible that the amounts MMP has recorded for this environmental liability could change in the near term. Management is in ongoing negotiations with the EPA; however, it is unable to determine what MMP’s ultimate liability could be for this matter. Adjustments from amounts MMP currently has recorded to the final settlement amounts reached with the EPA could be material to our and MMP’s results of operations and cash flows.

Kansas City, Kansas Release. During the second quarter of 2005, MMP experienced a line break and release of approximately 2,900 barrels of product on its petroleum products pipeline near its Kansas City, Kansas terminal. As of December 31, 2006, MMP has estimated remediation costs associated with this release of approximately $2.8 million. Through December 31, 2006, MMP has spent $1.9 million on remediation associated with this release and, as of December 31, 2006, has recorded associated environmental liabilities of $0.9 million. MMP recognized a receivable of $1.2 million from its insurance carrier for this matter. The EPA has included this release with the 32 other releases discussed in EPA Issue above in negotiating any penalties or other injunctive relief that might be assessed.

Independence, Kansas Release. During the first quarter of 2006, MMP experienced a line break and release of approximately 3,200 barrels of product on its petroleum products pipeline near Independence, Kansas. As of December 31, 2006, MMP has estimated remediation costs associated with this release of approximately $5.0 million. Through December 31, 2006, MMP has spent $3.0 million on remediation associated with this release and, as of December 31, 2006, has recorded associated environmental liabilities of $2.0 million and a receivable of $3.5 million from its insurance carrier. The EPA has included this release with the 32 other releases discussed in EPA Issue above in negotiating any penalties or other injunctive relief that might be assessed.

Polychlorinated Biphenyls (“PCB”) Impacts. MMP has identified PCB impacts at one of its petroleum products terminals that it is in the process of delineating. It is possible that in the near term after MMP’s delineation process is complete the PCB contamination levels could require corrective actions. Management is unable to determine at this time what those corrective actions and associated costs might be. The costs of these corrective actions could be material to our and MMP’s results of operations and cash flows.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Blair, Nebraska and Kingman, Kansas Ammonia Releases. In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by MMP and operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third party operator was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for failing to timely report the releases and that the statutory maximum for those penalties could be as high as $4.2 million. MMP is evaluating whether or not it has an indemnity obligation to the third party operator for all or a portion of the CERCLA penalties. Additionally, the DOJ stated in its notice to MMP that it does not expect MMP or the third party operator to pay the penalties at the statutory maximum and that it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP is currently in discussions with the EPA and DOJ regarding these two releases; however, MMP does not believe that the ultimate resolution of this matter will have a material impact on its results of operations, financial position or cash flows.

Indemnification Settlement. Prior to May 2004, The Williams Companies, Inc. (“Williams”), the former owner of MMP’s general partner, had agreed to indemnify MMP against certain environmental losses, among other things, associated with assets that were contributed to MMP at the time of its initial public offering or which MMP subsequently acquired from Williams. In May 2004, MMP and Magellan GP, LLC entered into an agreement with Williams under which Williams agreed to pay MMP $117.5 million to release it from these indemnifications. Pursuant to this agreement, MMP received $35.0 million, $27.5 million and $20.0 million on July 1, 2004, 2005 and 2006, respectively, and expects to receive a final payment of $35.0 million on July 1, 2007. While the settlement agreement releases Williams from its environmental and certain indemnifications, other indemnifications remain in effect. These remaining indemnifications cover issues involving employee benefits matters, rights-of-way, easements and real property, including asset titles, and unlimited losses and damages related to tax liabilities.

In conjunction with this settlement:

•

We recorded $61.8 million as a receivable from Williams with an offsetting reduction of our June 2003 purchase price of MMP. The $61.8 million amount represented the difference between the discounted value of the future cash proceeds to be received as of June 2003 from Williams ($106.9 million) less the amount of previously recognized environmental receivables from Williams ($45.1 million); and

•

The difference between the undiscounted amounts to be received from Williams and the discounted value of those future cash payments is $10.6 million. We are recognizing this $10.6 million as interest income and an increase to our receivable with Williams over the period from May 25, 2003 to the final payment date of July 1, 2007.

Our receivable balance with Williams at December 31, 2005 and December 31, 2006 was $51.2 million and $33.9 million, respectively. We contribute to MMP all amounts received pursuant to the environmental indemnification settlement. As of December 31, 2005 and December 31, 2006, known liabilities that would have been covered by this indemnity agreement were $43.1 million and $45.7 million, respectively. Through December 31, 2006, MMP has spent $31.7 million of the $117.5 million indemnification settlement amount for indemnified matters, including $13.4 million of capital costs. The cash MMP has received from the indemnity settlement is not reserved and has been used by MMP for its various other cash needs, including expansion capital spending.

Prior to the indemnification settlement in May 2004, the environmental indemnification amounts received were netted against operating expense in our consolidated statements of income. During 2004, MMP received $41.4 million of environmental indemnification payments from Williams.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Indemnification Obligation. Concurrent with our acquisition of limited and general partner interests in MMP, we agreed to assume obligations for $21.9 million of MMP’s environmental liabilities. As of December 31, 2006, we have incurred $21.9 million of costs pursuant to this agreement and our obligations to MMP have been paid in full. At December 31, 2005, MMP had liabilities recorded associated with this indemnification of $5.5 million. Beginning with our initial public offering in February 2006, we had a reimbursement agreement under which MGG Midstream Holdings, L.P., reimbursed us for our obligations to indemnify MMP for these costs.

Environmental Receivables. MMP had recognized receivables from insurance carriers related to environmental matters of $2.1 million and $5.9 million at December 31, 2005 and December 31, 2006, respectively.

Unrecognized product gains. MMP’s operations generate product overages and shortages. When MMP experiences net product shortages, it recognizes expense for those losses in the periods in which they occur. When MMP experiences net product overages, it has product on hand for which it has no cost basis. Therefore, these net overages are not recognized in our or MMP’s financial statements until the associated barrels are either sold or used to offset product losses. The combined net unrecognized product overages for MMP’s operations had a market value of approximately $8.7 million as of December 31, 2006. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

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

20.    Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows (in thousands, except per unit amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Revenues	$258,615	$255,868	$314,225	$309,492
Operating margin	82,634	81,496	83,111	81,712
Total costs and expenses	208,368	208,198	266,082	262,864
Net income	7,413	4,475	(1,156)	816

2006
Revenues	$279,515	$311,788	$316,891	$316,386
Operating margin	93,520	103,099	76,880	105,204
Total costs and expenses	221,255	245,233	277,497	250,919
Net income	10,780	12,898	915	9,913
Basic and diluted net income per limited partner unit	0.08	0.21	0.01	0.22

Third-quarter and fourth-quarter 2005 revenues were impacted by high and increasing gasoline prices on MMP’s petroleum products blending and fractionation operations and the third-party supply agreement MMP assumed as part of the pipeline system acquisition in fourth-quarter 2004.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Third-quarter 2006 operating margin was negatively impacted by lower product margins as a result of rapidly declining petroleum product prices. First-quarter 2006 and fourth-quarter 2006 revenues were favorably impacted by $6.4 million and $30 million, respectively, associated with the revenues MMP recognized from its variable-rate terminalling agreement.

21.    Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosure for financial instruments:

Cash and cash equivalents and restricted cash. The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.

Accounts receivable—indemnification receivable. This asset represents amounts due from Williams related to MMP’s indemnification settlement agreement (see Note 19 – Commitments and Contingencies). Fair value was determined by discounting expected future cash receipts at our estimated lending rate to Williams.

Long-term receivable. Fair value was determined by discounting estimated future cash flows by the rates inherent in the long-term instruments plus/minus the change in the risk-free rate since inception of the instrument.

Environmental remediation agreement. This liability represents amounts MMP has agreed to pay to a third-party contractor to remediate certain of its environmental sites. Because this liability is recorded at a discounted value, its carrying amount value approximates fair value.

Debt. The fair value of our traded notes was based on the prices of those notes at December 31, 2005 and 2006. The fair value of MMP’s other fixed-rate debt was determined by discounting estimated future cash flows using its incremental borrowing rate. The carrying amount of floating-rate borrowings at December 31, 2006 approximates fair value due to the variable rates of those instruments.

Interest rate swaps. Fair value was determined based on forward market prices and approximates the net gains and losses that would have been realized if the contracts had been settled at year-end.

Other deferred liabilities- consent decree agreement. This liability represents consent decree spending amounts MMP assumed as part of the acquisition of pipeline assets in October 2004 (See Note 6 – Acquisitions). Fair value was determined by discounting estimated cash flows at MMP’s incremental borrowing rate.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table reflects the carrying amounts and fair values of our financial instruments as of December 31, 2005 and 2006 (in thousands):

	December 31, 2005		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$36,563	$36,563	$6,977	$6,977
Restricted cash	5,537	5,537	5,283	5,283
Accounts receivable—indemnification receivable.	31,846	31,842	33,915	33,718
Long-term receivables	7,670	6,711	7,239	6,525
Environmental remediation agreement	—	—	11,880	11,880
Debt	803,722	815,400	794,222	779,885
Interest rate swaps	(2,183)	(2,183)	(2,935)	(2,935)
Other deferred liabilities – consent decree agreement	5,608	4,799	2,587	1,746

22.	Distributions

Distributions paid by MMP during 2004, 2005 and 2006 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Common Units	Subordinated Units	General Partner(a)	Total Cash Distribution
02/13/04	$0.41500	$18,020	$4,714	$3,066	$25,800
05/14/04	0.42500	19,661	3,621	3,613	26,895
08/13/04	0.43500	20,994	3,706	4,313	29,013
11/12/04	0.44500	25,739	3,791	5,705	35,235

Total	$1.72000	$84,414	$15,832	$16,697	$116,943

02/14/05	$0.45625	$26,390	$3,887	$5,201	$35,478
05/13/05	0.48000	29,127	2,726	6,778	38,631
08/12/05	0.49750	30,189	2,825	7,939	40,953
11/14/05	0.53125	32,236	3,018	10,178	45,432

Total	$1.96500	$117,942	$12,456	$30,096	$160,494

02/14/06	$0.55250	$33,526	$3,138	$12,839	$49,503
05/15/06	0.56500	37,494	—	13,668	51,162
08/14/06	0.57750	38,323	—	14,498	52,821
11/14/06	0.59000	39,153	—	15,327	54,480

Total	$2.28500	$148,496	$3,138	$56,332	$207,966

(a)	Includes amounts paid to Magellan GP, LLC for its incentive distribution rights.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Distributions paid by MMP to us and Magellan GP, LLC were as follows (in thousands except per unit amounts):

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Common Units	Subordinated Units	General Partner(a)	Total Cash Distribution
02/13/04	$0.41500	$3,267	$4,714	$3,066	$11,047
05/14/04	0.42500	4,552	3,621	3,613	11,786
08/13/04	0.43500	2,615	3,706	4,313	10,634
11/12/04	0.44500	2,435	3,791	5,705	11,931

Total	$1.72000	$12,869	$15,832	$16,697	$45,398

02/14/05	$0.45625	$—	$3,887	$5,201	$9,088
05/13/05	0.48000	1,147	—	6,778	7,925
08/12/05	0.49750	—	—	7,939	7,939
11/14/05	0.53125	—	—	10,178	10,178

Total	$1.96500	$1,147	$3,887	$30,096	$35,130

02/14/06	$0.55250	$—	$—	$12,839	$12,839
05/15/06	0.56500	—	—	13,668	13,668
08/14/06	0.57750	—	—	14,497	14,497
11/14/06	0.59000	—	—	15,327	15,327

Total	$2.28500	$—	$—	$56,331	$56,331

(a)	Includes amounts paid to Magellan GP, LLC for its incentive distribution rights.

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

On February 14, 2007, MMP paid cash distributions of $0.6025 per unit on its outstanding common units to unitholders of record at the close of business on February 5, 2007. Because MMP issued 185,673 limited partner units in January 2007 and Magellan GP, LLC did not make an equity contribution to MMP, Magellan GP, LLC’s ownership interest in MMP changed from 2.000% to 1.995%. However, Magellan GP, LLC still owns all of MMP’s incentive distribution rights. The total distributions paid on February 14, 2007 by MMP were $56.3 million, of which $1.1 million was paid to Magellan GP, LLC on its 1.995% general partner interest and $15.1 million on its incentive distribution rights.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Distributions we made to our affiliate owners prior to our becoming a public company are as follows (in thousands):

Date Distribution Paid	Amount
2004
January	$16,158
March	3,000
May	66,000
June	8,000
August	10,000
December	147,842

Total	$251,000

2005
January	$125,795
February	13,000
April	81,500
May	32,000
June	162,000
November	7,000
December	34,621

Total	$455,916

2006
January	$74
February	522,194

Total	$522,268

Distributions we made subsequent to our becoming a public company are as follows (in thousands, except per unit amounts):

Payment Date	Distribution Amount	Common Units	General Partner	Total Cash Distribution
05/15/06(a)	$0.20800	$13,031	$1	$13,032
08/14/06	0.22000	13,782	1	13,783
11/14/06	0.23300	14,597	1	14,598

Total	$0.66100	$41,410	$3	$41,413

(a)	MGG GP declared a cash distribution of $0.208 associated with the first quarter of 2006. The distribution paid to our public unitholders for that quarter was prorated for the 45-days that we were a public entity, or $0.104 per unit.

On February 14, 2007, we paid cash distributions of $0.246 per unit to unitholders of record at the close of business on February 5, 2007. Total distributions paid were $15.4 million.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Total distributions paid to outside and affiliate owners by us and MMP are determined as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006
Cash distributions paid by MMP	$116,943	$160,494	$207,966
Less:
Distributions paid by MMP to its general partner	(16,697)	(30,096)	(56,331)
Distributions paid by MMP to us on limited partner units	(28,701)	(5,034)	—

Distributions paid by MMP to outside owners	71,545	125,364	151,635
Distributions we paid to our affiliate owners before we became a public company	251,000	455,916	522,268
Distributions we paid after becoming a public company	—	—	41,413

Total distributions paid to outside and affiliate owners	$322,545	$581,280	$715,316

23.	Partners’ Capital (Deficit)

MMP Capital. The following table details the changes in the number of MMP units outstanding and their ownership by affiliates and the public from January 1, 2004 through December 31, 2006. See Note 4—Debt Transactions, Sales of MMP Units and MMP Debt and Equity Transactions for further details.

	Common		Subordinated
	Public	Affiliates	Public	Affiliates	Total
Units outstanding on January 1, 2004	34,200,000	9,221,236	—	11,359,388	54,780,624
01/04—Sale of units by us	1,350,000	(1,350,000)	—	—	—
02/04—Conversion of subordinated units to common units	—	2,839,846	—	(2,839,846)	—
05/04—MMP equity offering	6,000,000	(4,000,000)	—	—	2,000,000
06/04—Sale of units by us	700,000	(700,000)	—	—	—
08/04—MMP equity offering	4,140,000	(540,000)	—	—	3,600,000
10/04—MMP equity offering	5,200,000	—	—	—	5,200,000
11/04—MMP equity offering	780,000	—	—	—	780,000

Units outstanding on December 31, 2004	52,370,000	5,471,082	—	8,519,542	66,360,624
01/05—Sale of units by us	5,471,082	(5,471,082)	—	—	—
02/05—Conversion of subordinated units to common units	—	2,839,846	—	(2,839,846)	—
02/05—Sale of units by us	450,288	(450,288)	—	—	—
04/05—Sale of units by us	—	—	5,679,696	(5,679,696)	—
05/05—Sale of units by us	2,100,000	(2,100,000)	—	—	—
06/05—Sale of units by us	289,558	(289,558)	—	—	—

Units outstanding on December 31, 2005	60,680,928	—	5,679,696	—	66,360,624
01/06—Conversion of subordinated units to common units(a)	5,679,696	—	(5,679,696)	—	—

Units outstanding on December 31, 2006	66,360,624	—	—	—	66,360,624

(a)	MMP’s subordination period ended on December 31, 2005, when it met the final financial tests provided for in its partnership agreement. As a result, on January 31, 2006, one day following the distribution record date, the 5,679,696 outstanding subordinated units representing limited partner interests in MMP converted to common units.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

MMP’s limited partner units outstanding at December 31, 2006 were all held by the public. Our ownership interest in MMP at December 31, 2006 was limited to our 2% general partner interest and incentive distribution rights, which we derive through our 100% ownership interest in Magellan GP, LLC.

MMP’s subordination period ended on December 31, 2005, when it met the final financial tests provided for in its partnership agreement. As a result there are no longer restrictions on Magellan GP, LLC’s ability to issue MMP limited partner units.

For purposes of determine capital balances, we and MMP allocate net income to our general partner and limited partners based on their contractually-determined cash distributions declared and paid following the close of each quarter. Our and MMP’s general partners are also directly charged with specific costs they have individually assumed and for which the limited partners are not responsible.

Until January 26, 2007, cash distributions paid by MMP to its general partner and limited partners were made based on the following table:

	Distributions to MMP’s Limited Partners as a Percentage of Total Distributions	Distributions to Us as a Percentage of Total Distributions
MMP Quarterly Distribution Per Unit		General Partner Interest	Incentive Distribution Rights
up to $0.288750	98%	2%	0%
above $0.288750 up to $0.328125	85%	2%	13%
above $0.328125 up to $0.393750	75%	2%	23%
above $0.393750	50%	2%	48%

See Note 24—Subsequent Events for a discussion of the changes in the percentage of distributions to the limited and general partner interests that occurred after December 31, 2006.

In the event of liquidation, all property and cash in excess of that required to discharge all liabilities will be distributed to the partners in proportion to the positive balances in their respective capital accounts. The limited partners’ liability is generally limited to their investment.

Magellan Midstream Holdings, L.P. Capital. Our initial partners’ capital of $333.8 million at our formation in April 2003 consisted of $319.7 million of limited partner preferred interests, $13.3 million of Class A limited partner common interests and $0.8 million of limited partner Class B common interests. Madison Dearborn Capital Partners IV, L.P. (Madison Dearborn) and CRF, together with their affiliates, were each issued 50% of both the preferred and Class A common interests in return for their equity contribution. The Class B common interests were issued to certain officers and directors of MMP’s general partner in return for their equity contribution. The preferred interests were redeemed in December 2004. On December 21, 2005, all of our Class A and Class B units were contributed to MGG Midstream Holdings, L.P., which owns our general partner and which is principally owned by Madison Dearborn and CRF. The Class B common units held by MGG Midstream Holdings, L.P. constituted approximately 5.8% of their total ownership of our general partner at December 31, 2006.

In February 2006, we completed an initial public offering of our limited partner units (see Note 2—Initial Public Offering). In that transaction, we issued and sold 22.0 million limited partner units to the public, which represented 35% of our limited partner units. The other 40.6 million units are owned by MGG Midstream Holdings, L.P. As of December 31, 2006, these 62.6 million units were outstanding.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The limited partners holding our common units have the following rights, among others:

•	right to receive distributions of our available cash within 50 days after the end of each quarter;

•	right to remove Magellan Midstream Holdings GP, LLC as our general partner upon a 66.7% majority vote of outstanding unitholders;

•	right to transfer limited partner unit ownership to substitute limited partners;

•

right to receive an annual report, containing audited financial statements and a report on those financial statements by our independent public accountants within 120 days after the close of the fiscal year end;

•	right to receive information reasonably required for tax reporting purposes within 90 days after the close of the calendar year;

•	right to vote according to the limited partners’ percentage interest in us on any meeting that may be called by our general partner; and

•	right to inspect our books and records at the unitholders’ own expense.

MGG GP’s general partner ownership interest in us is 0.0141%. Therefore, the quarterly distributions declared by our general partner’s board of directors and paid to the limited unitholders represent 99.9859% of total distributions paid, with the remaining 0.0141% paid to our general partner.

Following the termination of MMP’s subordination period, we reclassified $277.4 million from minority interests of subsidiary to partners’ capital. This reclassification recognized the gain on sale of MMP’s limited partner units in 2004 and 2005.

In the event of liquidation, all property and cash in excess of that required to discharge all liabilities will be distributed to the partners in proportion to the positive balances in their respective capital accounts. The limited partners’ liability is generally limited to their investment.

24. Subsequent Events

On January 26, 2007, MMP issued 185,673 of MMP limited partner units primarily to settle the 2004 unit award grants to certain employees. Magellan GP, LLC did not make an equity contribution to MMP associated with this equity issuance and as a result its general partner ownership interest in MMP changed from 2.000% to 1.995%. Magellan GP, LLC’s incentive distribution rights were not affected by this transaction. As a result, cash distributions paid by MMP after January 26, 2007 will be made based on the following table:

	Percentage of Distributions
	Limited Partners	Magellan GP, LLC
Quarterly Distribution Amount per Unit		General Partner Interest	Incentive Distribution Rights
Up to $0.289	98.005%	1.995%	0.000%
Above $0.289 up to $0.328	85.005%	1.995%	13.000%
Above $0.328 up to $0.394	75.005%	1.995%	23.000%
Above $0.394	50.005%	1.995%	48.000%

On January 29, 2007, the compensation committee of MMP’s general partner approved approximately 148,000 unit award grants pursuant to MMP’s long-term incentive plan. These award grants have a three-year vesting period which will end on December 31, 2009; however, the grants are broken into three specific tranches. Payouts under the first tranche, which consists of 33% of award grants, will be based on performance metrics set for the 2007 fiscal year. Payouts under the second and third tranches, which comprise 33% of 34%, respectively, of the award grants, will be based on performance metrics that will be established in the first quarter of each respective year.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

CRF is part of an investment group that has agreed to purchase Kinder Morgan, Inc. To alleviate competitive concerns the Federal Trade Commission (“FTC”) raised regarding the transaction, CRF agreed with the FTC to remove their representatives from our general partner’s board of directors and Magellan GP, LLC’s board of directors. This agreement was announced on January 25, 2007. One of CRF’s representatives, Jim H. Derryberry, had previously resigned from our general partner’s and Magellan GP, LLC’s boards of directors effective October 24, 2006 and its other representative, N. John Lancaster, Jr., resigned from both boards effective January 30, 2007. On January 26, 2007, our board of directors and on January 29, 2007, Magellan GP, LLC’s board of directors elected Thomas T. Macejko, Jr., a Vice President of Madison Dearborn Partners, LLC to fill one of the vacancies created by these resignations. The other vacancy on both boards has not yet been filled.

On February 14, 2007, MMP paid cash distributions of $0.6025 per unit on its outstanding limited partner units to unitholders of record at the close of business on February 5, 2007. The total distributions paid were $56.3 million, of which $1.1 million was paid to Magellan GP, LLC on its 1.995% general partner interest and $15.1 million on its incentive distribution rights. Also, on February 14, 2007, we paid cash distributions of $0.246 per unit to unitholders of record at the close of business on February 5, 2007. Total distributions paid were $15.4 million.

ITEM 9.	Changes in and Disagreement With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) of the Securities Exchange Act) was performed as of the end of the period covered by the date of this report. This evaluation was performed under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and practices are effective in providing reasonable assurance that all required disclosures are included in the current report. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) of the Securities and Exchange Act) during the quarter ending December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our general partner’s Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls over financial reporting (internal controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that simple error or mistakes can occur. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our disclosure controls and internal controls and make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as systems change and conditions warrant.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

We are a limited partnership and do not have a board of directors or employees. We are managed and operated by the officers of, and are subject to the oversight of the board of directors of, our general partner as is commonly the case with publicly traded limited partnerships. The total number of directors on our general partner’s board of directors is currently set at eight with one vacancy.

Directors of Our General Partner

Walter R. Arnheim, 62, has served as an independent director of our general partner since February 15, 2006. From January 2000 until July 2002, he was the Executive Director of the Washington Opera. Mr. Arnheim was employed by Mobil Corporation for 34 years and retired as its Treasurer in January 2000. He currently serves on the Board of Opera Lafayette.

Robert G. Croyle, 64, has served as an independent director of our general partner since December 19, 2006. He served as Vice Chairman of the Board and Chief Administrative Officer of Rowan Companies, Inc., which is a major international offshore and land drilling contractor, from August 2002 until December 2006 and as the Executive Vice President from 1993 to 2002. Mr. Croyle is a director of Rowan Companies, Inc. and of Boots & Coots International Well Control, Inc.

Patrick C. Eilers, 40, has served as a director of our general partner since April 17, 2003. He has also served as a director of the general partner of MMP since June 17, 2003. In addition, since December 21, 2005, Mr. Eilers has served as a director of MGG Midstream Holdings GP, LLC (“MGG GP”), the general partner of MGG Midstream Holdings, L.P., an affiliate that owns our general partner. Mr. Eilers is a Director of Madison Dearborn Partners, LLC overseeing the firm’s energy, power and chemicals practice. Prior to joining Madison Dearborn Partners, LLC in 1999, he served as a Director with Jordan Industries, Inc. from 1995 to 1997 and as an Associate with IAI Venture Capital, Inc. from 1990 to 1994 while playing professional football with the Chicago Bears, the Washington Redskins and the Minnesota Vikings from 1990 to 1995.

James C. Kempner, 67, has served as an independent director of our general partner since March 16, 2006. He served as the President and Chief Executive Officer (“CEO”) of Imperial Sugar Company from October 1993 to October 2001 and as Executive Vice President and Chief Financial Officer (“CFO”) from April 1988 to September 2003. Prior to joining Imperial, he served for more than 10 years in several executive positions with Pogo Producing Company, including Treasurer and CFO. His career also includes nine years of investment banking experience with Lehman Brothers in the oil services industry.

Thomas T. Macejko, Jr., 32, has served as a director of our general partner since January 26, 2007. He has also served as a director of the general partner of MMP since January 29, 2007. Mr. Macejko is a Vice President of Madison Dearborn Partners, LLC. Prior to joining Madison Dearborn partners, LLC as a Vice President in 2004, Mr. Macejko attended Northwestern University J.L. Kellogg Graduate School of Management. From 1998 through 2002, he was an analyst with Madison Dearborn Partners, LLC and Deutsche Banc Alex. Brown.

Thomas S. Souleles, 38, has served as a director of our general partner since December 13, 2004. He has also served as a director of the general partner of MMP since December 13, 2004. In addition, Mr. Souleles has served as a director of MGG GP since December 21, 2005. Mr. Souleles has been employed by Madison Dearborn Partners, LLC since 1995 where he serves as a Managing Director, jointly leading the firm’s basic industries practice. He is also a director of Great Lakes Dredge & Dock Corporation and Packaging Corporation of America.

Don R. Wellendorf, 54, is currently Chairman of the Board and has served as a director of our general partner since December 21, 2005 and the President and CEO since June 17, 2003. He also serves as Chairman of the Board, President and CEO of the general partner of MMP and has served in such capacities since November 15, 2002. In addition, Mr. Wellendorf is the President and CEO of MGG GP. He served as President and CEO of MMP’s former general partner from May 13, 2002 until November 15, 2002, and served as a director of MMP’s former general partner from February 9, 2001 until November 15, 2002. He served as Treasurer and CFO of MMP’s former general partner from January 7, 2001 to July 24, 2002 and as Senior Vice President of MMP’s former general partner from January 7, 2001 until May 13, 2002. From 1998 to March 2003, he served as a Vice President of a subsidiary of The Williams Companies, Inc. (“Williams”). Prior to Williams’ merger with MAPCO Inc. (“MAPCO”), Mr. Wellendorf served in various management positions since joining MAPCO in 1979.

Executive Officers of Our General Partner

Don R. Wellendorf, 54, is currently Chairman of the Board and has served as a director of our general partner since December 21, 2005 and President and CEO since June 17, 2003. He also serves as Chairman of the Board, President and CEO of the general partner of MMP and has served in such capacities since November 15, 2002. In addition, Mr. Wellendorf is the President and CEO of MGG GP. He served as President and CEO of MMP’s former general partner from May 13, 2002 until November 15, 2002, and served as a director of MMP’s former general partner from February 9, 2001 until November 15, 2002. He served as Treasurer and CFO of MMP’s former general partner from January 7, 2001 to July 24, 2002 and as Senior Vice President of MMP’s former general partner from January 7, 2001 until May 13, 2002. From 1998 to March 2003, he served as a Vice President of a subsidiary of Williams. Prior to Williams’ merger with MAPCO Inc., Mr. Wellendorf served in various management positions since joining MAPCO in 1979.

John D. Chandler, 37, has served as Vice President, CFO and Treasurer of our general partner since June 17, 2003. He has also served as Vice President since June 17, 2003 and CFO and Treasurer since November 15, 2002 of the general partner of MMP. In addition, Mr. Chandler is a Vice President, the CFO and Treasurer of MGG GP. He served in the same capacities for MMP’s former general partner from July 24, 2002 until November 15, 2002. He was Director of Financial Planning and Analysis for a subsidiary of Williams from September 2000 to July 2002. He also served as Director of Strategic Development for a subsidiary of Williams from 1999 to 2000 and served as Manager of Strategic Analysis from 1998 to 1999. Prior to Williams’ merger with MAPCO Inc. he held various accounting and finance positions with MAPCO from 1992 to 1998.

Lonny E. Townsend, 50, has served as Vice President and General Counsel of our general partner since June 17, 2003 and as Compliance and Ethics Officer and Secretary since December 21, 2005. He has also served as Vice President, General Counsel and Assistant Secretary since June 17, 2003 and Compliance and Ethics Officer since October 20, 2004 of the general partner of MMP. In addition, Mr. Townsend is a Vice President, the General Counsel and Secretary of MGG GP. He was Assistant General Counsel for Williams from February 2001 to June 17, 2003. He also served in various other legal positions with Williams since joining Williams in 1991.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of our general partner and persons who beneficially own more than 10% of our limited partner units to file ownership and changes in ownership reports with the SEC and the NYSE. The SEC regulations also require that a copy of all these Section 16(a) forms filed must be furnished to us by the directors and executive officers of our general partner and persons beneficially owning more than 10% of our limited partner units. Based on a review of the copies of these forms and amendments thereto with respect to 2006, we are not aware of any late filings.

Code of Ethics and Business Conduct

We have a code of ethics that applies to our general partner’s principal executive officer, Don R. Wellendorf, and principal financial and accounting officer, John D. Chandler, and a code of business conduct that applies to all executive officers and directors of our general partner and employees providing services to us. You may view each of these codes on our website at www.mgglp.com or you may request a free copy of these codes by contacting our Director of Investor Relations at One Williams Center, MD 28-1, Tulsa, Oklahoma 74172.

Audit Committee

The members of the audit committee are Walter R. Arnheim, Robert G. Croyle and James C. Kempner. Our general partner’s board of directors has determined that each of these directors meets the independence and financial literacy requirements of the New York Stock Exchange (“NYSE”). Mr. Arnheim is the chairman of the audit committee. Our general partner’s board of directors has determined that Mr. Arnheim is an audit committee financial expert.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

Overview. Our named executive officers (“NEOs”) are also NEOs of the general partner of Magellan Midstream Partners, L.P. (“MMP”), whose general partner we own. Our general partner only has three officers, which are also our NEOs. Our NEOs spend the majority of their time managing MMP, and MMP is responsible for the majority of their compensation. Therefore, our general partner’s board of directors has delegated responsibility for decisions related to our NEOs’ compensation to the compensation committee of MMP’s general partner’s board of directors (the “MMP Compensation Committee”). Based on the estimated time each of our NEOs spent managing our affairs, our general partner’s board of directors agreed the percentages set forth below of each NEO’s base salary, annual non-equity incentive program payout and benefits would be allocated between us and MMP. Our general partner’s board of directors will review these allocations periodically to determine whether they are appropriate:

NEO	MMP Allocation	Our Allocation
Don R. Wellendorf, CEO	85%	15%
John D. Chandler, CFO	85%	15%
Lonny E. Townsend	85%	15%

This Compensation Discussion and Analysis discusses MMP’s compensation program as it relates to our NEOs. MMP’s compensation programs are administered by the MMP Compensation Committee and consist of the following four components: (i) base salary; (ii) long-term equity incentive plan (the “LTIP”); (iii) annual non-equity incentive program (the “AIP”); and (iv) benefits. MMP’s LTIP is a part of MMP’s compensation program only and no part of it is intended to compensate our NEOs for their service to us. Therefore, no cost associated with MMP’s LTIP is allocated to us and no units awarded or payouts to our NEOs pursuant to MMP’s LTIP will be discussed in this Compensation Discussion and Analysis.

The objective of MMP’s compensation program is to compensate executive officers in a manner that: (i) links compensation to the achievement of MMP’s business and strategic goals; (ii) aligns their interests with those of MMP’s unitholders; (iii) recognizes individual contributions; and (iv) attracts, motivates and retains highly-talented executives. Because our only assets are our ownership of MMP’s general partner and all of the incentive distribution rights in MMP, our financial success is dependent on MMP’s financial success. We succeed as MMP achieves its business and strategic goals. We also have the same interest as MMP in recognizing the individual contributions of our NEOs and in attracting, motivating and retaining highly-talented executives. Therefore, our general partner’s board of directors agrees with the objectives of MMP’s compensation program and agrees that it meets our objectives for compensating our NEOs.

The MMP Compensation Committee engaged the independent executive compensation consulting firm of Compass Consulting and Benefits to assist with the annual evaluation of executive compensation by assisting in:

(i) the determination of the appropriate level of compensation for each NEO: (ii) the evaluation and selection of AIP metrics for 2006 and 2007; and (iii) the development of the appropriate level of compensation for achieving the established benchmarks for each performance metric in AIP.

Market Analysis. The MMP Compensation Committee, in consultation with Compass Consulting and Benefits, utilized third party surveys published by Mercer and Towers Perrin and an industry specific survey by Effective Compensation, Inc. to evaluate MMP’s NEOs’ compensation. Additionally, peer data of other master limited partnerships (“MLPs”) was obtained and utilized in developing the benchmark. The benchmark ultimately selected as the best possible representation of market was the MLP Market Benchmark, as described below.

MLP Market Benchmark. Compass Consulting and Benefits developed a MLP Market Benchmark defined as 110% of the median compensation of 11 MLPs. These MLPs were chosen because they had a market capitalization of $1 billion to $10 billion, they were in businesses similar to MMP’s and/or they were companies with which MMP competes for employees. The MLP Market Benchmark was set at 110% of the median compensation of the peer MLPs because more than half of the MLPs’ compensation structures were not complete given their dependence on parent organizations for services and management as opposed to MMP’s stand-alone organization.

The MLP Market Benchmark was comprised of the following MLPs: Alliance Resource Partners, L.P., AmeriGas Partners, L.P., Enbridge Energy Partners, L.P., Energy Transfer Partners, L.P., Enterprise Products Partners L.P., Ferrellgas Partners, L.P., ONEOK Partners, L.P., Plains All American Pipeline, L.P., Sunoco Logistics Partners L.P., TEPPCO Partners, L.P. and Valero L.P.

Internal Analysis. In addition to the MLP Market Benchmark, the MMP Compensation Committee reviewed internal tally sheets to evaluate the appropriate amount of NEO’s compensation. Internal pay equity percentages of MMP’s CEO total compensation were also evaluated and determined to be appropriate by the MMP Compensation Committee.

Base Salary. Base salaries for each NEO is derived from MLP Market Benchmark data with respect to base salaries for each position and is set at amounts that are deemed competitive in the various labor markets where MMP competes for executive talent.

In evaluating 2006 base salary for our NEOs, the MMP Compensation Committee determined that the base salaries of the NEOs were significantly lower than the MLP Market Benchmark, which was consistent with prior year’s evaluations. As a result, increases were awarded in 2006 to bring our NEOs’ base salaries closer to the MLP Market Benchmark. MMP’s Compensation Committee intends to increase our NEOs’ base salaries up to the MLP Market Benchmark over time.

Long-Term Equity Incentive Compensation. MMP’s LTIP is a part of MMP’s compensation program only and no part of it is intended to compensate our NEOs for their service to us. Therefore, no cost associated with MMP’s LTIP is allocated to us and no units awarded or payouts to our NEOs pursuant to MMP’s LTIP will be discussed in this Compensation Discussion and Analysis.

Annual Non-Equity Incentive Program. The objective of MMP’s AIP is to provide a flexible pay-for-performance reward system that is paid out in cash and linked to annual financial and operational performance. The MMP Compensation Committee establishes a funding metric to ensure that certain levels of profitability are met before any AIP payments are made. Regardless of whether the funding metric is met, funding of the AIP is at the discretion of the MMP Compensation Committee. The MMP Compensation Committee also sets performance metrics that are used to measure results such as profitability, safety, and other results. Each performance metric used for the AIP has an established threshold amount below which no payout would be made. This reflects the view of the MMP Compensation Committee that it is inappropriate to pay annual non-equity incentive compensation for results that do not meet minimum performance expectations.

2006 MMP AIP. The MMP Compensation Committee utilized the MLP Market Benchmark to establish the appropriate AIP target levels for each NEO. In evaluating the 2006 AIP target levels it was determined that the target for our CEO was significantly below the MLP Market Benchmark, which was consistent with prior year’s evaluations. Therefore, the MMP Compensation Committee set the CEO’s 2006 AIP target at approximately 85% of the MLP Market Benchmark with the goal of achieving the MLP Market Benchmark over time. Our CFO and our other NEO 2006 MMP AIP targets were already near the MLP Market Benchmark with respect to non-equity incentives; therefore, no adjustments to their targets were made. The table below reflects the 2006 AIP target for each of our NEOs expressed as a percentage of their total annual salary.

NEO	2006 MMP AIP Target
Don R. Wellendorf, CEO	60%
John D. Chandler, CFO	45%
Lonny E. Townsend	45%

The funding and performance metrics of the AIP are the same for all participants, including our NEOs. The performance metrics selected for 2006 included components that could be influenced by most employees within MMP’s organization, thereby creating a clear line-of-sight for employees between performance and compensation. Each performance metric was weighted by the MMP Compensation Committee to reflect the metric’s importance with respect to MMP’s major business objectives for the year. Threshold, target and stretch performance levels were set for each performance metric. After the funding metric is met, payout amounts begin when performance exceeds threshold level. Target payout occurs when results equal expected performance. Stretch payout occurs when results exceed defined performance expectations by a specified amount. The threshold, target and stretch performance levels established by the MMP Compensation Committee are designed to motivate individual performance and are not necessarily the same as MMP’s annual business plan objectives.

Payout percentages are determined for each performance metric based on actual results attained for each metric multiplied by the weight assigned to the metric. When actual results are at or below threshold, the payout percentage is at 0% for that metric. When actual results are at target (expected performance), the payout percentage is 100% and when results are at stretch, the payout percentage is 200%. The payout percentage for results between threshold and stretch are interpolated. The payout percentage is then multiplied by the weight of the metric to determine a calculated payout percentage.

The funding metric for the 2006 AIP was MMP EBITDA less maintenance capital. The target established for this metric was $249.0 million and MMP’s actual results for 2006 were $316.0 million. For more information, please see the reconciliation of MMP’s EBITDA less maintenance capital to MMP’s 2006 actual results in the section below entitled “Narrative Disclosure to Summary Compensation Table.” Since MMP’s actual results exceeded the funding metric, the MMP Compensation Committee exercised its discretion to fund the AIP for all performance metrics for 2006.

The performance metrics used for the 2006 AIP were as follows:

MMP Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) less Maintenance Capital – 50% Weight—This metric focuses attention on the ultimate means by which MMP’s operations provide a return to its partners, specifically, generating distributable cash flow. The attainment of target for this particular metric ensures that MMP has generated sufficient cash flow to maintain or possibly increase the distributions it pays to MMP unitholders.

MMP Total Cost and Capital – 15% Weight—This metric focuses attention on significant controllable expenses.

MMP Revenues – 10% Weight—This metric focuses attention on specific revenue categories and reflects the importance of creating new business opportunities and finding ways to enhance MMP’s returns on existing businesses.

MMP Environmental – 15% Weight—High Consequence Releases – This metric measures the number of high consequence product releases from MMP’s terminal or pipeline systems and focuses attention on the environmental aspects of MMP’s business as well as cost control since these releases generally result in significant expense.

MMP Safety – 10% Weight—Occupation Safety and Health Act (“OSHA”) Recordable Incident Rate (“IR”) – This metric focuses attention on the health and safety of employees providing services to MMP. Payout under this metric will be zero if a fatality occurs related to activities under the control of MMP.

All payouts under the MMP AIP are eligible for consideration under the terms of the Magellan Pension Plan and the Magellan 401(k) Plan, subject to Internal Revenue Service (“IRS”) limitations.

Changes to the MMP AIP for 2007. The performance metrics that will be used for the 2007 AIP were revised and adopted at the January 2007 MMP Compensation Committee meeting. The MMP Compensation Committee adopted a single financial performance metric – MMP EBITDA less Maintenance Capital. This change from the 2006 AIP was made to simplify the program and concentrate focus on what the MMP Compensation Committee believes is the most important financial measure. The MMP Compensation Committee also modified the MMP Environmental performance metric by establishing a zero payout in the event of a fatality directly related to a release on any assets MMP operates or any high consequence release that results in MMP incurring clean-up and third-party damage expenses in excess of $2.5 million. The MMP Compensation Committee added this feature to focus awareness and diligence on environmental stewardship. In summary, the performance metrics that will be used for the 2007 AIP are as follows:

•	MMP EBITDA less Maintenance Capital – 75% Weight

•

MMP Environmental – High Consequence Releases – 15% Weight—Environmental metric payout will be zero if a fatality occurs as a direct result of a release on any asset MMP operates or any high consequence release that exceeds or is expected to exceed $2.5 million in clean-up and third-party damage expenses.

•	MMP Safety – OSHA IR – 10% Weight—Safety metric payout will be zero if a fatality occurs under MMP’s control.

Benefits The employee benefits available to eligible participants, including our NEOs, are designed to be competitive within the energy industry and are comprised of a pension plan, 401(k) plan and health and welfare plan. Our NEOs who elect to participate in the Magellan Health and Welfare Plan are required to participate on an after-tax basis instead of on a pre-tax basis like other participants. Our NEOs do not participate in a supplemental employment retirement benefit of any kind.

Termination or Change-in-Control Provisions None of our NEOs has an employment contract or agreement, whether written or unwritten, that provides for payments at, following or in connection with, any termination of employment or a change-in-control in our or MMP’s general partner other than the same severance plan and other provisions that apply to all other employees. Payments to our NEOs associated with a position elimination or a change-in-control of MMP’s general partner, of which 15% would be allocated to and paid by us, are provided for under the Magellan Severance Plan. The Magellan Severance Plan provides severance benefits to eligible participants, including our NEOs, based upon years of service for the following termination events:

•

Position Elimination—Benefits payable are two weeks of base salary pay for every complete year of service with a minimum of six weeks of base salary and a maximum of fifty-two weeks of base salary; and

•

Change-in-Control—As defined in the plan, to receive severance pay benefits due to a change-in-control, a participant must be terminated voluntarily for good reason or involuntarily for other than performance reasons within two years following a change-in-control. Benefits payable are two weeks of base salary pay for every year of service with a minimum of twelve weeks of base salary and a maximum of fifty-two weeks of base salary.

We provide these benefits because we believe they are consistent with the benefits provided by other MLP’s with which we compete. Additional information and details regarding potential payments to our NEOs can be found in the section below entitled “Potential Payments Upon Termination or Change-In-Control.”

Distributions on NEOs’ Personal Investments in MGG Midstream Holdings, L.P. MGG Midstream Holdings, L.P. is the sole owner of our general partner, which in turn is the sole owner of MMP’s general partner. Our NEOs have made a personal investment in Class B common units of MGG Midstream Holdings, L.P. Our NEOs were given the opportunity to make this personal investment in MGG Midstream Holdings, L.P. in connection with the purchase of all of MMP’s general partner interest and a portion of MMP’s limited partner interest by us in June 2003. The Class B common units owned by our NEOs constitute 2.9% of the total ownership of MGG Midstream Holdings, L.P. In 2006, our NEOs received the following distributions from MGG Midstream Holdings, L.P. due to their ownership of the Class B common units. The large majority of these distributions came from the proceeds of our initial public offering in February 2006. The distributions on these personal investments do not reduce MMP’s or our cash flows. Compensation expense is only recognized on distributions paid on unvested units when it becomes probable that those unvested units will not vest.

NEO	2006 Total Distributions from MGG Midstream Holdings, L.P. on Vested and Unvested Class B Common Units
Don R. Wellendorf, CEO	$6,680,353
John D. Chandler, CFO	$4,660,711
Lonny E. Townsend	$1,553,570

The MMP Compensation Committee recognizes these are personal investments of our NEOs in MGG Midstream Holdings, L.P and does not take distributions related to these investments into account in setting our NEOs’ compensation.

Board of Directors Compensation Report

We have reviewed and discussed the foregoing section entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, we recommend that the Compensation Discussion and Analysis be included in Magellan Midstream Holdings, L.P.’s annual report on Form 10-K for the year ended December 31, 2006.

Submitted By:

Board of Directors

Don R. Wellendorf, Chair

Walter R. Arnheim

Robert G. Croyle

Patrick C. Eilers

James C. Kempner

Thomas T. Macejko, Jr.

Thomas S. Souleles

The foregoing report shall not be deemed to be incorporated by reference by any general statement or reference to this annual report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

Summary Compensation Table

The following table provides a summary of our NEO’s total compensation expense for the fiscal year ended December 31, 2006 including the 15% compensation expense allocated to and paid by us:

Name and Principal Position	Year	Salary(1)	Unit Awards(2)	Non-Equity Incentive Program Compensation(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(1)	All Other Compensation(1)	Total(1)
Don R. Wellendorf, CEO and President	2006	$372,115	$987,131	$310,344	$21,866	$31,886	$1,723,342
John D. Chandler, Vice President, CFO and Treasurer	2006	$208,269	$534,561	$130,272	$5,617	$35,392	$914,111
Lonny E. Townsend, Vice President, General Counsel and Compliance and Ethics Officer	2006	$197,923	$452,794	$123,801	$14,247	$35,667	$824,432

(1)	The table below reflects the portion of our NEOs total compensation expense for 2006 allocated to us by MMP:

Calculation of Our 15% Allocation of NEO Compensation

Name	Salary	Non-Equity Incentive Program Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total Compensation Excluding Unit Awards	Allocation	Our Total Compensation Expense
Don R. Wellendorf	$372,115	$310,344	$21,866	$31,886	$736,211	15%	$110,432
John D. Chandler	$208,269	$130,272	$5,617	$35,392	$379,550	15%	$56,933
Lonny E. Townsend	$197,923	$123,800	$14,247	$35,667	$371,638	15%	$55,746

(2)	Represents the proforma amounts recognized by MMP as compensation expense assuming Statement of Financial Standard No. 123(R), “Share-Based Payments” had been applied to all unit-based awards to MMP’s NEOs. However, the expense amounts recognized in this table have not been adjusted for estimates of forfeitures. Unit award expense amounts were not allocated to nor paid by us.

Narrative Disclosure to Summary Compensation Table

The Summary Compensation Table above reflects the total compensation paid to each of our NEOs by MMP in 2006, including the 15% compensation expense allocated to and paid by us. The total compensation expense of 15%, which does not include any portion of the Unit Award expense, allocated to and paid by us for each of our NEOs was: Don R. Wellendorf, $110,431; John D. Chandler, $56,933; and Lonny E. Townsend, $55,746.

As discussed in the section above entitled “Compensation Discussion & Analysis,” MMP’s compensation program consists of the following four components: (i) base salary; (ii) the MMP LTIP; (iii) the MMP AIP; and (iv) benefits. Please refer to that section for additional information about each of these components.

Long-Term Equity Incentive Compensation

MMP’s LTIP is a part of MMP’s compensation program only and no part of it is intended to compensate our NEOs for their service to us. Therefore, no cost associated with MMP’s LTIP is allocated to us and no units awarded or payouts to our NEOs pursuant to MMP’s LTIP will be discussed in this Compensation Discussion and Analysis.

Non-Equity Incentive Program Compensation

The 2006 AIP payouts for each NEO are set forth in the Summary Compensation Table in the Non-Equity Incentive Program Compensation column. The table below provides the weights used for each performance metric of the 2006 AIP, the threshold, target and stretch levels established for 2006 performance, MMP’s actual 2006 results achieved and approved by the MMP Compensation Committee:

2006 MMP Annual Non-Equity Incentive Program

Performance Metrics and Year-end Results

($ in millions)

MMP Performance Metric	Weight	MMP 2006 Actual Results	Threshold	Target	Stretch	Calculated Payout Percentage
MMP EBITDA less Maintenance Capital	50%	$316.0	$249.0	$278.7	$309.7	100.0%
MMP Total Cost and Capital
MMP Operations and Maintenance Costs		$160.9	$159.3	$157.0	$152.1
MMP General and Administrative Costs		59.0	62.3	59.6	57.9
MMP Maintenance Capital		24.2	28.8	27.4	24.7

Total	15%	$244.1	$250.4	$244.0	$234.7	14.6%
MMP Revenues	10%	$555.7	$542.9	$556.5	$568.7	9.4%
MMP Environmental – High Consequence Releases	15%	8	10	8	7	15.0%
MMP Safety – OSHA Recordable IR	10%	1.51	1.10	0.99	0.88	0.0%

	100%		Total Calculated Payout Percentage			139.0%

Once the total calculated payout amount was approved and funded by MMP, the MMP Compensation Committee had discretion to make adjustments to 50% of the individual payout for each MMP NEO. This adjustment, if applied, can range from 0% to 200% of the 50%. For 2006, the MMP Compensation Committee made no discretionary adjustments to our NEOs’ AIP payouts. The calculations for the 2006 MMP AIP payouts for our NEOs, including the 15% expense allocated and paid by us, are as follows:

NEO	2006 MMP Actual Annual Base Salary (a)	2006 MMP AIP Target (b)	2006 MMP Total Calculated Payout Percentage (c)	2006 MMP Calculated Payout Amount (a)*(b)*(c)	Our 15% Allocated Expense
Don R. Wellendorf, CEO	$372,115	60%	139.0%	$310,344	$46,552
John D. Chandler, CFO	$208,269	45%	139.0%	$130,272	$19,541
Lonny E. Townsend	$197,923	45%	139.0%	$123,800	$18,570

Pension Benefits

Effective January 1, 2004, a pension plan was established for certain non-union employees, including our NEOs. This pension plan is a non-contributory, tax-qualified defined benefit plan subject to the Employee Retirement Income Security Act of 1974. This pension plan generally includes salaried employees who have completed at least one year of service. Our NEOs participate in this pension plan on the same terms as other participants.

The pension plan is a final average pay plan. Each participant’s accrued benefit is determined by a formula taking into consideration years of service, including years of service with the former owner of MMP’s general partner (the “former owner”) up to age 65, final average pay and Social Security-covered compensation wages. The benefit is then offset by the benefit payable at normal retirement age from MMP’s former owner’s pension plan. The benefit is earned by the participant based upon a service ratio, the numerator of which is years of service since December 31, 2003 and the denominator of which is the total years of service possible up to age 65. The formula for the accrued single life benefit payable at normal retirement (age 65) is as follows:

•	1.1% -times- Final Average Pay as of December 31, 2006 -times- Years of Service Projected to Age 65 (including years with former owner)

-plus-

•	0.45% -times- Final Average Pay as of December 31, 2006 in excess of Social Security-Covered Compensation -times- Years of Service Projected to Age 65 (including years with former owner)

-minus-

•	Estimated Frozen Accrued Benefit as of December 31, 2003 Payable from Former Owner at Age 65

-times-

•	Service Ratio (Years of Service since December 31, 2003/Years of Service Possible After December 31, 2003 up to age 65)

The pension plan offers payment options in the form of a single life annuity, joint and survivor life annuity and/or lump sum.

Compensation eligible for consideration under the plan includes base salary and MMP AIP awards up to the IRS limits. MMP does not provide a SERP benefit for our NEOs for any reason including compensation limits imposed by the IRS.

The present value of accumulated benefits for our NEOs under the Magellan Pension Plan as of December 31, 2006 was as follows:

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit
Don R. Wellendorf, CEO	Magellan Pension Plan	27	$57,417
John D. Chandler, CFO	Magellan Pension Plan	14	$15,403
Lonny E. Townsend	Magellan Pension Plan	15	$40,271

The present value of accumulated benefits for each NEO was calculated as of December 31, 2006 based upon standard plan assumptions of a 5.75% discount rate and the RP2000 mortality tables. For full disclosure of all significant assumptions used by the pension plan, please refer to Note 11 – Employee Benefit Plans in our accompanying consolidated financial statements.

Potential Payments Upon Termination or Change-In-Control

None of our NEOs have an employment contract or agreement, whether written or unwritten, that provides for payments at, following or in connection with any termination or change-in-control of our or MMP’s general partner. In the event of a change-in-control of our general partner, no payments would be made to our NEOs. Payments to NEOs associated with a change-in-control of MMP’s general partner are provided for under the Magellan Severance Plan. The total amount of compensation payable to our NEO’s by MMP in each termination situation is listed in the table below, excluding payments they would receive under the MMP LTIP. The MMP LTIP termination payments were excluded because no portion of such payments would be allocated to or paid by us. For purposes of severance analysis, we assumed: (i) each NEO’s employment was terminated on December 31, 2006; and (ii) payouts relative to the 2006 AIP were based on 2006 MMP actual results.

Potential Benefits and Payments

Upon Termination or Change-In-Control

of MMP’s General Partner

As of December 31, 2006

NEO Compensation and Benefit Plans	MMP Potential Payments
	Voluntary Termination(1)	Normal Retirement(2)	Involuntary Not for Cause Termination(3)	For Cause Termination(4)	Involuntary or Good Reason Termination (Change-In- Control)(5)	Death or Disability(6)
Don R. Wellendorf, CEO:
MMP AIP	$—	$310,344	$—	$—	$—	$310,344
MMP Subsidized COBRA Benefits	$—	$—	$4,313	$—	$4,313	$—
Total	$—	$310,344	$4,313	$—	$4,313	$310,344
Our 15% Allocation	$—	$46,552	$647	$—	$647	$46,552

John D. Chandler, CFO:
MMP AIP	$—	$130,272	$—	$—	$—	$130,272
MMP Subsidized COBRA Benefits	$—	$—	$5,122	$—	$5,122	$—
Total	$—	$130,272	$5,122	$—	$5,122	$130,272
Our 15% Allocation	$—	$19,541	$768	$—	$768	$19,541

Lonny E. Townsend:
MMP AIP	$—	$123,801	$—	$—	$—	$123,801
MMP Subsidized COBRA Benefits	$—	$—	$5,179	$—	$5,179	$—
Total	$—	$123,801	$5,179	$—	$5,179	$123,801
Our 15% Allocation	$—	$18,570	$777	$—	$777	$18,570

(1)	Voluntary Termination – NEO resigns his position with MMP’s general partner.
(2)	Normal Retirement – NEO retires from MMP at age 65 and has at least 5 years of vesting service with MMP.
(3)	Involuntary Not for Cause Termination – MMP position eliminated.
(4)	For Cause Termination – NEOs termination of employment resulted from; (i) willful failure by the NEO to substantially perform his or her duties, (ii) gross negligence or willful misconduct of the NEO which results in a significantly adverse effect upon MMP, (iii) willful violation or disregard of the code of business conduct or other published policy of MMP, or (iv) conviction of a crime involving an act of fraud, embezzlement, theft or any other act constituting a felony or causing material harm, financial or otherwise, to MMP.
(5)	Involuntary or for Good Reason Termination – A termination within two years of a change-in-control that occurs on an involuntary basis without cause as described above or on a voluntary basis for Good Reason defined in the Magellan Severance Plan.
(6)	Death or Disability – Disability is defined as meeting the requirements for qualification for benefits under the Magellan Long-Term Disability Plan.

Director Compensation

Independent directors of our general partner’s board of directors receive annually a retainer of $30,000 plus our limited partner units valued at $50,000 on the grant date. Independent directors also receive a meeting fee of $1,500 for each board of director and committee meeting they attend. The chairman of the Conflicts Committee receives an additional annual retainer of $10,000 and the chairman of the Audit Committee receives an additional annual retainer of $15,000. The chairman of each of these committees is an independent director. In addition, each director is reimbursed for out-of-pocket expenses in connection with attending board of directors or committee meetings. Each director is indemnified by us for actions associated with being a director of our general partner to the extent permitted under Delaware law. Details of amounts earned by the independent members of our general partner’s board of directors for the fiscal year ended December 31, 2006 are as follows:

Name	Fees Earned or Paid in Cash(1) ($)	Unit Awards(2) ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Walter R. Arnheim	$57,750	$45,849	$—	$—	$103,599
Robert G. Croyle(3)	$—	$—	$—	$—	$—
James C. Kempner	$41,500	$41,683	$—	$—	$83,183

(1)	The fees earned by our independent directors during 2006 were are follows:

Walter R. Arnheim (elected February 2006):
Annual retainer	$27,500
Retainer for chairing the Audit Committee	13,750
Attendance at 11 meetings during 2006	16,500

Total	$57,750

James C. Kempner (elected March 2006):
Annual retainer	$25,000
Attendance at 11 meetings during 2006	16,500

Total	$41,500

(2)	During 2006, each of the independent directors received performance awards consisting of our common units as set forth below, of which the only assumption is the closing market price of our common units on the grant date.

Director	Date	Units Awarded	Fair Value on Grant Date		Total Compensation
Walter R. Arnheim	03/17/06 07/31/06	916 1,119	$ $	22.75 22.35	$ $	20,839 25,010
James C. Kempner	04/16/06 07/31/06	797 1,119	$ $	20.92 22.35	$ $	16,673 25,010

(3)	Mr. Robert G. Croyle was elected to our general partner’s board of directors December 19, 2006 and did not earn compensation in 2006.

Other directors of our general partner during 2006 were Jim H. Derryberry (who resigned effective October 24, 2006), Patrick C. Eilers, N. John Lancaster, Jr. (who resigned January 30, 2007), Thomas S. Souleles and Don R. Wellendorf. These non-independent directors received no compensation for their service on our general partner’s board of directors or its committees.

Effective January 1, 2007, independent directors were able to elect to defer all cash fees and/or limited partner units pursuant to the Director Deferred Compensation Plan. All compensation amounts deferred pursuant to this plan were converted into phantom units with distribution equivalent rights. Distribution equivalents will be earned on phantom units held in each director’s account when distributions are paid on our outstanding limited partner units. The distribution equivalents will be converted into additional phantom units with distribution equivalent rights.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of February 15, 2007 the number of our limited partner units beneficially owned by: (1) each person who is known to us to beneficially own more than 5% of our limited partner units; (2) the current directors of our general partner’s board of directors; (3) the NEOs of our general partner; and (4) all current directors and executive officers of our general partner as a group. We obtained certain information in the table from filings made with the SEC.

Name of Beneficial Owner, Director or Executive Officer(1)(2)	Our Common Units		Percentage of Common Units
MGG Midstream Holdings, L.P.(3)	40,646,551		64.9%
Walter R. Arnheim	2,035	(4)	*
Robert G. Croyle	1,121	(4)	*
Patrick C. Eilers(5)	—		—
James C. Kempner	5,537	(4)	*
Thomas T. Macejko, Jr.(5)	—		—
Thomas S. Souleles(5)	—		—
Don R. Wellendorf(6)	—		—
John D. Chandler(6)	—		—
Lonny E. Townsend(6)	—		—
All Current Directors and Executive Officers as a Group (9 persons)	8,693	(4)	*

*	represents less than 1%
(1)	Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”), owns a 50% membership interest in MGG GP, the general partner of MGG Midstream Holdings, L.P., and a 46.9% limited partner interest in MGG Midstream Holdings, L.P., which owns limited partner units in us. CRF may be deemed to beneficially own the limited partner units held by MGG Midstream Holdings, L.P. The address of CRF is 712 Fifth Avenue, 51st Floor, New York, NY 10019.
(2)	Madison Dearborn Capital Partners IV, L.P., or Madison Dearborn, owns a 50% membership interest in MGG GP, the general partner of MGG Midstream Holdings, L.P., and a 46.9% limited partner interest in MGG Midstream Holdings, L.P., which owns limited partner units in us. Madison Dearborn may be deemed to beneficially own the limited partner units held by MGG Midstream Holdings, L.P. The address of Madison Dearborn is Three First National Plaza, Suite 3800, Chicago, IL 60602.
(3)	The address for MGG Midstream Holdings, L.P. is One Williams Center, Tulsa, OK 74172.
(4)	None of which are pledged as security.
(5)	A director of MGG GP, the general partner of MGG Midstream Holdings, L.P. who disclaims beneficial ownership of any of our limited partner units held by MGG Midstream Holdings, L.P. The address for MGG Midstream Holdings, L.P. is One Williams Center, Tulsa, OK 74172.
(6)	Our executive officers collectively own a 2.9% limited partner interest in MGG Midstream Holdings, L.P., which owns limited partner units in us.

The following table sets forth as of February 15, 2007 the number of MGG Midstream Holdings, L.P. Class B common units beneficially owned by: (1) the current directors of our general partner’s board of directors; (2) the NEOs of our general partner; and (3) all current directors and executive officers of our general partner as a group.

Name of Director or Executive Officer	MGG Midstream Holdings, L.P. Class B Common Units		Percentage of Total Class B Common Units
Walter R. Arnheim	—		—
Robert G. Croyle	—		—
Patrick C. Eilers	—		—
James C. Kempner	—		—
Thomas T. Macejko, Jr	—		—
Thomas S. Souleles	—		—
Don R. Wellendorf	215,000	(1)	26.3%
John D. Chandler	150,000	(1)	18.3%
Lonny E. Townsend	50,000	(1)	6.1%
All Current Directors and Executive Officers as a Group (9 persons)	415,000		50.7%

(1)	None of which are pledged as security.

The following table sets forth as of February 15, 2007 the number of common units of MMP beneficially owned by: (1) the current directors of our general partner’s board of directors; (2) the NEOs of our general partner; and (3) all current directors and executive officers of our general partner as a group.

Name of Director or Executive Officer	MMP Common Units		Percentage of Total MMP Common Units
Walter R. Arnheim	—		—
Robert G. Croyle	—		—
Patrick C. Eilers	—		—
James C. Kempner	2,948		*
Thomas T. Macejko, Jr	—		—
Thomas S. Souleles	—		—
Don R. Wellendorf	59,806	(1)	*
John D. Chandler	25,404	(1)	*
Lonny E. Townsend	12,799	(1)	*
All Current Directors and Executive Officers as a Group (9 persons)	154,237		*

*	represents less than 1%
(1)	None of which are pledged as security.

Change in Control

MGG Midstream Holdings, L.P. is the sole owner of our general partner. MGG Midstream Holdings, L.P. has pledged all of its interests in our general partner and us pursuant to a Credit Agreement dated as of December 21, 2005 between MGG Midstream Holdings, L.P., as borrower, and Goldman Sachs & Co., as administrative agent, and the other lender parties thereto. A default by MGG Midstream Holdings, L.P. under this Credit Agreement could indirectly result in a change of control of us.

Securities Authorized for Issuance under Equity Compensation Plans

The table set forth below provides information concerning the various types of awards that may be issued from the Magellan Midstream Holdings Long-Term Incentive Plan, including options, restricted units, phantom units, performance awards and unit awards as of December 31, 2006. For more information regarding the material features of the Magellan Midstream Holdings Long-Term Incentive Plan, please read Note 17 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

Plan Category	Number of Securities to be Issued upon Exercise/Vesting of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the 1st Column of this Table)
Equity Compensation Plans Approved by Security Holders	—	146,049
Total	—	146,049

(1)	Units delivered pursuant to an award consist, in whole or in part, of units acquired on the open market, from any affiliate, us, any other person or any combination of the foregoing. We have the right to issue new units as part of the Plan. Awards may also be settled in cash. Units or cash awarded pursuant to the Plan are granted without payment by the participant. Taxes are withheld from the award to cover the participant’s mandatory tax withholdings.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, Magellan GP, LLC receives 50%, including its approximate 2% general partner interest, of any incremental cash distributed cash distributed per limited partner unit. We own Magellan GP, LLC. The executive officers of our general partner collectively own approximately 2.9% of MGG Midstream Holdings, L.P., which owns approximately 65% of our limited partner interests, and, therefore, indirectly benefit from these distributions. For more information regarding our executive officers’ ownership of MGG Midstream Holdings, L.P. as evidenced by the Class B common units, please read Item 12 herein. In 2006, distributions paid to Magellan GP, LLC totaled $56.3 million.

MGG GP provides the employees necessary to conduct MMP’s operations pursuant to a services agreement. MMP reimburses MGG GP for the costs of these employees. The affiliate payroll and benefits accruals associated with this agreement at December 31, 2006 were $18.8 million. The long-term affiliate pension and benefits accruals associated with this agreement at December 31, 2006 were $29.3 million. We and MMP settle our respective affiliate payroll and payroll-related expenses with MGG GP on a monthly basis. Further, MMP settles its postretirement benefit costs with MGG GP on a monthly basis. MMP settles its long-term pension liabilities through contributions to MGG GP’s pension fund.

MMP pays us and MGG GP for the direct and indirect G&A expenses incurred on MMP’s behalf pursuant to the omnibus agreement that expires in 2010. Under the terms of the omnibus agreement, we reimburse MMP for all of their G&A expenses in excess of a G&A cap as described below:

•	The reimbursement obligation is subject to a lower cap amount, which is calculated as follows:

>	The lower cap has been adjusted by the greater of: (i) 7%, or (ii) the percentage increase in the Consumer Price Index—All Urban Consumers, U.S. City Average, Not Seasonally Adjusted. However, the reimbursement amount is also adjusted for acquisitions, construction projects, capital improvements, replacements or expansions that MMP completes that are expected to increase its G&A costs. We reimbursed MMP $1.7 million in excess of a lower cap amount of $52.7 in 2006. The lower cap was increased to $56.4 million on January 1, 2007.

>	The expense reimbursement limitation excludes expenses associated with equity-based incentive compensation plans.

•

The reimbursement limitation is further subject to an upper cap amount. We are not required to reimburse MMP for any G&A expenses that exceed this upper cap amount. The upper cap is calculated as follows:

>	The upper cap is increased annually by the lesser of: (i) 2.5%, or (ii) the percentage increase in the Consumer Price Index—All Urban Consumers, U.S. City Average, Not Seasonally Adjusted. The upper cap is also adjusted for acquisitions, construction projects and capital improvements, replacements or expansions that MMP completes that are expected to increase its G&A costs. For 2006, the upper cap was adjusted to $59.0 million. MMP’s G&A expenses have not exceeded the upper cap since this agreement was executed. The upper cap was increased to $60.5 million on January 1, 2007.

When we purchased MMP’s general partner interest in June 2003, we agreed to assume from MMP’s former affiliate certain indemnified obligations to MMP. We had recorded receivables from MMP’s former affiliate associated with the indemnification settlement of $33.9 million at December 31, 2006.

A former executive officer of Magellan GP, LLC had an investment in MGG Midstream Holdings, L.P., which is an affiliate of ours and our general partner. This former executive officer left the company during the fourth quarter of 2006 and at that time we were allocated $3.0 million of G&A compensation expense associated with certain distribution payments made by MGG Midstream Holdings, L.P. to this individual over the past three years.

We are partially owned by an affiliate of the Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”). As of December 31, 2006, one of the members of our eight-member board of directors was a representative of CRF. Our general partner’s board of directors has adopted a policy to address board of director conflicts of interests. In compliance with this policy, CRF had adopted procedures internally to assure that our proprietary and confidential information is protected from disclosure to competing companies in which CRF owns an interest. As part of these procedures, CRF had agreed that none of its representatives would serve on our board of directors and on the boards of directors of competing companies in which CRF owns an interest. Effective January 30, 2007, the representative of CRF resigned from the board of directors of our general partner.

On January 25, 2005, CRF, through affiliates, acquired general and limited partner interests of SemGroup, L.P. (“SemGroup”). CRF’s total combined general and limited partner interests in SemGroup are approximately 30%. One of the members of the seven-member board of directors of SemGroup’s general partner is a representative of CRF, with three votes on such board. MMP, through its subsidiaries and affiliates, is a party to a number of transactions with SemGroup and its affiliates. A summary of these transactions is provided in the following table (in millions):

Year Ended December 31, 2006
Sales of petroleum products	$177.1
Purchases of petroleum products	63.2
Terminalling and other services revenues	4.4
Storage tank lease revenues	3.4
Storage tank lease expense	1.0

In addition to the above, MMP provides common carrier transportation services to SemGroup. As of December 31, 2006, MMP had recognized a receivable of $4.0 million from and a payable of $18.8 million to SemGroup and its affiliates.

In February 2006, MMP signed an agreement with an affiliate of SemGroup under which MMP agreed to construct two 200,000 barrel tanks on its property at El Dorado, Kansas, to sell these tanks to SemGroup’s affiliate and to lease these tanks back under a 10-year operating lease. During 2006, MMP received $6.1 million associated with this transaction from SemGroup’s affiliate. During 2006, MMP incurred construction costs of $6.1 million for these tanks and estimates it will incur additional costs of approximately $1.0 million in 2007. The loss on sale of these tanks will be deferred and amortized over the 10-year life of the lease. MMP and SemGroup’s affiliate have further agreed that in exchange for its lease of these tanks, MMP will provide 400,000 barrels of storage on its pipeline system. In addition, MMP and SemGroup’s affiliate have entered into a separate storage tank maintenance agreement which specifies that MMP will, at its own cost, provide routine maintenance for the tanks over the initial 10-year term of the lease. The fair value of this maintenance agreement was estimated at $0.1 million, which was recorded as a deferred cost and will be recognized over the 10-year life of the lease. In return for these agreements, SemGroup agreed to a 3-year throughput agreement on MMP’s pipeline.

We have entered into a $5.0 million revolving credit facility with MGG Midstream Holdings, L.P. as the lender. The facility is available exclusively to fund working capital borrowings. Borrowings under the facility mature on December 31, 2007 and bear interest at LIBOR plus 2.0%. We pay a commitment fee to MGG Midstream Holdings, L.P. on the unused portion of the working capital facility of 0.25% annually.

Review, Approval or Ratification of Transactions with Related Persons

Recognizing that related person transactions present a heightened risk of conflicts of interest and/or improper valuation, our general partner’s board of directors adopted a written policy on October 27, 2006, which must be followed in connection with all related person transactions involving us or our subsidiaries. Under this policy, any related person transaction may be entered into or continue only if approved as follows:

•	By the conflicts committee of our general partner’s board of directors;

•

If the related person transaction is in the normal course of our business and is (a) on terms no less favorable to us than those generally being provided to or available from unrelated third parties or (b) fair to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to us), then the CEO of our general partner has authority to approve the transaction. The CEO’s signature on an authorization for expenditure form with a related person is conclusive evidence of his approval pursuant to the policy. If we will be entering into several transactions of the same type over a period of time with a related person, the CEO may pre-approve all such transactions, but must review such pre-approvals not less than annually; or

•	Any other related person transaction may be approved by a majority of the disinterested directors on our general partner’s board of directors.

Director Independence

Because we are a publicly traded limited partnership, the NYSE rules do not require our general partner’s board to be made up of a majority of independent directors. However, our general partner’s board of directors has three directors who satisfy the independence and financial literacy requirements of the NYSE and the Securities and Exchange Commission (“SEC”). These directors are Walter R. Arnheim, Robert G. Croyle and James C. Kempner. Based on all relevant facts and circumstances, our general partner’s board of directors affirmatively determined on January 26, 2007 that the independent directors have no material relationship with us or our general partner. The following categorical standards were used by our general partner’s board of directors to determine the independence of these directors:

•

A director will not be considered independent if the director is, or has been within the last three years, an employee of, or if an immediate family member of a director is, or has been within the last three years, an executive officer of, MGG Midstream Holdings, L.P., MGG GP, us, Magellan GP, LLC or MMP (the “Magellan Group”); provided, however, that employment as an interim Chairman or CEO or other executive officer will not disqualify a director from being considered independent following that employment.

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

James C. Kempner’s son is an officer of J.P.Morgan Chase & Co. and his son-in-law is a partner of Andrews Kurth LLP, a law firm. We have a banking relationship with J.P. Morgan Chase & Co. and retain the services of Andrews Kurth LLP from time to time. These relationships were not required to be disclosed in the section below entitled “Related Person Transactions,” but were considered by the board of directors in determining the independence of Mr. Kempner.

ITEM 14.	Principal Accountant Fees and Services

Ernst & Young LLP was our independent registered public accounting firm for our 2006 audit. In connection with this audit, we entered into an engagement agreement with Ernst & Young LLP, which sets forth the terms by which Ernst & Young LLP will perform audit services for us. That agreement is subject to alternative dispute resolution procedures.

Audit Fees

The aggregate fees billed for professional services rendered by Ernst & Young LLP for the audit of our annual consolidated financial statements for the fiscal years ending December 31, 2005 and 2006, for consultation concerning financial accounting and reporting standards and for comfort letter procedures for secondary equity offerings in 2005 and 2006 were $663,400 and $166,600, respectively.

Audit-Related Fees

We were billed no fees during fiscal year 2005 and $4,300 in 2006 for assurance and related services by Ernst & Young LLP.

Tax Fees

The aggregate fees billed in fiscal years 2005 and 2006 for professional services rendered by Ernst & Young LLP for tax advice and compliance were $71,041 and $24,486, respectively. These services included consultation concerning tax planning and compliance.

In addition, Magellan Midstream Partners, L.P. and MGG Midstream Holdings, L.P., which are affiliates of ours paid audit and audit-related and tax fees of $1,320,326 in 2005 and $1,444,760 in 2006.

All Other Fees

None.

No fees were billed in fiscal years 2005 and 2006 for products and services provided by Ernst & Young LLP, other than as set forth above.

Our audit committee’s charter, which is available on our website at www.mgglp.com, requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit services pre-approval policy, which is an appendix to the audit committee charter. All services reported in the Audit, Audit-Related, Tax and All Other Fees categories above were approved by the audit committee.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) 1 and 2.

Page
Covered by reports of independent auditors:
Consolidated statements of income for the three years ended December 31, 2006	70
Consolidated balance sheets at December 31, 2005 and 2006	71
Consolidated statements of cash flows for the three years ended December 31, 2006	72
Consolidated statement of partners’ capital (deficit)	73
Notes 1 through 23 to consolidated financial statements	74 – 125
Not covered by reports of independent auditors:
Quarterly financial data (unaudited)—see Note 19 to consolidated financial statements	117

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(a) 3 and (c). The exhibits listed below are filed as part of this annual report.

Exhibit No.	Description

Exhibit 3

*(a)	Certificate of Limited Partnership of Magellan Midstream Holdings, L.P. (filed as Exhibit 3.1 to Registration Statement on Form S-1 filed November 10, 2005).

*(b)	Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Holdings, L.P. dated as of February 15, 2006 (filed as Exhibit 3.1 to Form 8-K filed February 15, 2006).

*(c)	Certificate of Formation of Magellan Midstream Holdings GP, LLC (filed as Exhibit 3.3 to Registration Statement on Form S-1 filed November 10, 2005).

*(d)	Third Amended and Restated Limited Liability Company Agreement of Magellan Midstream Holdings GP, LLC dated as of December 21, 2005 (filed as Exhibit 3.4 to Registration Statement on Form S-1/A filed December 22, 2005).

Exhibit 10

*(a)	Magellan Midstream Holdings Long-Term Incentive Plan dated February 15, 2006 (filed as Exhibit 10.1 on Form 8-K filed February 15, 2006).

*(b)	Magellan Pension Plan (filed as Exhibit 10.10 to Registration Statement on Form S-1/A filed January 24, 2006).

*(c)	Magellan 401(k) Plan (filed as Exhibit 10.11 to Registration Statement on Form S-1/A filed January 24, 2006).

*(d)	Amendment No. 1 to Magellan 401(k) Plan (filed as Exhibit 10.12 to Registration Statement on Form S-1/A filed January 24, 2006).

*(e)	Severance Pay Plan dated February 15, 2006 (filed as Exhibit 10.2 to Form 8-K filed February 15, 2006).

Exhibit No.	Description

*(f)	Agreement for Transfer and Assumption of Sponsorship of Employee Benefit Plans dated December 24, 2005 between Magellan Midstream Holdings, L.P. and Magellan Midstream Holdings GP, LLC (filed as Exhibit 10.9 to Registration Statement on Form S-1/A filed January 24, 2006).

*(g)	Summary of Independent Director Compensation Program (filed as Exhibit 10.4 to Form 8-K filed February 15, 2006).

*(h)	New Omnibus Agreement dated June 17, 2003 among WEG Acquisitions, L.P., Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and The Williams Companies, Inc. (filed as Exhibit 10.3 to Registration Statement on Form S-1/A filed December 22, 2005).

*(i)	Services Agreement dated December 24, 2005 between Magellan Midstream Partners, L.P. and Magellan Midstream Holdings GP, LLC (filed as Exhibit 10.4 to Registration Statement on Form S-1/A filed January 24, 2006).

*(j)	Reimbursement Agreement dated December 24, 2005 between Magellan Midstream Holdings, L.P. and MGG Midstream Holdings, L.P. (filed as Exhibit 10.2 to Registration Statement on Form S-1/A filed December 22, 2005).

*(k)	Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.5 to Registration Statement on Form S-1/A filed December 22, 2005).

*(l)	Amendment No. 1 dated May 5, 2003 to Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.6 to Registration Statement on Form S-1/A filed December 22, 2005).

*(m)	Amendment No. 2 dated January 6, 2004 to Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.7 to Registration Statement on Form S-1/A filed December 22, 2005).

*(n)	Amendment No. 3 dated May 26, 2004 to Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.8 to Registration Statement on Form S-1/A filed December 22, 2005).

*(o)	Working Capital Loan Agreement dated January 1, 2007 between Magellan Midstream Holdings, L.P. and MGG Midstream Holdings, L.P. (filed as Exhibit 10.1 to Form 8-K filed January 3, 2007).

*(p)	Magellan Midstream Holdings Director Deferred Compensation Plan effective January 1, 2007 (filed as Exhibit 10.1 to Form 8-K filed October 27, 2006).

Exhibit 14

*(a)	Code of Ethics dated January 30, 2006 by Don R. Wellendorf, principal executive officer (filed as Exhibit 14(a) to Form 10-K filed March 15, 2006).

*(b)	Code of Ethics dated January 30, 2006 by John D. Chandler, principal financial and accounting officer (filed as Exhibit 14(b) to Form 10-K filed March 15, 2006).

Exhibit 21	Subsidiaries of Magellan Midstream Holdings GP, LLC and Magellan Midstream Holdings, L.P.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit No.	Description

Exhibit 31

(a)	Certification of Don R. Wellendorf, principal executive officer.

(b)	Certification of John D. Chandler, principal financial officer.

Exhibit 32

(a)	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

(b)	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

Exhibit 99	Magellan Midstream Holdings GP, LLC consolidated balance sheets at December 31, 2006 and 2005 and notes thereto.

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN MIDSTREAM HOLDINGS L.P. (Registrant)

By:	MAGELLAN MIDSTREAM HOLDINGS GP, LLC, its general partner

By:	/S/ LONNY E. TOWNSEND
Lonny E. Townsend Vice President, General Counsel and Secretary

Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ DON R. WELLENDORF Don R. Wellendorf	Chairman of the Board, President, Chief Executive Officer and Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	February 28, 2007

/S/ JOHN D. CHANDLER John D. Chandler	Vice President, Treasurer and Chief Financial Officer of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	February 28, 2007

/S/ WALTER R. ARNHEIM Walter R. Arnheim	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	February 28, 2007

/S/ ROBERT G. CROYLE Robert G. Croyle	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	February 28, 2007

/S/ PATRICK C. EILERS Patrick C. Eilers	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	February 28, 2007

/S/ JAMES C. KEMPNER James C. Kempner	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	February 28, 2007

/S/ THOMAS T. MACEJKO, JR. Thomas T. Macejko, Jr.	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	February 28, 2007

/S/ THOMAS S. SOULELES Thomas S. Souleles	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	February 28, 2007

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 3

*(a)	Certificate of Limited Partnership of Magellan Midstream Holdings, L.P. (filed as Exhibit 3.1 to Registration Statement on Form S-1 filed November 10, 2005).

*(b)	Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Holdings, L.P. dated as of February 15, 2006 (filed as Exhibit 3.1 to Form 8-K filed February 15, 2006).

*(c)	Certificate of Formation of Magellan Midstream Holdings GP, LLC (filed as Exhibit 3.3 to Registration Statement on Form S-1 filed November 10, 2005).

*(d)	Third Amended and Restated Limited Liability Company Agreement of Magellan Midstream Holdings GP, LLC dated as of December 21, 2005 (filed as Exhibit 3.4 to Registration Statement on Form S-1/A filed December 22, 2005).

Exhibit 10

*(a)	Magellan Midstream Holdings Long-Term Incentive Plan dated February 15, 2006 (filed as Exhibit 10.1 on Form 8-K filed February 15, 2006).

*(b)	Magellan Pension Plan (filed as Exhibit 10.10 to Registration Statement on Form S-1/A filed January 24, 2006).

*(c)	Magellan 401(k) Plan (filed as Exhibit 10.11 to Registration Statement on Form S-1/A filed January 24, 2006).

*(d)	Amendment No. 1 to Magellan 401(k) Plan (filed as Exhibit 10.12 to Registration Statement on Form S-1/A filed January 24, 2006).

*(e)	Severance Pay Plan dated February 15, 2006 (filed as Exhibit 10.2 to Form 8-K filed February 15, 2006).

*(f)	Agreement for Transfer and Assumption of Sponsorship of Employee Benefit Plans dated December 24, 2005 between Magellan Midstream Holdings, L.P. and Magellan Midstream Holdings GP, LLC (filed as Exhibit 10.9 to Registration Statement on Form S-1/A filed January 24, 2006).

*(g)	Summary of Independent Director Compensation Program (filed as Exhibit 10.4 to Form 8-K filed February 15, 2006).

*(h)	New Omnibus Agreement dated June 17, 2003 among WEG Acquisitions, L.P., Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and The Williams Companies, Inc. (filed as Exhibit 10.3 to Registration Statement on Form S-1/A filed December 22, 2005).

*(i)	Services Agreement dated December 24, 2005 between Magellan Midstream Partners, L.P. and Magellan Midstream Holdings GP, LLC (filed as Exhibit 10.4 to Registration Statement on Form S-1/A filed January 24, 2006).

*(j)	Reimbursement Agreement dated December 24, 2005 between Magellan Midstream Holdings, L.P. and MGG Midstream Holdings, L.P. (filed as Exhibit 10.2 to Registration Statement on Form S-1/A filed December 22, 2005).

*(k)	Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.5 to Registration Statement on Form S-1/A filed December 22, 2005).

Exhibit No.	Description

*(l)	Amendment No. 1 dated May 5, 2003 to Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.6 to Registration Statement on Form S-1/A filed December 22, 2005).

*(m)	Amendment No. 2 dated January 6, 2004 to Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.7 to Registration Statement on Form S-1/A filed December 22, 2005).

*(n)	Amendment No. 3 dated May 26, 2004 to Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.8 to Registration Statement on Form S-1/A filed December 22, 2005).

*(o)	Working Capital Loan Agreement dated January 1, 2007 between Magellan Midstream Holdings, L.P. and MGG Midstream Holdings, L.P. (filed as Exhibit 10.1 to Form 8-K filed January 3, 2007).

*(p)	Magellan Midstream Holdings Director Deferred Compensation Plan effective January 1, 2007 (filed as Exhibit 10.1 to Form 8-K filed October 27, 2006).

Exhibit 14

*(a)	Code of Ethics dated January 30, 2006 by Don R. Wellendorf, principal executive officer (filed as Exhibit 14(a) to Form 10-K filed March 15, 2006).

*(b)	Code of Ethics dated January 30, 2006 by John D. Chandler, principal financial and accounting officer (filed as Exhibit 14(b) to Form 10-K filed March 15, 2006).

Exhibit 21	Subsidiaries of Magellan Midstream Holdings GP, LLC and Magellan Midstream Holdings, L.P.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31

(a)	Certification of Don R. Wellendorf, principal executive officer.

(b)	Certification of John D. Chandler, principal financial officer.

Exhibit 32

(a)	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

(b)	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

Exhibit 99	Magellan Midstream Holdings GP, LLC consolidated balance sheets at December 31, 2005 and 2004 and notes thereto.

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.