Form 10-K/A
period 2006-12-31
MAGELLAN MIDSTREAM HOLDINGS LP
filed 2007-03-08
CIK 1246263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. l on Form 10-K/A is being filed as an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on February 28, 2007. For the convenience of the reader, this Form 10-K/A sets forth the originally filed Form 10-K in its entirety. However, the following revisions are contained herein:

Item 1A. Risk Factors—Tax Risks to Common Unitholders—To amend the first risk factor in that section;

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Our Operations—Year Ended December 31, 2005 Compared to Year Ended December 31, 2006—To correct a typographical error in the amount of increase in affiliate G&A expenses from $6.0 million to $8.0 million in the sixth paragraph of that section;

Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Footnote 20. Quarterly Financial Data (unaudited)—To correct a typographical error in an amount in the last paragraph of that footnote changing it from $30 million to $3.0 million;

Item 10. Directors and Executive Officers of the Registrant—To add the last two paragraphs of that item entitled “Communications to the Board of Directors” and “Corporate Governance Guidelines;” and

Item 15. Exhibits and Financial Statement Schedules—To re-file Exhibit 23—Consent of Independent Registered Public Accounting Firm dated as of the filing date of this Form 10-K/A; and to re-file Exhibits 31(a), 31(b), 32(a) and 32(b) in order to change the dates on such certificates to the filing date of this Form 10-K/A.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update any other disclosures. Information not affected by this amendment is unchanged and reflects the disclosure made at the time of the filing of the original Form 10-K.

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

Tax Risks to Common Unitholders

The sale or exchange of 50% or more of our capital and profit interests or the MMP capital or profits interests within a twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have been terminated for federal income tax purposes if, within a twelve-month period, there is a sale or exchange of 50% or more of the total interests in our capital and profits. Our termination would, among other things, result in the closing of our taxable year for all unitholders. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination, or the termination of MMP, currently would not affect our classification, or the classification of MMP, as a partnership for federal income tax purposes, but instead, we or MMP would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

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

Affiliate G&A expenses increased by $8.0 million. This increase was primarily related to (i) our incremental costs associated with being a public company since February 2006, (ii) expense we recognized associated with certain distribution payments made over the past three years by MGG Midstream Holdings, L.P. to an executive officer of Magellan GP, LLC, who left the company during the fourth quarter of 2006, and (iii) MMP’s equity- based compensation program, which impacted G&A expenses by $9.2 million during 2006 and $7.9 million during 2005. The higher compensation expense resulted from the increase in MMP’s unit price during the current period and increases in the number of units management estimates will vest under this equity-based incentive compensation program. G&A expenses also were higher during 2006 due to higher employee costs and additional personnel hired to help manage MMP’s expansion projects.

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

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Third-quarter 2006 operating margin was negatively impacted by lower product margins as a result of rapidly declining petroleum product prices. First-quarter 2006 and fourth-quarter 2006 revenues were favorably impacted by $6.4 million and $3.0 million, respectively, associated with the revenues MMP recognized from its variable-rate terminalling agreement.

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

Communications to the Board of Directors

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

Corporate Governance Guidelines

The minimum qualifications that our general partner’s board of directors believes must be met in order to recommend a nominee as a director are set forth in the Corporate Governance Guidelines, which have been approved by our general partner’s board of directors and are available on our website at www.mgglp.com.

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

Date: March 8, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ DON R. WELLENDORF Don R. Wellendorf	Chairman of the Board, President, Chief Executive Officer and Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	March 8, 2007

/S/ JOHN D. CHANDLER John D. Chandler	Vice President, Treasurer and Chief Financial Officer of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	March 8, 2007

/S/ WALTER R. ARNHEIM Walter R. Arnheim	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	March 8, 2007

/S/ ROBERT G. CROYLE Robert G. Croyle	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	March 8, 2007

/S/ PATRICK C. EILERS Patrick C. Eilers	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	March 8, 2007

/S/ JAMES C. KEMPNER James C. Kempner	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	March 8, 2007

/S/ THOMAS T. MACEJKO, JR. Thomas T. Macejko, Jr.	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	March 8, 2007

/S/ THOMAS S. SOULELES Thomas S. Souleles	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	March 8, 2007

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 3

*(a)	Certificate of Limited Partnership of Magellan Midstream Holdings, L.P. (filed as Exhibit 3.1 to Registration Statement on Form S-1 filed November 10, 2005).

*(b)	Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Holdings, L.P. dated as of February 15, 2006 (filed as Exhibit 3.1 to Form 8-K filed February 15, 2006).

*(c)	Certificate of Formation of Magellan Midstream Holdings GP, LLC (filed as Exhibit 3.3 to Registration Statement on Form S-1 filed November 10, 2005).

*(d)	Third Amended and Restated Limited Liability Company Agreement of Magellan Midstream Holdings GP, LLC dated as of December 21, 2005 (filed as Exhibit 3.4 to Registration Statement on Form S-1/A filed December 22, 2005).

Exhibit 10

*(a)	Magellan Midstream Holdings Long-Term Incentive Plan dated February 15, 2006 (filed as Exhibit 10.1 on Form 8-K filed February 15, 2006).

*(b)	Magellan Pension Plan (filed as Exhibit 10.10 to Registration Statement on Form S-1/A filed January 24, 2006).

*(c)	Magellan 401(k) Plan (filed as Exhibit 10.11 to Registration Statement on Form S-1/A filed January 24, 2006).

*(d)	Amendment No. 1 to Magellan 401(k) Plan (filed as Exhibit 10.12 to Registration Statement on Form S-1/A filed January 24, 2006).

*(e)	Severance Pay Plan dated February 15, 2006 (filed as Exhibit 10.2 to Form 8-K filed February 15, 2006).

*(f)	Agreement for Transfer and Assumption of Sponsorship of Employee Benefit Plans dated December 24, 2005 between Magellan Midstream Holdings, L.P. and Magellan Midstream Holdings GP, LLC (filed as Exhibit 10.9 to Registration Statement on Form S-1/A filed January 24, 2006).

*(g)	Summary of Independent Director Compensation Program (filed as Exhibit 10.4 to Form 8-K filed February 15, 2006).

*(h)	New Omnibus Agreement dated June 17, 2003 among WEG Acquisitions, L.P., Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and The Williams Companies, Inc. (filed as Exhibit 10.3 to Registration Statement on Form S-1/A filed December 22, 2005).

*(i)	Services Agreement dated December 24, 2005 between Magellan Midstream Partners, L.P. and Magellan Midstream Holdings GP, LLC (filed as Exhibit 10.4 to Registration Statement on Form S-1/A filed January 24, 2006).

*(j)	Reimbursement Agreement dated December 24, 2005 between Magellan Midstream Holdings, L.P. and MGG Midstream Holdings, L.P. (filed as Exhibit 10.2 to Registration Statement on Form S-1/A filed December 22, 2005).

*(k)	Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.5 to Registration Statement on Form S-1/A filed December 22, 2005).

Exhibit No.	Description

*(l)	Amendment No. 1 dated May 5, 2003 to Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.6 to Registration Statement on Form S-1/A filed December 22, 2005).

*(m)	Amendment No. 2 dated January 6, 2004 to Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.7 to Registration Statement on Form S-1/A filed December 22, 2005).

*(n)	Amendment No. 3 dated May 26, 2004 to Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.8 to Registration Statement on Form S-1/A filed December 22, 2005).

*(o)	Working Capital Loan Agreement dated January 1, 2007 between Magellan Midstream Holdings, L.P. and MGG Midstream Holdings, L.P. (filed as Exhibit 10.1 to Form 8-K filed January 3, 2007).

*(p)	Magellan Midstream Holdings Director Deferred Compensation Plan effective January 1, 2007 (filed as Exhibit 10.1 to Form 8-K filed October 27, 2006).

Exhibit 14

*(a)	Code of Ethics dated January 30, 2006 by Don R. Wellendorf, principal executive officer (filed as Exhibit 14(a) to Form 10-K filed March 15, 2006).

*(b)	Code of Ethics dated January 30, 2006 by John D. Chandler, principal financial and accounting officer (filed as Exhibit 14(b) to Form 10-K filed March 15, 2006).

Exhibit 21	Subsidiaries of Magellan Midstream Holdings GP, LLC and Magellan Midstream Holdings, L.P.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31

(a)	Certification of Don R. Wellendorf, principal executive officer.

(b)	Certification of John D. Chandler, principal financial officer.

Exhibit 32

(a)	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

(b)	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

Exhibit 99	Magellan Midstream Holdings GP, LLC consolidated balance sheets at December 31, 2005 and 2004 and notes thereto.

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.