Form 10-Q
period 2007-03-31
MAGELLAN MIDSTREAM HOLDINGS LP
filed 2007-05-07
CIK 1246263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 4, 2007, there were outstanding 62,646,551 common units.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2007
Transportation and terminals revenues	$130,446	$143,385
Product sales revenues	148,896	148,663
Affiliate management fee revenue	173	173

Total revenues	279,515	292,221
Costs and expenses:
Operating	53,119	60,809
Product purchases	133,595	133,980
Depreciation and amortization	19,038	19,277
Affiliate general and administrative	15,503	18,229

Total costs and expenses	221,255	232,295
Equity earnings	719	763

Operating profit	58,979	60,689
Interest expense	13,602	14,222
Interest income	(1,456)	(911)
Interest capitalized	(204)	(897)
Debt placement fee amortization	488	456
Other expense	355	—
Minority interest expense	35,414	35,562

Income before income taxes	10,780	12,257
Provision for income taxes	—	724

Net income	$10,780	$11,533

Allocation of net income:
Portion applicable to ownership interests for the period before completion of initial public offering on February 15, 2006	$5,886	$—
Portion applicable to partners’ interest for the period after initial public offering	4,894	11,533

Net income	$10,780	$11,533

Allocation of net income applicable to partners’ interest for the period after initial public offering:
Limited partners’ interest	$5,094	$11,807
General partner’s interest	(200)	(274)

Net income applicable to partners’ interest for the period after initial public offering	$4,894	$11,533

Basic and diluted net income per limited partner unit	$0.08	$0.19

Weighted average number of limited partner units outstanding used for basic and diluted net income per unit calculation	62,647	62,649

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2006	March 31, 2007
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,977	$503
Restricted cash	5,283	10,620
Accounts receivable (less allowance for doubtful accounts of $51 at December 31, 2006 and March 31, 2007)	51,730	60,517
Other accounts receivable	47,208	47,543
Affiliate accounts receivable	71	135
Inventory	91,550	79,607
Other current assets	8,369	13,175

Total current assets	211,188	212,100
Property, plant and equipment	2,426,954	2,464,920
Less: accumulated depreciation	382,212	400,774

Net property, plant and equipment	2,044,742	2,064,146
Equity investments	24,087	23,750
Long-term receivables	7,239	7,124
Goodwill	11,902	11,902
Other intangibles (less accumulated amortization of $5,196 and $5,583 at December 31, 2006 and March 31, 2007, respectively)	8,633	8,246
Debt placement costs (less accumulated amortization of $6,914 and $7,370 at December 31, 2006 and March 31, 2007, respectively)	5,239	4,783
Other noncurrent assets	3,478	3,331

Total assets	$2,316,508	$2,335,382

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$55,549	$28,065
Affiliate payroll and benefits	18,847	7,406
Accrued interest payable	9,266	22,181
Accrued taxes other than income	17,460	17,583
Environmental liabilities	34,952	34,943
Deferred revenue	22,901	22,658
Accrued product purchases	63,098	45,791
Current portion of long-term debt	272,678	—
Other current liabilities	26,524	22,870

Total current liabilities	521,275	201,497
Long-term debt	518,609	858,022
Long-term affiliate pension and benefits	29,278	31,401
Other deferred liabilities	59,311	49,710
Environmental liabilities	22,260	25,714
Minority interests of subsidiary	1,114,843	1,117,718
Commitments and contingencies
Partners’ capital:
Partners’ capital	61,019	58,377
Accumulated other comprehensive loss	(10,087)	(7,057)

Total partners’ capital	50,932	51,320

Total liabilities and partners’ capital	$2,316,508	$2,335,382

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2006	2007
Operating Activities:
Net income	$10,780	$11,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,038	19,277
Debt placement fee amortization	488	456
Loss on sale and retirement of assets	394	862
Equity earnings	(719)	(763)
Distributions from equity investment	1,075	1,100
Equity method incentive compensation expense	—	537
Amortization of prior service cost and net actuarial loss	—	34
Minority interest expense	35,414	35,562
Changes in operating assets and liabilities:
Accounts receivable and other accounts receivable	(14,170)	(9,122)
Affiliate accounts receivable	(116)	(64)
Inventory	15,387	11,943
Accounts payable	352	(16,723)
Affiliate accounts payable	(119)	—
Affiliate payroll and benefits	(7,383)	(11,441)
Accrued interest payable	13,000	12,915
Accrued taxes other than income	(40)	123
Accrued product purchases	(11,045)	(17,307)
Restricted cash	(5,580)	(5,337)
Current and noncurrent environmental liabilities	(1,320)	3,445
Other current and noncurrent assets and liabilities	(4,726)	(5,582)

Net cash provided by operating activities	50,710	31,448
Investing Activities:
Property, plant and equipment:
Additions to property, plant and equipment	(24,479)	(39,356)
Proceeds from sale of assets	466	202
Changes in accounts payable	—	(10,761)
Prepaid construction costs from related party	2,500	—

Net cash used in investing activities	(21,513)	(49,915)
Financing Activities:
Distributions paid	(558,932)	(55,507)
Net borrowings under revolver	15,000	66,800
Borrowings on affiliate note	550	—
Capital contributions by affiliate	6,282	700
Sales of limited partner units to public (less underwriters’ commissions and payment of offering costs)	507,153	—
Other	16	—

Net cash provided by (used in) financing activities	(29,931)	11,993

Change in cash and cash equivalents	(734)	(6,474)
Cash and cash equivalents at beginning of period	36,563	6,977

Cash and cash equivalents at end of period	$35,829	$503

Supplemental non-cash financing activity:
Issuance of common units in settlement of 2004 long-term incentive plan awards	$—	$7,406

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation and Other

Organization and Basis of Presentation

Unless indicated otherwise, the terms “our”, “we”, “us” and similar language refer to Magellan Midstream Holdings, L.P. We are a Delaware limited partnership. Magellan Midstream Holdings GP, LLC (“MGG GP”) serves as our general partner and currently owns an approximate 0.01% general partner interest in us. MGG Midstream Holdings, L.P., currently owns approximately 28% of our limited partner units and the public owns approximately 72%. MGG Midstream Holdings, L.P. owns all of the membership interests of MGG GP.

We own 100% of Magellan GP, LLC. Magellan GP, LLC owns an approximate 2% general partner interest in Magellan Midstream Partners, L.P. (“MMP”) and all of MMP’s incentive distribution rights. Magellan GP, LLC serves as MMP’s general partner. Through our ownership of Magellan GP, LLC, we have control of and, therefore, consolidate MMP. We have no operations other than those of MMP and our operating cash flows are totally dependent upon MMP.

MMP, a publicly-traded Delaware partnership, together with its subsidiaries, owns and operates a petroleum products pipeline system, petroleum products terminals and an ammonia pipeline system.

In the opinion of management, our accompanying consolidated financial statements, which are unaudited except for the consolidated balance sheet as of December 31, 2006, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2007, and the results of operations and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

Other

Beginning in 2007, the state of Texas implemented a partnership-level tax based on a percentage of the financial results of MMP’s assets apportioned to the state of Texas. We reported our estimate of this tax as provision for income taxes on our consolidated statements of income.

2.	Initial Public Offering

On February 15, 2006, we completed an initial public offering of our limited partner units, in which we issued and sold 22.0 million of our limited partner units to the public, representing 35% of our limited partner units. The other 40.6 million units, representing 65% of our limited partner units, were owned by MGG Midstream Holdings, L.P.

We received gross proceeds of $539.0 million from the sale of the 22.0 million limited partner units to the public at a price of $24.50 per unit. Net proceeds were $506.8 million, after underwriter commissions of $28.3 million, legal, accounting and other professional fees of $2.6 million and a structuring fee of $1.3 million. The net proceeds were distributed to MGG Midstream Holdings, L.P.

3.	Allocation of Net Income

For purposes of both calculating earnings per unit and determining the capital balances of the general partner and the limited partners, the allocation of net income to our general partner and the limited partners was as follows (in thousands):

	Three Months Ended March 31,
	2006	2007
Net income	$10,780	$11,533
Portion of net income applicable to ownership interests for the period before completion of initial public offering on February 15, 2006	5,886	—

Portion of net income applicable to partners’ interest for the period after initial public offering	$4,894	$11,533

Allocation of net income (loss) applicable to partners’ interest for the period after initial public offering:
Portion applicable to partners’ interest for the period after initial public offering	$4,894	$11,533
Direct charges to general partner:
Reimbursable general and administrative costs	201	276

Income before direct charges to general partner	5,095	11,809
General partner’s share of distributions	.0141%	.0141%

General partner’s allocated share of net income before direct charges	1	2
Direct charges to general partner	(201)	(276)

Net loss allocated to general partner	$(200)	$(274)

Portion of net income applicable to partners’ interest for the period after initial public offering	$4,894	$11,533
Less: net loss allocated to general partner	(200)	(274)

Net income allocated to limited partners	$5,094	$11,807

Charges in excess of the general and administrative (“G&A”) expense cap represent G&A expenses charged against our income during each respective period for which we either have been or will be reimbursed by our general partner under the terms of a reimbursement agreement with our general partner. Consequently, these amounts have been charged directly against our general partner’s allocation of net income. We record these reimbursements by our general partner as capital contributions.

4.	Comprehensive Income

A reconciliation of net income to comprehensive income is provided in the table below (in thousands). For additional information on all of our derivative instruments, see Note 11 – Derivative Financial Instruments.

	Three Months Ended March 31,
	2006	2007
Net income	$10,780	$11,533
Change in fair value of product hedges	55	—
Change in fair value of cash flow hedges	—	2,943
Amortization of net loss on cash flow hedges	53	53
Amortization of prior service cost and net actuarial loss	—	34

Other comprehensive income	108	3,030

Comprehensive income	$10,888	$14,563

5.	Segment Disclosures

MMP’s reportable segments are strategic business units that offer different products and services. MMP’s segments are managed separately because each segment requires different marketing strategies and business knowledge. MMP’s management evaluates performance based upon segment operating margin, which includes revenues from affiliates and external customers, operating expenses, product purchases and equity earnings. Transactions between MMP’s business segments are conducted and recorded on the same basis as transactions with third-party entities.

MMP believes that investors benefit from having access to the same financial measures used by management. Operating margin, which is presented in the tables below, is an important measure used by management to evaluate the economic performance of MMP’s core operations. This measure forms the basis of MMP’s internal financial reporting and is used by its management in deciding how to allocate capital resources between segments. Operating margin is not a generally accepted accounting principles (“GAAP”) measure but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the tables below. Operating profit, alternatively, includes expense items, such as depreciation and amortization and G&A costs, that its management does not consider when evaluating the core profitability of MMP’s operations.

Beginning in 2007, commercial and operating responsibilities for MMP’s Dallas and Southlake, Texas inland terminals were transferred from the petroleum products terminals segment to the petroleum products pipeline system segment. As a result, historical financial results for MMP’s segments have been adjusted to conform to the current period’s presentation.

	Three Months Ended March 31, 2006
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total

Transportation and terminals revenues	$92,108	$34,371	$4,721	$(754)	$130,446
Product sales revenues	145,464	3,432	—	—	148,896
Affiliate management fee revenue	173	—	—	—	173

Total revenues	237,745	37,803	4,721	(754)	279,515
Operating expenses	40,816	11,567	2,242	(1,506)	53,119
Product purchases	131,576	2,146	—	(127)	133,595
Equity earnings	(719)	—	—	—	(719)

Operating margin	66,072	24,090	2,479	879	93,520
Depreciation and amortization	12,795	5,097	267	879	19,038
Affiliate G&A expenses	11,200	3,760	543	—	15,503

Segment profit	$42,077	$15,233	$1,669	$—	$58,979

	Three Months Ended March 31, 2007
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total

Transportation and terminals revenues	$107,545	$31,749	$4,915	$(824)	$143,385
Product sales revenues	144,265	4,398	—	—	148,663
Affiliate management fee revenue	173	—	—	—	173

Total revenues	251,983	36,147	4,915	(824)	292,221
Operating expenses	42,809	13,931	5,536	(1,467)	60,809
Product purchases	131,426	2,682	—	(128)	133,980
Equity earnings	(763)	—	—	—	(763)

Operating margin	78,511	19,534	(621)	771	98,195
Depreciation and amortization	12,700	5,533	273	771	19,277
Affiliate G&A expenses	12,965	4,625	639	—	18,229

Segment profit	$52,846	$9,376	$(1,533)	$—	$60,689

6.	Related Party Disclosures

Affiliate Entity Transactions

MMP has a 50% ownership interest in Osage Pipe Line Company, LLC (“Osage Pipeline”) and is paid a management fee for its operation. During both the three months ended March 31, 2006 and 2007, MMP received operating fees from Osage Pipeline of $0.2 million, which we reported as affiliate management fee revenue.

The following table summarizes affiliate costs and expenses that are reflected in the accompanying consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2006	2007
MGG GP - allocated operating expenses	$17,712	$19,203
MGG GP - allocated G&A expenses	$9,894	$10,453

Under a services agreement between MMP and MGG GP, we and MMP reimburse MGG GP for the costs of employees necessary to conduct our operations and administrative functions. The affiliate payroll and benefits accruals associated with this agreement at December 31, 2006 and March 31, 2007 were $18.8 million and $7.4 million, respectively. The long-term affiliate pension and benefits accrual associated with this agreement at December 31, 2006 and March 31, 2007 was $29.3 million and $31.4 million, respectively. We and MMP settle our affiliate payroll, payroll-related expenses and non-pension postretirement benefit costs with MGG GP on a monthly basis. We settle our allocations for payroll and payroll-related expenses with MMP on a monthly basis. MMP settles its long-term affiliate pension liabilities through payments to MGG GP when MGG GP makes contributions to its pension funds.

We have agreed to reimburse MMP for G&A expenses (excluding equity-based compensation) in excess of a G&A cap as defined in MMP’s omnibus agreement. We do not expect our reimbursements to MMP under this agreement to extend beyond 2008. The amount of G&A costs required to be reimbursed to MMP was $0.4 million and $0.3 million for the three months ended March 31, 2006 and 2007, respectively. The owner of our general partner reimburses us for the same amounts we reimburse to MMP for these excess G&A expenses. We record these reimbursements as a capital contribution from our general partner.

A former affiliate of MMP had indemnified MMP against certain environmental costs. The environmental indemnifications MMP had with its former affiliate were settled during 2004. We had recorded receivables from MMP’s former affiliate associated with the indemnification settlement of $33.9 million and $34.5 million at December 31, 2006 and March 31, 2007, respectively. See Note 12—Commitments and Contingencies for additional discussion of this agreement.

On February 15, 2006, we entered into a $5.0 million revolving credit facility with MGG Midstream Holdings, L.P. as the lender. There were no borrowings outstanding under this facility when it matured on December 31, 2006. In January 2007, we entered into another facility with MGG Midstream Holdings, L.P. with similar terms that matures on December 31, 2007. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility bear interest at LIBOR plus 2.0%. We pay a commitment fee to MGG Midstream Holdings, L.P. on the unused portion of the working capital facility of 0.3% annually. Borrowings under this facility are non-recourse to our general partner. At March 31, 2007, there were no borrowings under this facility.

Other Related Party Transactions

We are partially owned by an affiliate of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”). During 2006 and through January 30, 2007, one or more of the members of Magellan GP, LLC’s and our general partner’s eight-member boards of directors were representatives of CRF. Our general partner’s board of directors and Magellan GP, LLC’s board of directors have adopted procedures internally to assure that MMP’s proprietary and confidential information is protected from disclosure to competing companies in which CRF owns an interest. As part of these procedures, CRF agreed that none of its representatives would serve on our or Magellan GP, LLC’s board of directors and on the boards of directors of competing companies in which CRF owns an interest. CRF is part of an investment group that has agreed to purchase Kinder Morgan, Inc. To alleviate competitive concerns the Federal Trade Commission (“FTC”) raised regarding the transaction, CRF agreed with the FTC to remove their representatives from our general partner’s board of directors and Magellan GP, LLC’s board of directors upon the closing of the purchase of Kinder Morgan, Inc. This agreement was announced on January 25, 2007. As of January 30, 2007, all of the representatives of CRF voluntarily resigned from the boards of directors of our general partner and Magellan GP, LLC.

CRF has total combined general and limited partner interests in SemGroup, L.P. (“SemGroup”) of approximately 30%. One of the members of the seven-member board of directors of SemGroup’s general partner is a representative of CRF, with three votes on that board. Through its affiliates, MMP is a party to a number of arms-length transactions with SemGroup and its affiliates. As a result of the voluntary resignation of the CRF representatives from our general partner’s board of directors and Magellan GP, LLC’s board of directors as of January 30, 2007, MMP no longer classifies SemGroup as a related party for accounting purposes. A summary of MMP’s transactions with SemGroup during the first quarter of 2006 and during the period of the current quarter in which SemGroup was classified as a related party is provided in the following table (in millions):

	Three Months Ended March 31, 2006	January 1, 2007 Through January 30, 2007

Product sales revenues	$28.2	$20.5
Product purchases	11.0	14.5
Terminalling and other services revenues	1.6	0.3
Storage tank lease revenues	0.8	0.4
Storage tank lease expense	0.2	0.1

In addition to the above, MMP provides common carrier transportation services to SemGroup. As of December 31, 2006, MMP had recognized a receivable of $4.0 million from and a payable of $18.8 million to SemGroup and its affiliates. The receivable was included with the trade accounts receivable amount and the payable was included with the accounts payable amount on our December 31, 2006 consolidated balance sheet.

In February 2006, we signed an agreement with an affiliate of SemGroup under which we agreed to construct two 200,000 barrel tanks on our property at El Dorado, Kansas, to sell these tanks to SemGroup’s affiliate and to lease these tanks back under a 10-year operating lease. Through March 31, 2006, MMP received $2.5 million associated with this transaction from SemGroup’s affiliate, which was reported as prepaid construction costs from related party on our consolidated statement of cash flows. MMP received no funds associated with this transaction during the period of the current quarter in which SemGroup was classified as a related party.

Magellan GP, LLC’s board of directors appointed John P. DesBarres as an independent board member. Mr. DesBarres currently serves as a board member for American Electric Power Company, Inc. of Columbus, Ohio. During the three months ended March 31, 2006 and 2007, MMP’s operating expenses included $0.7 million and $0.6 million, respectively, of power costs incurred with Public Service Company of Oklahoma, which is a subsidiary of American Electric Power Company, Inc. MMP had no amounts payable to or receivable from Public Service Company of Oklahoma or American Electric Power Company, Inc. at either December 31, 2006 or March 31, 2007.

Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, Magellan GP, LLC receives approximately 50% of any incremental cash distributions per MMP limited partner unit. Because we own Magellan GP, LLC, we benefit from these distributions. As of March 31, 2007, the executive officers of our general partner collectively own approximately 2.9% of MGG Midstream Holdings, L.P., the owner of our general partner, and therefore also indirectly benefit from these distributions. Assuming MMP has sufficient available cash to continue to pay distributions on all of its outstanding units for four quarters at its current quarterly distribution level of $0.61625 per unit, Magellan GP, LLC would receive annual distributions of approximately $68.4 million on its combined general partner interest and incentive distribution rights.

7.	Inventory

Inventory at December 31, 2006 and March 31, 2007 was as follows (in thousands):

	December 31, 2006	March 31, 2007
Refined petroleum products	$45,839	$33,138
Natural gas liquids	28,848	30,457
Transmix	14,449	12,509
Additives	2,026	3,115
Other	388	388

Total inventory	$91,550	$79,607

8.	Equity Investment

MMP uses the equity method to account for its 50% ownership interest in Osage Pipeline. The remaining 50% interest is owned by National Cooperative Refining Association in McPherson, Kansas (“NCRA”). The 135-mile Osage pipeline transports crude oil from Cushing, Oklahoma to El Dorado, Kansas and has connections to the NCRA refinery and the Frontier refinery in El Dorado, Kansas. MMP’s agreement with NCRA calls for equal sharing of Osage Pipeline’s net income. Income from MMP’s equity investment in Osage Pipeline is included with MMP’s petroleum products pipeline system segment. Summarized financial information for Osage Pipeline for the three months ended March 31, 2006 and 2007 is presented below (in thousands):

	Three Months Ended March 31,
	2006	2007
Revenues	$3,288	$3,520
Net income	$1,770	$1,858

Condensed balance sheets for Osage Pipeline as of December 31, 2006 and March 31, 2007 are presented below (in thousands):

	December 31, 2006	March 31, 2007
Current assets	$5,015	$4,759
Noncurrent assets	$4,278	$4,227
Current liabilities	$697	$731
Members’ equity	$8,596	$8,255

A summary of MMP’s equity investment in Osage Pipeline is as follows (in thousands):

	Three Months Ended March 31,
	2006	2007
Investment at beginning of period	$24,888	$24,087
Earnings in equity investment:
Proportionate share of earnings	885	929
Amortization of excess investment	(166)	(166)

Net earnings in equity investment	719	763
Cash distributions	(1,075)	(1,100)

Equity investment at end of period	$24,532	$23,750

MMP’s initial investment in Osage Pipeline included an excess net investment amount of $21.7 million, which is being amortized over the average lives of Osage Pipeline’s assets. Excess investment is the amount by which MMP’s initial investment exceeded MMP’s proportionate share of the book value of the net assets of the investment. The unamortized excess net investment amount at December 31, 2006 and March 31, 2007 was $19.8 million and $19.6 million, respectively, and represents additional value of the underlying identifiable assets.

9.	Employee Benefit Plans

MGG GP sponsors a pension plan for union employees, a pension plan for non-union employees and a postretirement benefit plan for selected employees. The following table presents our consolidated net periodic benefit costs related to these plans during the three months ended March 31, 2006 and 2007 (in thousands):

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2007
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$1,229	$140	$1,474	$124
Interest cost	541	270	634	225
Expected return on plan assets	(558)	—	(573)	—
Amortization of prior service cost (credit)	77	39	77	(213)
Amortization of actuarial loss	252	115	59	111

Net periodic benefit cost	$1,541	$564	$1,671	$247

10.	Debt

Consolidated debt at December 31, 2006 and March 31, 2007 was as follows (in thousands):

	December 31, 2006	March 31, 2007
Magellan Pipeline notes	$272,678	$272,660
Revolving credit facility	20,500	87,300
6.45% Notes due 2014	249,589	249,599
5.65% Notes due 2016	248,520	248,463

Total debt	$791,287	$858,022

MMP’s debt and the debt of its consolidated subsidiaries is non-recourse to its general partner and to us.

Magellan Midstream Holdings, L.P. Debt:

Affiliate note payable. On February 15, 2006, we entered into a $5.0 million revolving credit facility with MGG Midstream Holdings, L.P. as the lender. There were no borrowings outstanding under this facility when it matured on December 31, 2006. In January 2007 we entered another facility with MGG Midstream Holdings, L.P. with similar terms that matures on December 31, 2007. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility bear interest at LIBOR plus 2.0%. We pay a commitment fee to MGG Midstream Holdings, L.P. on the unused portion of the working capital facility of 0.3% annually. Borrowings under this facility are non-recourse to our general partner. At March 31, 2007, there were no borrowings outstanding under this facility.

MMP Debt:

Magellan Pipeline Notes. In connection with the long-term financing of MMP’s acquisition of Magellan Pipeline Company, L.P. (“Magellan Pipeline”), MMP and Magellan Pipeline entered into a note purchase agreement on October 1, 2002. As of March 31, 2007, $272.6 million of senior notes were outstanding pursuant to this agreement. The original maturity date of the notes was October 7, 2007; however, MMP repaid these notes on May 3, 2007 primarily with net proceeds from a $250.0 million public offering of 30-year senior notes (see Note 16—Subsequent Events). The outstanding principal amount of the notes at December 31, 2006 and March 31, 2007 was decreased by $1.8 million and $1.1 million, respectively, for the fair value of associated hedges (see Note 11–Derivative Financial Instruments). The remaining difference between the face value and the reported value of these notes is the unamortized step-up in value of $1.9 million and $1.2 million at December 31, 2006 and March 31, 2007, respectively. The notes were stepped-up to fair value for our ownership interest of MMP, which we acquired in June 2003. The carrying amount of these notes was included in long-term debt on our March 31, 2007 consolidated balance sheet since these notes have been refinanced with debt having maturities of longer than twelve months. The interest rate of the notes was fixed at 7.7%. However, including the impact of the associated fair value hedges, which effectively swapped $250.0 million of the fixed-rate notes to floating-rate debt, and the effect of the amortization of the fair value step-up adjustment on long-term debt, the weighted-average interest rate for the notes was 7.5% and 7.7% at March 31, 2006 and 2007, respectively. MMP made deposits in an escrow account in anticipation of semi-annual interest payments on these notes. These deposits of $5.3 million at December 31, 2006 and $10.6 million at March 31, 2007 were reflected as restricted cash on our consolidated balance sheet.

Revolving Credit Facility. The borrowing capacity under MMP’s revolving credit facility is $400.0 million, which matures in May 2011. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.3% to 0.8% based on MMP’s credit ratings and amounts outstanding under the facility. As of March 31, 2007, $87.3 million was outstanding under this facility, and $1.1 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets. The weighted-average interest rate on the revolver at March 31, 2006 and 2007 was 5.5% and 5.8%, respectively.

6.45% Notes due 2014. On May 25, 2004, MMP sold $250.0 million aggregate principal of 6.45% notes due June 1, 2014 in an underwritten public offering. The notes were issued for the discounted price of 99.8%, or $249.5 million, and the discount is being accreted over the life of the notes. Including the impact of the amortization of the realized gains on the interest hedges associated with these notes (see Note 11–Derivative Financial Instruments), the effective interest rate of these notes is 6.3%. Interest is payable semi-annually in arrears on June 1 and December 1 of each year.

5.65% Notes due 2016. On October 15, 2004, MMP issued $250.0 million of senior notes due 2016. The notes were issued for the discounted price of 99.9%, or $249.7 million, and the discount is being accreted over the life of the notes. Including the impact of hedges associated with these notes (see Note 11–Derivative Financial Instruments), the weighted-average interest rate of these notes at March 31, 2006 and March 31, 2007 was 5.9% and 6.1%, respectively. Interest is payable semi-annually in arrears on April 15 and October 15 of each year. The outstanding principal amount of the notes was decreased by $1.2 million and $1.3 million at December 31, 2006 and March 31, 2007, respectively, for the fair value of the associated hedge.

11.	Derivative Financial Instruments

We and MMP use interest rate derivatives to help us manage interest rate risk. The following table summarizes hedges MMP had settled as of March 31, 2007 associated with various debt offerings (dollars in millions):

Hedge	Date	Gain/(Loss)	Amortization Period
Interest rate hedge	October 2002	$(1.0)	Remaining life of Magellan Pipeline notes
Interest rate swaps and treasury lock	May 2004	5.1	10-year life of 6.45% notes
Interest rate swaps	October 2004	(6.3)	12-year life of 5.65% notes

In addition to the above, MMP has entered into the following interest rate swap agreements:

•

During May 2004, MMP entered into certain interest rate swap agreements to hedge against changes in the fair value of a portion of the Magellan Pipeline senior notes. MMP accounted for these agreements as fair value hedges. The notional amounts of the interest rate swap agreements total $250.0 million. Under the terms of the interest rate swap agreements, MMP receives 7.7% (the weighted-average interest rate of the outstanding Magellan Pipeline senior notes) and pays LIBOR plus 3.4%. The fair value of the instrument associated with this hedge at December 31, 2006 was $(1.8) million, which was recorded to other current liabilities and current portion of long-term debt. The fair value of the instrument associated with this hedge at March 31, 2007 was $(1.1) million, which was recorded to other current liabilities and long-term debt. MMP unwound these agreements on May 3, 2007 in conjunction with the repayment of Magellan Pipeline notes (see Note 16—Subsequent Events).

•

In October 2004, MMP entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016 which were issued in October 2004. MMP accounted for this agreement as a fair value hedge. The notional amount of this agreement is $100.0 million and effectively converts $100.0 million of MMP’s 5.65% fixed-rate senior notes issued in October 2004 to floating-rate debt. Under the terms of the agreement, MMP receives the 5.65% fixed rate of the notes and pays LIBOR plus 0.6%. The agreement began on October 15, 2004 and terminates on October 15, 2016, which is the maturity date of the related notes. Payments settle in April and October each year with LIBOR set in arrears. During each period MMP records the impact of this swap based on its best estimate of LIBOR. Any differences between actual LIBOR determined on the settlement date and MMP’s estimate of LIBOR results in an adjustment to interest expense. A 0.25% change in LIBOR would result in an annual adjustment to interest expense of $0.3 million associated with this hedge. The fair value of this hedge at December 31, 2006 and March 31, 2007, was $(1.2) million and $(1.3) million, respectively, which was recorded to other deferred liabilities and long-term debt.

•

In September and November 2006, MMP entered into forward starting interest rate swap agreements to hedge against the variability of future interest payments on $250.0 million of debt MMP expected to issue in 2007. The interest rate swap agreements were unwound and settled in April 2007, in conjunction with MMP’s public debt offering of $250.0 million of senior notes (see Note 16—Subsequent Events for further discussion of this matter). MMP accounted for these agreements as cash flow hedges. The fair value of these agreements at December 31, 2006 and March 31, 2007 was $0.2 million and $3.2 million, respectively, which was recorded to other current assets and other comprehensive income. These agreements had no impact on cash flows for the quarter ending March 31, 2007.

MMP also uses derivatives to help manage its product purchases and sales. Derivatives that qualify for and are designated as normal purchases and sales are accounted for using traditional accrual accounting. As of March 31, 2007, MMP had commitments under future contracts for product purchases that will be accounted for as normal purchases totaling approximately $10.3 million. Additionally, MMP had commitments under future contracts for product sales that will be accounted for as normal sales totaling approximately $51.3 million.

12.	Commitments and Contingencie s

Environmental Liabilities. Liabilities recognized for estimated environmental costs were $57.2 million and $60.7 million at December 31, 2006 and March 31, 2007, respectively. Environmental liabilities have been classified as current or noncurrent based on management’s estimates regarding the timing of actual payments for all other environmental liabilities. Management estimates that expenditures associated with these environmental remediation liabilities will be paid over the next ten years.

During the third quarter of 2006, MMP entered into an agreement with a contractor pursuant to which the contractor assumed the responsibility for the remediation of certain of MMP’s environmental sites in exchange for $14.0 million to be paid over the next 10 years. Further, the agreement required the contractor to purchase a cost cap insurance policy, under which MMP is an additional named insured. The cost of this policy was $2.2 million, which MMP was required to pay. At the time MMP entered into this agreement, MMP adjusted its environmental liabilities associated with these sites to $11.9 million, which represented the discounted amount of the cash payments to be made to this contractor. MMP discounted this liability as management believed the amount and timing of cash payments to be made under this agreement were reliably determinable as defined in Statement of Position 96-1. Due to a number of factors, during first-quarter 2007 MMP determined that the exact timing of the payments to be made under this agreement were no longer reliably determinable. As a result, MMP increased the liability to its undiscounted amount and recognized expense of $1.7 million.

MMP’s environmental liabilities include, among other items, accruals for the items discussed below:

EPA Issue. In July 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act (the “Act”) served an information request to a former affiliate of MMP with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on Magellan Pipeline, which MMP subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. MMP responded to the March 2004 information request in a timely manner and has entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. MMP has accrued an amount for this matter based on its best estimates that is less than $22.0 million. Most of the amounts MMP has accrued for this matter were included as part of the environmental indemnification settlement MMP reached with its former affiliate (see Indemnification Settlement discussion below). Due to the uncertainties described above, it is reasonably possible that the amounts MMP has recorded for this environmental liability could change in the near term. MMP is in ongoing negotiations with the EPA; however, it is unable to determine what its ultimate liability could be for this matter. Adjustments from amounts MMP currently has recorded to the final settlement amounts reached with the EPA could be material to our and MMP’s results of operations and cash flows.

Kansas City, Kansas Release. During the second quarter of 2005, MMP experienced a line break and release of approximately 2,900 barrels of product on its petroleum products pipeline near its Kansas City, Kansas terminal. As of March 31, 2007, MMP has estimated remediation costs associated with this release of approximately $2.8 million. Through March 31, 2007, MMP has spent $1.9 million on remediation associated with this release and, as of March 31, 2007, has recorded associated environmental liabilities of $0.9 million. MMP recognized a receivable of $1.2 million from its insurance carrier for this matter. MMP will include this release with the 32 other releases discussed in EPA Issue above in negotiating any penalties or other injunctive relief that might be assessed.

Independence, Kansas Release. During the first quarter of 2006, MMP experienced a line break and release of approximately 3,200 barrels of product on its petroleum products pipeline near Independence, Kansas. As of March 31, 2007, MMP has estimated remediation costs associated with this release of approximately $5.1 million. Through March 31, 2007, MMP has spent $3.0 million on remediation associated with this release and, as of March 31, 2007, has recorded associated environmental liabilities of $2.1 million and a receivable of $3.6 million from its insurance carrier. MMP will include this release with the 32 other releases discussed in EPA Issue above in negotiating any penalties or other injunctive relief that might be assessed.

Polychlorinated Biphenyls (“PCB”) Impacts. MMP has identified PCB impacts at one of its petroleum products terminals that it is in the process of delineating. It is possible that in the near term, after MMP’s delineation process is complete, the PCB contamination levels could require corrective actions. MMP is unable to determine at this time what these corrective actions and associated costs might be. These items would have been considered covered by the indemnity agreement settled in May 2004 (see Indemnification Settlement below), however, the costs of these corrective actions could be material to our and MMP’s results of operations and cash flows.

Blair, Nebraska and Kingman, Kansas Ammonia Releases. In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by MMP and operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third party operator of our ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million. In March 2007, MMP received a demand from the third party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third party operator constituted violations of federal criminal statutes. We and MMP do not believe MMP has an obligation to indemnify or defend the third party operator against the DOJ criminal investigations. The DOJ stated in its notice to MMP that it does not expect MMP or the third party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for this matter based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and third party operator regarding these two releases; however, MMP is unable to determine what its ultimate liability could be for this matter.

Indemnification Settlement. Prior to May 2004, The Williams Companies, Inc. (“Williams”), the former owner of MMP’s general partner, had agreed to indemnify MMP against, among other things, certain environmental losses associated with assets that were contributed to MMP at the time of its initial public offering or which MMP subsequently acquired from Williams. In May 2004, Magellan GP, LLC entered into an agreement with Williams under which Williams agreed to pay MMP $117.5 million to release it from these indemnifications. Pursuant to this agreement, MMP received $35.0 million, $27.5 million and $20.0 million on July 1, 2004, 2005 and 2006, respectively, and expects to receive a final payment of $35.0 million in July 2007. While the settlement agreement releases Williams from its environmental and certain indemnifications, other indemnifications remain in effect. These remaining indemnifications cover issues involving employee benefits matters, rights-of-way, easements and real property, including asset titles, and unlimited losses and damages related to tax liabilities.

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

Our receivable balance with Williams at December 31, 2006 and March 31, 2007 was $33.9 million and $34.5 million, respectively. We contribute to MMP all amounts received pursuant to the environmental indemnification settlement. As of December 31, 2006 and March 31, 2007, known liabilities that would have been covered by this indemnity agreement were $45.7 million and $46.9 million, respectively. Through March 31, 2007, MMP has spent $33.6 million of the $117.5 million indemnification settlement amount for indemnified matters, including $14.2 million of capital costs. The cash MMP has received from the indemnity settlement is not reserved and has been used by MMP for its various other cash needs, including expansion capital spending.

Environmental Receivables. MMP had recognized receivables from insurance carriers related to environmental matters of $5.9 million and $6.1 million at December 31, 2006 and March 31, 2007, respectively.

Unrecognized product gains. MMP’s operations generate product overages and shortages. When MMP experiences net product shortages, it recognizes expense for those losses in the periods in which they occur. When MMP experiences net product overages, it has product on hand for which it has no cost basis. Therefore, these net overages are not recognized in our or MMP’s financial statements until the associated barrels are either sold or used to offset product losses. The combined net unrecognized product overages for MMP’s operations had a market value of approximately $15.6 million as of March 31, 2007. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

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

MMP’s general partner has also adopted a long-term incentive plan (the “MMP LTIP”) for certain employees who perform services for MMP and directors of MMP’s general partner. The MMP LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate of 1.4 million MMP limited partner units (see Note 16—Subsequent Events for further discussion of this matter). The compensation committee of MMP’s general partner’s board of directors (the “MMP Compensation Committee”) administers the MMP LTIP.

The MMP LTIP awards discussed below are subject to forfeiture if employment is terminated for any reason other than for retirement, death or disability prior to the vesting date. If an award recipient retires, dies or becomes disabled prior to the end of the vesting period, the recipient’s award grant will be prorated based upon the completed months of employment during the vesting period and the award will be paid at the end of the vesting period. The award grants do not have an early vesting feature except under certain circumstances following a change in control of MMP’s general partner.

In February 2004, MMP’s Compensation Committee approved approximately 159,000 unit award grants pursuant to the MMP LTIP. These units vested on December 31, 2006 and, because MMP exceeded certain performance metrics, the actual number of units awarded with this grant totaled approximately 285,000. The value of these units on December 31, 2006 was $11.0 million. MMP settled these award grants in January 2007 by issuing 184,905 MMP limited partner units and distributing those units to the participants. The difference between the units issued to the participants and the total units accrued for represented the minimum tax withholdings associated with this award settlement. MMP paid associated tax withholdings and employer taxes of $3.9 million and $0.5 million, respectively, in January 2007, which MMP intends to finance with funds from its next equity offering.

In February 2005, MMP’s Compensation Committee approved approximately 160,600 MMP unit awards pursuant to the MMP LTIP. The actual number of MMP limited partner units that will be awarded under this grant are based on the attainment of long-term performance metrics. The number of MMP limiter partner units that could ultimately be issued under this award ranges from zero units up to a total of 297,200 as adjusted for estimated forfeitures and retirements; however, the awards are also subject to personal and other performance components which could increase or decrease the number of units to be paid out by as much as 20%. The units will vest on December 31, 2007. As of March 31, 2007, approximately 11,300 award grants had been forfeited and MMP estimates an additional 700 will be forfeited prior to the vesting date. MMP has estimated the number of units that will be awarded under this grant to be approximately 282,300, the fair value of which was $12.7 million on March 31, 2007. Unrecognized estimated compensation expense associated with these award grants as of March 31, 2007 was $3.2 million, which will be recognized over the next 9 months. There was no impact on our cash flows associated with these award grants during the first quarter of 2006 and 2007.

During 2006, MMP’s Compensation Committee approved approximately 178,500 unit award grants pursuant to MMP’s long-term incentive plan. There was no impact on our cash flows associated with these award grants during the first quarter of 2006 and 2007. These award grants are being accounted for as follows:

•

Approximately 139,700 are based on the attainment of long-term performance metrics. These units vest on December 31, 2008. The number of units that could ultimately vest under this component of the award ranges from zero to approximately 258,500 as adjusted for expected forfeitures and retirements. We have accounted for these award grants using the equity method. The weighted-average fair value of the awards on the grant date was $24.67 per unit, which was based on MMP’s unit price on the grant date less the present value of the per-unit estimated cash distributions during the vesting period. As of March 31, 2007, approximately 8,500 award grants had been forfeited and MMP expects an additional 2,000 will be forfeited prior to the vesting date. MMP increased its estimate of the number of payout units under this grant to approximately 232,700 because management believes MMP will achieve above-standard results compared to the established performance metrics. The value of these award grants was $5.7 million on March 31, 2007, and the unrecognized compensation cost on that date was $3.5 million, which will be recognized over the next 21 months.

•

Approximately 34,900 are based on personal performance and payouts will be determined by the MMP Compensation Committee. These units vest on December 31, 2008. The number of units that could ultimately vest under this component of the award ranges from zero to approximately 64,600 as adjusted for expected forfeitures and retirements. We have accounted for these award grants using the liability method; consequently, compensation expense recognized is based on the fair value of the unit awards and the percentage of the service period completed at each period end. As of March 31, 2007, approximately 2,100 award grants had been forfeited and MMP expects an additional 500 will be forfeited prior to the vesting date. MMP increased its estimate of the number of payout units under this grant to approximately 58,200 because management believes MMP’s Compensation Committee will approve above-standard discretionary payouts as they have historically done when above-standard financial results are achieved. The fair value of these award grants was $2.5 million on March 31, 2007, and the unrecognized estimated compensation cost on that date was $1.5 million, which will be recognized over the next 21 months.

•

An additional 3,800 award grants have been issued with various vesting dates. As of March 31, 2007, approximately 2,600 award grants have been forfeited. MMP uses the equity method to account for most of these award grants. The value of these award grants was $0.1 million on March 31, 2007, and the unrecognized estimated compensation cost on that date was less than $0.1 million, which will be recognized over the next 9 months.

In January 2007, MMP’s Compensation Committee approved approximately 147,900 unit award grants pursuant to the long-term incentive plan. There was no impact on our cash flows from the award grants during the current quarter. These award grants have a three-year vesting period which will end on December 31, 2009; however, the grants are broken equally into three specific tranches. Under the first tranche, 80% of the payouts are based on performance metrics set for the 2007 fiscal year. Under the second and third tranches, 80% of the payouts will be based on performance metrics that will be established in the first quarter of each respective year. Under all three tranches, 20% of the payouts are based on personal performance with payouts determined by the MMP Compensation Committee. These awards are being accounted for as follows:

•

Approximately 39,500 of the unit awards are based on attainment of 2007 performance metrics. The number of units that could ultimately vest under this component of the award ranges from zero to approximately 75,300 units as adjusted for expected forfeitures and retirements. MMP has accounted for these award grants using the equity method. The fair value of the awards on the grant date was $32.31 per unit, which was based on MMP’s closing unit price on January 29, 2007, less the present value of the per-unit estimated cash distributions during the vesting period. MMP currently estimates that it will achieve a standard payout; therefore, MMP’s current compensation expense accruals assumed that 37,700 units will vest under this award grant, the fair value of which on March 31, 2007 was $1.2 million. The unrecognized compensation cost on that date was $1.1 million, which will be recognized over the next 33 months.

•

Approximately 9,800 of the unit awards are based on personal performance. The number of units that could ultimately vest under this component of the award ranges from zero to approximately 18,800 units as adjusted for expected forfeitures and retirements. MMP has accounted for these award grants using the liability method; therefore, the compensation expense MMP recognizes is based on the fair value of unit awards and the percentage of the service period completed at each period end. The fair value of the unit awards at March 31, 2007 was $39.86 per unit. MMP currently estimates that it will achieve a standard payout; therefore, MMP’s current compensation expense accruals assumed that 9,400 units will vest under this award grant. The fair value of these unit awards on March 31, 2007 was $0.4 million of which less than $0.1 million has been recognized as compensation expense. The estimated unrecognized compensation expense will be recognized over the next 33 months.

MMP’s equity-based incentive compensation expense for the three months ended March 31, 2006 and 2007 is summarized as follows (in thousands):

	Three Months Ended March 31,
	2006	2007
2003 awards	$(86)	$—
October 2003 awards	(3)	—
January 2004 awards	(4)	—
2004 awards	682	519
2005 awards	751	2,290
2006 awards	189	743
2007 awards	—	98

Total	$1,529	$3,650

1 4.	Distributions

Distributions paid by MMP during 2006 and 2007 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Common Units	Subordinated Units	General Partner	Total Cash Distribution
02/14/06	$0.55250	$33,526	$3,138	$12,839	$49,503
05/15/06	0.56500	37,494	—	13,668	51,162
08/14/06	0.57750	38,323	—	14,498	52,821
11/14/06	0.59000	39,153	—	15,327	54,480

Total	$2.28500	$148,496	$3,138	$56,332	$207,966

02/14/07	$0.60250	$40,094	$—	$16,197	$56,291
05/15/07(a)	0.61625	41,009	—	17,112	58,121

Total	$1.21875	$81,103	$—	$33,309	$114,412

(a)	Magellan GP, LLC declared this cash distribution on April 25, 2007 to be paid on May 15, 2007 to unitholders of record at the close of business on May 8, 2007.

Distributions we made to our affiliate owners prior to our becoming a public company are as follows:

Date Distribution Paid	Amount
2006
January	$74
February	522,194

Total	$522,268

Distributions we made subsequent to our becoming a public company are as follows (in thousands, except per unit amounts):

Payment Date	Distribution Amount	Common Units	General Partner	Total Cash Distribution
05/15/06 (a)	$0.20800	$13,031	$1	$13,032
08/14/06	0.22000	13,782	1	13,783
11/14/06	0.23300	14,597	1	14,598

Total	$0.66100	$41,410	$3	$41,413

02/14/07	$0.24600	$15,411	$2	$15,413
05/15/07 (b)	0.26150	16,382	2	16,384

Total	$0.50750	$31,793	$4	$31,797

(a)	MGG GP declared a cash distribution of $0.208 associated with the first quarter of 2006. The distribution paid to our public unitholders for that quarter was prorated for the 45-days that we were a public entity, or $0.104 per unit.
(b)	MGG GP declared this cash distribution on April 26, 2007 to be paid on May 15, 2007, to unitholders of record at the close of business on May 8, 2007.

Total distributions paid to outside and affiliate owners by us and MMP are determined as follows (in thousands):

	Three Months Ended March 31,
	2006	2007
Cash distributions paid by MMP	$49,503	$56,291
Less distributions paid by MMP to its general partner	12,839	16,197

Distributions paid by MMP to outside owners	36,664	40,094
Distributions we paid to our affiliate owners before we became a public company	522,268	—
Distributions paid after our initial public offering	—	15,413

Total distributions	$558,932	$55,507

15.	Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years; however, earlier application was encouraged. We have elected to adopt SFAS No. 157 effective January 1, 2007. Our fair value measurements as of March 31, 2007 using significant other observable inputs for interest rate swap derivatives and forward starting interest rate swap derivatives were $(3.7) million and $3.2 million, respectively.

16.	S ubsequent Events

On April 3, 2007, we entered into a Common Unit Purchase Agreement (the “Purchase Agreement”) in connection with the direct sale of 23,305,355 common units (the “Purchased Units”) representing limited partner interests in us by MGG Midstream Holdings, L.P. to a number of purchasers (the “Purchasers”). We did not receive any of the proceeds of this sale. In this Purchase Agreement, we made certain representations and warranties to the Purchasers regarding the validity of the common units and the status of our partnership.

Also on April 3, 2007, we entered into a Registration Rights Agreement with the purchasers of the common units (the “Registration Rights Agreement”) as required by the Purchase Agreement. The Registration Rights Agreement requires us to file a shelf registration statement with the Securities and Exchange Commission (the “SEC”) by June 2, 2007, providing for the resale from time to time of the Purchased Units held by the Purchasers. If this registration statement is not declared effective by the SEC on or before October 31, 2007, the Purchasers will be entitled to liquidated damages. The liquidated damages are calculated as follows: (i) for each 30-day period during the 60-day period following October 31, 2007, 0.25% times $24.50 times the number of common units held by each Purchaser, (ii) for each 30-day period during the 60-day period following December 30, 2007, 0.50% times $24.50 times the number of common units held by each Purchaser, (iii) for each 30-day period during the 60-day period following February 28, 2008, 0.75% times $24.50 times the number of common units held by each Purchaser, and (iv) for each 30-day period following April 29, 2008, 1.00% times $24.50 times the number of common units held by each Purchaser. The total of the liquidated damages for each Purchaser is capped at 10% times $24.50 times the number of common units held by that Purchaser.

The Registration Rights Agreement contains provisions which allow us, under certain circumstances, the right to delay the Purchasers from selling their common units; however, this delay right is limited to 60 days in any 180-day period and 90 days in any 365-day period.

Further, the Registration Rights Agreement contains certain provisions which grants certain of the Purchasers the right to join us, or “piggyback”, if we are selling our common units in a primary offering or another party’s common units in a secondary offering, so long as the managing underwriter agrees that a piggyback secondary offering of the common units will not have an adverse effect on the offering of common units. These piggyback rights expire on April 3, 2009.

In addition, we entered into an Indemnification Agreement dated as of April 3, 2007 (the “Indemnification Agreement”) with MGG Midstream Holdings, L.P. Under the Indemnification Agreement, MGG Midstream Holdings, L.P. agreed to indemnify us for any liquidated damages we may incur pursuant to the Registration Rights Agreement if the registration statement is not effective by October 31, 2007 and for one-half of any obligations, subject to a $10.0 million cap, we may incur related to the registration statement not being available for more than 60 days in any 180-day period or 90 days in any 365-day period. MGG Midstream Holdings, L.P. also agreed to retain unencumbered net assets sufficient to cover these indemnification obligations.

On April 19, 2007, MMP issued $250.0 million of 6.4% notes due 2037 in an underwritten public offering. The notes were issued for the discounted price of 99.6%, or $248.9 million, and the $1.1 million discount will be accreted over the life of the notes. Net proceeds from the offering, after underwriter discounts of $2.2 million and estimated offering costs of $0.5 million, were $246.2 million. The proceeds were used to prepay the Magellan Pipeline notes, discussed below. In connection with the offering of the notes, MMP unwound $250.0 million of forward starting interest rate swap agreements that it executed in September and November 2006 to hedge against the variability of future interest payments on the new notes. MMP received $5.5 million from the settlement of these agreements, of which $5.3 million was recorded to other comprehensive income and will be amortized against interest expense over the life of the notes, and $0.2 million was considered ineffective and recognized as a gain. Including the impact of the amortization of the realized gain on these hedges, the effective interest rate of the new notes is 6.3%.

On May 3, 2007, MMP repaid the $272.6 million outstanding balance of the Magellan Pipeline notes, together with a make-whole payment of $2.0 million and accrued interest of $1.5 million. In connection with that repayment, MMP also unwound $250.0 million of associated fair value hedges, resulting in payments totaling $1.1 million to the hedge counterparties. These payments were funded using the $246.2 million net proceeds of MMP’s note issuance described above, together with borrowings on MMP’s revolver.

At MMP’s annual meeting on April 25, 2007, MMP’s unitholders approved an amendment to the long-term incentive plan to increase the number of common units authorized to be issued under the plan from 1.4 million to 3.2 million common units.

On April 25, 2007, Magellan GP, LLC declared a quarterly distribution of $0.61625 per unit to be paid on May 15, 2007, to unitholders of record at the close of business on May 8, 2007. We will receive approximately $17.1 million of that distribution as a result of our ownership interest in Magellan GP, LLC, which owns a general partner interest and the incentive distribution rights in MMP (see Note 14—Distributions for details).

On April 26, 2007, our general partner declared a quarterly distribution of $0.2615 per unit to be paid on May 15, 2007, to unitholders of record at the close of business on May 8, 2007. The total cash distributions to be paid are $16.4 million (see Note 14—Distributions for details).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We own and control Magellan GP, LLC, which is the general partner of Magellan Midstream Partners, L.P. (“MMP”), a publicly traded limited partnership. MMP is principally engaged in the transportation, storage and distribution of refined petroleum products. Our operating cash flows are derived through our ownership interest in MMP’s general partner, which owns the following:

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

Since we own and control Magellan GP, LLC, we reflect our ownership interest in MMP on a consolidated basis, which means that our financial results are combined with Magellan GP, LLC’s and MMP’s financial results. The publicly held limited partner interests in MMP are reflected as minority interest expense in our results of operations. We currently have no separate operating activities apart from those conducted by MMP, and our operating cash flow are derived solely from cash distributions from MMP. Accordingly, the following discussion of our financial position and results of operations primarily reflects the operating activities and results of operations of MMP. Please read this discussion and analysis in conjunction with: (i) our accompanying interim consolidated financial statements and related notes and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Developments

Sales of MGG Common Units by MGG Midstream Holdings, L.P. On April 3, 2007, MGG Midstream Holdings, L.P. sold 23,305,358 common units representing limited partner units in us to a number of purchasers in a private placement transaction. We did not receive any of the proceeds of this sale. Following this transaction, MGG Midstream Holdings, L.P. owns 28% of our outstanding common units, with the public owning the remaining 72%.

Distribution. On April 25, 2007, Magellan GP, LLC declared a quarterly distribution of $0.61625 per unit to be paid by MMP on May 15, 2007, to its unitholders of record at the close of business on May 8, 2007. We will receive $17.1 million of that distribution as a result of our ownership interest in Magellan GP, LLC, which owns a general partner interest and the incentive distribution rights in MMP.

On April 26, 2007, our general partner declared a quarterly distribution of $0.2615 per unit to be paid on May 15, 2007, to unitholders of record at the close of business on May 8, 2007. The total cash distributions to be paid are $16.4 million.

Debt prepayment and refinance. On April 19, 2007, MMP issued $250.0 million of 6.4% notes due 2037 in an underwritten public offering. The notes were issued for the discounted price of 99.6%, or $248.9 million, and the $1.1 million discount will be accreted over the life of the notes. Net proceeds from the offering, after underwriter discounts of $2.2 million and estimated offering costs of $0.5 million, were $246.2 million. The proceeds were used to prepay the Magellan Pipeline Company, L.P. (“Magellan Pipeline”) notes, which is discussed below. In connection with the offering of the notes, MMP unwound $250.0 million of forward starting interest rate swap agreements that it executed in September and November 2006 to hedge against the variability of future interest payments on the new notes. MMP received $5.5 million from the settlement of these agreements, of which $5.3 million was recorded to other comprehensive income and will be amortized against interest expense over the life of the notes, and $0.2 million was considered ineffective and recognized as a gain. Including the impact of the amortization of the realized gain on these hedges, the effective interest rate of the new notes is 6.3%.

On May 3, 2007, MMP repaid the $272.6 million outstanding balance of the Magellan Pipeline notes, together with a make-whole payment of $2.0 million and accrued interest of $1.5 million. In connection with that repayment, MMP also unwound $250.0 million of associated fair value hedges, resulting in payments totaling $1.1 million to the hedge counterparties. These payments were funded using the $246.2 million net proceeds of MMP’s note issuance described above, together with borrowings on MMP’s revolver.

Other. At MMP’s annual meeting on April 25, 2007, MMP’s unitholders approved an amendment to the long-term incentive plan to increase the number of common units authorized to be issued under the plan from 1.4 million to 3.2 million common units.

Overview of MMP

MMP’s three operating segments include its:

•	petroleum products pipeline system, which is primarily comprised of an 8,500-mile petroleum products pipeline system, including 47 terminals;

•	petroleum products terminals, which principally includes seven marine terminal facilities and 27 inland terminals; and

•	ammonia pipeline system, representing an 1,100-mile ammonia pipeline and six associated terminals.

Beginning in 2007, commercial and operating responsibilities for MMP’s Dallas and Southlake, Texas inland terminals were transferred from the petroleum products terminals segment to the petroleum products pipeline system segment. As a result, historical financial results for MMP’s segments have been adjusted to conform to the current period’s presentation.

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

•

Our capital structure. In addition to incorporating the assets and liabilities of MMP, the partners’ capital on our balance sheet represents our partners’ capital as opposed to the capital reflected on MMP’s balance sheet, which reflects the ownership interests of all of its partners, including its owners other than us. Consequently, our income statements reflect minority interest expense that is not reflected on MMP’s financial statements;

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

We believe that investors benefit from having access to the same financial measures being utilized by management. Operating margin, which is presented in the table below, is an important measure used by MMP’s management to evaluate the economic performance of MMP’s core operations. This measure forms the basis of MMP’s internal financial reporting and is used by its management in deciding how to allocate capital resources between segments. Operating margin is not a generally accepted accounting principles (“GAAP”) measure, but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable

GAAP financial measure, is included in the table below. Operating profit includes expense items, such as depreciation and amortization and affiliate general and administrative (“G&A”) costs, which management does not consider when evaluating the core profitability of an operation.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2007

	Three Months Ended March 31,		Variance
	2006	2007	Favorable (Unfavorable)
			$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Revenues:
Transportation and terminals revenues:
Petroleum products pipeline system	$92.1	$107.5	$15.4	17
Petroleum products terminals	34.4	31.7	(2.7)	(8)
Ammonia pipeline system	4.7	4.9	0.2	4
Intersegment eliminations	(0.8)	(0.8)	—	—

Total transportation and terminals revenues	130.4	143.3	12.9	10
Product sales	148.9	148.7	(0.2)	(0)
Affiliate management fees	0.2	0.2	—	—

Total revenues	279.5	292.2	12.7	5
Operating expenses:
Petroleum products pipeline system	40.8	42.8	(2.0)	(5)
Petroleum products terminals	11.6	13.9	(2.3)	(20)
Ammonia pipeline system	2.2	5.5	(3.3)	(150)
Intersegment eliminations	(1.5)	(1.4)	(0.1)	(7)

Total operating expenses	53.1	60.8	(7.7)	(15)
Product purchases	133.6	134.0	(0.4)	(0)
Equity earnings	(0.7)	(0.8)	0.1	14

Operating margin	93.5	98.2	4.7	5
Depreciation and amortization expense	19.0	19.3	(0.3)	(2)
Affiliate G&A expense	15.5	18.2	(2.7)	(17)

Operating profit	$59.0	$60.7	$1.7	3

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.025	$1.152
Volume shipped (million barrels)	69.2	71.3
Petroleum products terminals:
Marine terminal average storage utilized per month (million barrels)	20.7	21.8
Inland terminal throughput (million barrels)	25.2	28.2
Ammonia pipeline system:
Volume shipped (thousand tons)	216	214

Transportation and terminals revenues increased by $12.9 million primarily due to the business segments shown below:

•

an increase in petroleum products pipeline system revenues of $15.4 million primarily attributable to increased transportation revenues resulting from higher diesel fuel shipments and higher average transportation rates, in part due to MMP’s mid-year 2006 tariff increase and surcharge related to ultra-low sulfur diesel shipments. MMP also earned more ancillary revenues related to higher fees for leased storage and data services and additional demand for its terminal, additive and renewable fuels services during 2007; and

•

a decrease in petroleum products terminals revenues of $2.7 million primarily due to first-quarter 2006 revenue recognition from a variable-rate storage agreement that ended January 2006. Although MMP currently has another variable-rate agreement in place, the term for the new contract expires in December 2007, at which time MMP will recognize any related revenues, which are based on MMP’s share of its customer’s net trading profits earned over the agreement term. Additional revenues at MMP’s marine terminals due to expansion projects, additive fees and higher rates as well as higher revenue at MMP’s inland terminals from increased throughput volumes and higher additive fees benefited the current period, partially offsetting the lower variable-rate storage revenues.

Operating expenses increased by $7.7 million. Each of MMP’s business segments incurred additional expenses as follows:

•

an increase in petroleum products pipeline system expenses of $2.0 million primarily due to system integrity spending for pipeline testing and maintenance as well as higher personnel and environmental expenses. These increases were partially offset by more favorable product overages in the current period, which reduce operating expenses;

•

an increase in petroleum products terminals expenses of $2.3 million primarily related to a product downgrade charge resulting from the accidental blending of a small amount of product during the current period as well as higher personnel costs and property taxes; and

•

an increase in ammonia pipeline system expenses of $3.3 million primarily due to increased environmental accruals related to a 2004 pipeline release and higher system integrity costs. MMP expects the amount of 2007 system integrity spending to be higher than in 2006 on its ammonia system as the work necessary for the high consequence area testing mandated by federal regulations is completed.

Product sales revenues primarily resulted from a third-party product supply agreement, MMP’s petroleum products blending operation, system product gains and transmix fractionation. Revenues from product sales were $148.7 million for the three months ended March 31, 2007, while product purchases were $134.0 million, resulting in gross margin from these transactions of $14.7 million. The gross margin resulting from product sales and purchases for the 2007 period decreased $0.6 million compared to gross margin for the 2006 period of $15.3 million, resulting from product sales for the three months ended March 31, 2006 of $148.9 million and product purchases of $133.6 million.

Operating margin increased $4.7 million, primarily due to higher petroleum products pipeline system revenues partially offset by lower revenues from a variable-rate storage agreement that benefited the 2006 period and increased operating expenses in 2007.

Affiliate G&A expenses increased by $2.7 million primarily attributable to MMP’s equity-based incentive compensation program, which impacted G&A expenses by $3.2 million during first quarter 2007 and $1.3 million during first quarter 2006. The higher compensation expense resulted from the increase in MMP’s unit price during the current period and increases in the number of units MMP’s management estimates will vest under its equity-based incentive compensation program. G&A expenses also were higher during 2007 due to higher legal, information technology and prospecting costs.

Interest expense, net of capitalized interest, was $13.3 million for the three months ended March 31, 2007, which was slightly lower than the $13.4 million related to the three months ended March 31, 2006. The average consolidated debt outstanding, excluding fair value adjustments for interest rate hedges and step-up adjustments, increased to $857.4 million during 2007 from $817.0 million during 2006 principally due to MMP’s revolver borrowings to fund capital expenditures. The weighted-average interest rate on consolidated borrowings, after giving effect to the impact of associated fair value hedges and step-up adjustments, increased to 6.7% for the 2007 period from 6.6% for the 2006 period. The amount of capitalized interest in the current period increased due to the increased level of capital spending in the current quarter compared to 2006.

Interest income was $0.9 million for the three months ended March 31, 2007, compared to $1.5 million for the three months ended March 31, 2006. The decline was primarily attributable to our lower imputed interest income recognized on smaller amounts to be received pursuant to the May 2004 indemnification settlement. We will continue to recognize imputed interest income on amounts due under this settlement through June 2007, when the final scheduled payment will be received.

Provision for income taxes was $0.7 million in first quarter 2007. Beginning in 2007, the state of Texas has implemented a partnership-level tax based on the financial results of MMP’s assets apportioned to the state of Texas.

Net income was $11.5 million for the three months ended March 31, 2007 compared to $10.8 million for the three months ended March 31, 2006, an increase of $0.7 million, or 6%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities was $31.4 million and $50.7 million for the three months ended March 31, 2007 and 2006, respectively. The $19.3 million decrease from 2006 to 2007 was primarily attributable to a $17.1 million decrease in cash relative to net changes in accounts payable due to timing of payments to MMP’s vendors and suppliers.

Net cash used in investing activities for the three months ended March 31, 2007 and 2006 was $49.9 million and $21.5 million, respectively. During 2007, MMP spent $39.4 million for capital expenditures, of which $6.3 million was for maintenance capital and $33.1 million was for expansion capital. During 2006, MMP spent $24.5 million for capital expenditures, of which $3.6 million was for maintenance capital and $20.9 million was for expansion capital.

Net cash provided by (used in) financing activities for the three months ended March 31, 2007 and 2006 was $12.0 million and ($29.9) million, respectively. During 2007, net borrowings on MMP’s revolving credit facility of $66.8 million were partially offset by $15.4 million of distributions by us to our unitholders and $40.1 million of distributions by MMP to its owners other than us. Cash used during 2006 primarily reflects $522.3 million of distributions by us to our owners and $36.7 million of distributions by MMP to its owners other than us, partially offset by $507.2 million of net proceeds from our initial public offering, net borrowings of $15.0 million under MMP’s revolving credit facility and affiliate capital contributions of $6.3 million.

MMP’s general partner declared a quarterly distribution of $0.61625 per MMP limited partner unit associated with the first quarter of 2007. Based on this declared distribution, we will receive $17.1 million related to our ownership of the general partner interest and incentive distribution rights in MMP. As a result, our general partner declared an initial quarterly distribution of $0.2615 for each of our limited partner units also associated with the first quarter of 2007. The total distribution to be paid on our 62.6 million outstanding limited partner units will be $16.4 million. If we continue to pay cash distributions at this current level and the number of outstanding units remains the same, we will pay total cash distributions of $65.5 million on an annual basis.

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

•

expansion capital expenditures to acquire additional complementary assets to grow its business and to expand or upgrade existing facilities, referred to as organic growth projects. Organic growth projects include capital expenditures that increase storage or throughput volumes or develop pipeline connections to new supply sources.

During first-quarter 2007, MMP’s maintenance capital spending was $5.3 million, excluding $0.8 million of spending that would have been covered by indemnifications settled in May 2004 and $0.2 million for which MMP expects to be reimbursed by insurance. To date, MMP has received $82.5 million under this indemnification settlement agreement. Please see Environmental below for additional discussion of this indemnification settlement.

For 2007, MMP expects to incur maintenance capital expenditures for its existing businesses of approximately $34.0 million, excluding $8.0 million of maintenance capital that would have been covered by the indemnification discussed above and $2.0 million MMP expects to receive from insurance reimbursements.

In addition to maintenance capital expenditures, MMP also incurs expansion capital expenditures at its existing facilities. During first-quarter 2007, MMP spent cash of approximately $33.1 million for organic growth projects. Based on projects currently underway or in advanced stages of development, MMP currently plans to spend $135.0 million on organic growth capital in 2007, excluding future acquisitions, and approximately $65.0 million in 2008 to complete these projects.

Liquidity

As of March 31, 2007, total debt reported on our consolidated balance sheet was $858.0 million. The difference between this amount and the $859.9 million face value of our and MMP’s outstanding debt is due to adjustments associated with the fair value hedges and unamortized discounts on its debt issuances, as well as unamortized fair value adjustments to MMP’s debt for the step-up accounting treatment we recorded when we acquired general and limited partner interests in MMP during 2003.

Our Debt

Affiliate note payable. On February 15, 2006, we entered into a $5.0 million revolving credit facility with MGG Midstream Holdings, L.P. as the lender. There were no borrowings outstanding under this facility when it matured on December 31, 2006. In January 2007 we entered another facility with MGG Midstream Holdings, L.P. with similar terms that matures on December 31, 2007. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility bear interest at LIBOR plus 2.0%. We pay a commitment fee to MGG Midstream Holdings, L.P. on the unused portion of the working capital facility of 0.3% annually. Borrowings under this facility are non-recourse to our general partner. At March 31, 2007 and 2006, there were no borrowings outstanding under this facility.

Debt of MMP

Magellan Pipeline Notes. In connection with the long-term financing of MMP’s acquisition of Magellan Pipeline, MMP and Magellan Pipeline entered into a note purchase agreement on October 1, 2002. As of March 31, 2007, $272.6 million of senior notes were outstanding pursuant to this agreement. The notes were originally scheduled to mature on October 7, 2007, however, MMP repaid these notes on May 3, 2007, together with accrued interest of $1.5 million and a make-whole payment of $2.0 million, using borrowings under its revolving credit facility and proceeds from its 6.4% notes due 2037 as described in “Recent Developments.” Since these notes were refinanced with debt having maturities longer than twelve months, the carrying amount was included in long-term debt on our March 31, 2007 consolidated balance sheet. The weighted-average interest rate for the notes, including the impact of the swap of $250.0 million of the notes from fixed-rate to floating-rate and the amortization of the fair value step-up adjustment on long-term debt, was approximately 7.7% at March 31, 2007.

Revolving Credit Facility. MMP’s revolving credit facility has a borrowing capacity of $400.0 million and matures in May 2011. Borrowings under the facility are unsecured and incur interest at LIBOR plus a spread that ranges from 0.3% to 0.8% based on MMP’s credit ratings and amounts outstanding under the facility. As of March 31, 2007, $87.3 million was outstanding under this facility, and $1.1 million of the facility was obligated for letters of credit. The obligations for letters of credit are not reflected as debt on MMP’s consolidated balance sheets. As of March 31, 2007, the weighted-average interest rate on borrowings outstanding under this facility was 5.8%.

6.45% Senior Notes due 2014. On May 25, 2004, MMP sold $250.0 million of 6.45% senior notes due 2014 in an underwritten public offering at 99.8% of par. MMP received proceeds after underwriters’ fees and expenses of approximately $246.9 million. Including the impact of pre-issuance hedges associated with these notes, the effective interest rate on these notes at March 31, 2007 was 6.3%.

5.65% Senior Notes due 2016. On October 15, 2004, MMP sold $250.0 million of 5.65% senior notes due 2016 in an underwritten public offering as part of the long-term financing of pipeline system assets MMP acquired in October 2004. The notes were issued at 99.9% of par, and MMP received proceeds after underwriters’ fees and expenses of approximately $247.6 million. Including the impact of pre-issuance hedges associated with these notes and the swap of $100.0 million of the notes from fixed-rate to floating-rate, the weighted-average interest rate on the notes at March 31, 2007 was 6.1%.

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

Interest Rate Derivatives. We and MMP utilize interest rate derivatives to manage interest rate risk. MMP was engaged in the following derivative transactions as of March 31, 2007:

•

In September and November 2006, MMP entered into a total of $250.0 million of forward starting interest rate swap agreements to hedge against variability of future interest payments on a portion of the debt MMP anticipated issuing no later than October 2007. The interest rate swap agreements had a 30-year term, which matched the tenor of the hedged debt issuance. MMP received payment of $5.5 million when these agreements were terminated in connection with the pricing of the anticipated debt issuance in April 2007. Of this gain, $0.2 million was considered ineffective and will be reflected in net income during second quarter 2007, with the remainder recorded in other comprehensive income and amortized over the life of the hedged notes as a reduction to interest expense;

•

In October 2004, MMP entered into a $100.0 million interest rate swap agreement to hedge against changes in the fair value of a portion of its 5.65% senior notes due 2016. This agreement effectively changes the interest rate on $100.0 million of those notes to a floating rate of six-month LIBOR plus 0.6%, with LIBOR set in arrears. This swap agreement expires on October 15, 2016, the maturity date of the 5.65% senior notes; and

•

In May 2004, MMP entered into $250.0 million of interest rate swap agreements to hedge against changes in the fair value of a portion of the Magellan Pipeline notes. These agreements effectively changed the interest rate on $250.0 million of the senior notes from a fixed rate of 7.7% to a floating rate of six-month LIBOR plus 3.4%, with LIBOR set in arrears. MMP paid $1.1 million when these swap agreements were terminated in May 2007 in connection with its prepayment of the Magellan Pipeline notes, and this amount will be reflected as expense during second quarter 2007.

Credit Ratings. MMP’s current credit ratings are BBB by Standard and Poor’s and Baa3 by Moody’s Investor Services. We do not currently have and are not currently intending to obtain a credit rating by any of the rating agencies.

Off-Balance Sheet Arrangements

None.

Environmental

Various governmental authorities in the jurisdictions in which MMP conducts its operations subject it to environmental laws and regulations. MMP has accrued liabilities for estimated site restoration costs to be incurred in the future at its facilities and properties, including liabilities for environmental remediation obligations at various sites where MMP has been identified as a possible responsible party. Under its accounting policies, MMP records liabilities when site restoration and environmental remediation obligations are either known or considered probable and can be reasonably estimated. The determination of amounts recorded for environmental liabilities involves significant judgments and assumptions. Due to the inherent uncertainties involved in determining environmental liabilities, it is reasonably possible that the actual amounts required to extinguish these liabilities could be materially different from those MMP has recognized.

Indemnification settlement. Prior to May 2004, a former affiliate provided indemnifications to MMP for assets MMP had acquired from it. In May 2004, we and MMP entered into an agreement with the former affiliate under which the former affiliate agreed to pay MMP $117.5 million to release it from those indemnification obligations. To date, MMP has received $82.5 million pursuant to this agreement and expects to receive the remaining balance of $35.0 million in July 2007. As of March 31, 2007, known liabilities that would have been covered by these indemnifications were $46.9 million. In addition, MMP has spent $33.6 million through March 31, 2007 that would have been covered by these indemnifications, including $14.2 million of capital costs. MMP has not reserved the cash received from this indemnity settlement but has used it for its various other cash needs, including expansion capital spending.

EPA issue. In July 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act (the “Act”) served an information request to MMP’s former affiliate with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on Magellan Pipeline, which MMP subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. MMP responded to the March 2004 information request in a timely manner and has entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. MMP has accrued an amount for this matter based on its best estimates that is less than $22.0 million. Most of the amounts MMP has accrued for this matter were included as part of the environmental indemnification settlement reached with its former affiliate as described above. Due to the uncertainties described above, it is reasonably possible that the amounts MMP has recorded for this environmental liability could change in the near term. MMP’s management is in ongoing discussions with the EPA; however, it is unable to determine with any accuracy what MMP’s ultimate liability could be for this matter. Adjustments from amounts MMP currently has recorded to the final settlement amounts reached with the EPA could be material to MMP’s results of operations or cash flows.

Ammonia releases. In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by MMP and operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third party operator of our ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and

Liability Act (“CERCLA”) for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million. In March 2007, MMP received a demand from the third party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third party operator constituted violations of federal criminal statutes. We and MMP do not believe we have an obligation to indemnify or defend the third party operator against the DOJ criminal investigations. The DOJ stated in its notice to MMP that it does not expect MMP or the third party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for this matter based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and third party operator regarding these two releases; however, MMP is unable to determine what its ultimate liability could be for this matter.

Polychlorinated Biphenyls (“PCB”) impacts. MMP has identified PCB impacts at one of its petroleum products terminals that it is in the process of delineating. It is possible that in the near term after MMP’s delineation process is complete, the PCB contamination levels could require corrective actions. MMP’s management is unable at this time to determine what these corrective actions and associated costs might be. These items would have been considered covered by the indemnity agreement settled in May 2004, as discussed above, however, the costs of these corrective actions could be material to MMP’s results of operations and cash flows.

Other Items

Unrecognized product gains. MMP’s operations generate product overages and shortages. When MMP experiences net product shortages, it recognizes expense for those losses in the period in which they occur. When MMP experiences product overages, it has product on hand for which there is no cost basis. Therefore, these overages are not recognized in MMP’s financial statements until the associated barrels are either sold or used to offset product losses. The combined net unrecognized product overages for MMP’s operations had a market value of approximately $15.6 million as of March 31, 2007. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

Board of director changes. We and MMP’s general partner are partially owned by Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”). CRF is part of an investment group that has agreed to purchase Kinder Morgan, Inc. To alleviate competitive concerns the Federal Trade Commission (“FTC”) raised regarding the transaction, CRF agreed with the FTC to remove their representatives from our and MMP’s general partner’s board of directors upon the closing of the purchase of Kinder Morgan, Inc. This agreement was announced on January 25, 2007. One of CRF’s representatives, Jim H. Derryberry, had previously voluntarily resigned from our and MMP’s general partner’s board of directors effective October 24, 2006 and CRF’s other representative, N. John Lancaster, Jr., voluntarily resigned as a director from both boards effective January 30, 2007. Due to the voluntary resignations of the CRF representatives from our and MMP’s general partner’s board of directors, MMP’s commercial relationship with customers in which CRF has an investment are no longer considered to be related party transactions for accounting purposes.

On January 26, 2007, our board of directors and on January 29, 2007, MMP’s general partner’s board of directors elected Thomas T. Macejko, Jr. of Madison Dearborn Partners, LLC to fill one of the vacancies created by the CRF resignations. The other vacancy has not yet been filled.

Affiliate transactions. Since December 2005, our general partner has provided the employees necessary to conduct MMP’s business operations. MMP reimburses our general partner for costs of employees necessary to conduct its operations. In addition, we have agreed to reimburse MMP for G&A expenses, excluding equity-based compensation, in excess of a defined G&A cap. For the three months ended March 31, 2007, MMP was allocated operating expenses from our general partner of $19.2 million and G&A expenses of $10.4 million. For the three months ended March 31, 2006, MMP was allocated operating expenses from our general partner of $17.7 million and G&A expenses of $10.0 million. We reimbursed MMP G&A costs of $0.3 million for the three months ended March 31, 2007 and $0.4 million for the three months ended March 31, 2006, respectively.

MMP owns a 50% interest in a crude oil pipeline company. MMP earns a fee to operate this pipeline which was $0.2 million for both the three months ended March 31, 2007 and 2006. MMP reports these fees as affiliate management fee revenue on its consolidated statements of income.

Related party transactions. Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, Magellan GP, LLC receives approximately 50% of any incremental cash distributed per limited partner unit. Because we own Magellan GP, LLC, we benefit from these distributions. The executive officers of our general partner collectively own approximately 2.9% of MGG Midstream Holdings, L.P., which currently owns 28% of us, and therefore also indirectly benefit from these distributions. Assuming MMP has sufficient available cash to continue to pay distributions on all of its outstanding units for four quarters at its current quarterly distribution level of $0.61625 per unit, we would receive annual distributions of approximately $68.4 million on our combined 2% general partner interest and incentive distribution rights.

Impact of Inflation

Inflation is a factor in the United States economy and may increase the cost to acquire or replace property, plant and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation and existing agreements, MMP has and will continue to pass through increased costs to its customers in the form of higher fees.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of mitigating volatility in reported earnings caused by measuring related assets and liabilities differently (without being required to apply complex hedge accounting provisions). We are still evaluating this optional Statement which is effective for the reporting entity’s first fiscal year after November 15, 2007.

In January 2007, the FASB issued Revised Statement 133 Implementation Issue No. G19, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate.” This Implementation Issue clarified that in a cash flow hedge of a variable-rate financial asset or liability, the designated risk being hedged cannot be the risk of changes in its cash flows attributable to changes in the specifically identified benchmark rate if the cash flows of the hedged transaction are explicitly based on a different index. This Implementation Issue will not have a material impact on our results of operation, financial position or cash flows.

In January 2007, the FASB issued Statement 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate.” This Implementation clarified, given the guidance in Implementation Issue No. G19, that an entity may hedge the variability in cash flows by designating the hedged risk as the risk of overall changes in cash flows. This Implementation Issue will not have a material impact on our results of operation, financial position or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risk through changes in commodity prices and interest rates. We have established policies to monitor and control these market risks. We also enter into derivative agreements to help manage our exposure to commodity price and interest rate risks.

As of March 31, 2007, MMP had $87.3 million outstanding on its variable rate revolving credit facility. MMP had no other variable rate debt outstanding; however, because of an interest rate swap agreement discussed below, MMP is exposed to interest rate market risk on an additional $100.0 million of its debt. Considering this swap agreement and the amount outstanding on MMP’s revolving credit facility as of March 31, 2007, MMP’s annual interest expense would change by $0.2 million if LIBOR were to change by 0.125%.

During October 2004, MMP entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016. MMP has accounted for this interest rate hedge as a fair value hedge. The notional amount of the interest rate swap agreement is $100.0 million. Under the terms of the agreement, MMP receives 5.65% (the interest rate of the $250.0 million senior notes) and pays LIBOR plus 0.6%. This hedge effectively converts $100.0 million of MMP’s 5.65% fixed-rate debt to floating-rate debt. The interest rate swap agreement began on October 15, 2004 and expires on October 15, 2016. Payments settle in April and October of each year with LIBOR set in arrears. MMP recognized a deferred liability of $1.2 million at March 31, 2007 for the fair value of this agreement.

As of March 31, 2007, MMP had entered into futures contracts, qualifying as normal purchases, for the purchase of approximately 0.1 million barrels of petroleum products. The notional value of these agreements was approximately $10.3 million.

As of March 31, 2007, MMP had entered into futures contracts, qualifying as normal sales, for the sale of approximately 0.6 million barrels of petroleum products. The notional value of these agreements was approximately $51.3 million.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) of the Securities Exchange Act) was performed as of the end of the period covered by the date of this report. This evaluation was performed under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and practices are effective in providing reasonable assurance that all required disclosures are included in the current report. Additionally, these disclosure controls and practices are effective in ensuring that information required to be disclosed is accumulated and communicated to our general partner’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that discuss our expected future results based on current and pending business operations.

Forward-looking statements can be identified by words such as “anticipates,” “believes,” “expects,” “estimates,” “forecasts,” “projects” and other similar expressions. Although we believe our forward-looking statements are based on reasonable assumptions, statements made regarding future results are not guarantees of future performance and are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in such forward-looking statements included in this report.

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

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In July 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act (the “Act”) served an information request to a former affiliate with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on Magellan Pipeline, which MMP subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. MMP responded to the March 2004 information request in a timely manner and has entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. MMP has accrued an amount for this matter based on its best estimates that is less than $22.0 million. Due to the uncertainties described above, it is reasonably possible that the amounts MMP has recorded for this environmental liability could change in the near term. MMP is in ongoing discussions with the EPA; however we are unable to determine with any accuracy what our ultimate liability could be for this matter. Adjustments from amounts we currently have recorded to the final settlement amounts reached with the EPA could be material to our results of operations or cash flows.

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

In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by MMP and operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third party operator of our ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million. In March 2007, MMP received a demand from the third party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third party operator constituted violations of federal criminal statutes. We and MMP do not believe we have an obligation to indemnify or defend the third party operator against the DOJ criminal investigations. The DOJ stated in its notice to MMP that it does not expect MMP or the third party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for this matter based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and third party operator regarding these two releases; however, MMP is unable to determine what its ultimate liability could be for this matter.

We and MMP are parties to various legal actions that have arisen in the ordinary course of our businesses. We and MMP do not believe that the resolution of these matters will have a material adverse effect on our or MMP’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the information set forth below in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have updated the following risk factors:

Risks Inherent in MMP’s Business

Rising short-term interest rates could increase MMP’s financing costs and reduce the amount of cash it generates.

Following a debt refinancing completed on May 3, 2007, MMP had fixed-rate debt of $750.0 million outstanding, excluding unaccreted discounts and fair value adjustments for interest rate hedges. MMP has effectively converted $100.0 million of this debt to floating-rate debt using interest rate swap agreements. In addition, MMP had $87.3 million of floating rate borrowings outstanding on its revolving credit facility as of March 31, 2007. As a result of these swap agreements and revolver borrowings, MMP has exposure to changes in short-term interest rates. Rising short-term rates could reduce the amount of cash MMP generates and adversely affect its ability to pay cash distributions.

Restrictions in MMP’s debt agreements may prevent it from engaging in some beneficial transactions or paying distributions to us.

MMP’s payment of principal and interest on its debt will reduce the cash available for distribution to us, as will its obligation to repurchase the senior notes upon the occurrence of specified events involving a change in control of its general partner. In addition, MMP is prohibited by its credit facility and its senior notes from making cash distributions during an event of default, or if the payment of a distribution would cause an event of default, under any of its debt agreements. MMP’s leverage and various limitations in its credit facility and its senior notes may reduce its ability to incur additional debt, engage in some transactions, and capitalize on acquisition or other business opportunities.

Risks Inherent in an Investment in Us

A transfer of our general partner interest or MGG Midstream Holdings, L.P.’s transfer of its ownership interest in our general partner may result in a change of control of us.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. If our general partner transfers its general partner interest, our subsequent general partner may not manage our operations and activities in the same manner as Magellan Midstream Holdings GP, LLC. Furthermore, there is no restriction in our partnership agreement on the ability of MGG Midstream Holdings, L.P., or any subsequent owner of our general partner, to transfer its ownership interest in our general partner to a third party. If MGG Midstream Holdings, L.P. sells its ownership interest in our general partner, the subsequent owner of our general partner may elect new directors and officers, which may not manage our operations and activities in the same manner as our existing directors and officers.

Potential conflicts of interest may arise among our general partner, its affiliates and us. Our general partner and its affiliates have limited fiduciary duties to us and our unitholders, which may permit them to favor their own interests to the detriment of us and our unitholders.

MGG Midstream Holdings, L.P., in which all three of our executive officers own an interest, owns less than a majority of our common units and 100% of our general partner. Conflicts of interest may arise among our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following:

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

Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership of interests in us. Affiliates of our general partner are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. For example, we and our general partner are partially owned by an affiliate of the Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”), which also owns, through affiliates, an interest in the general partner of SemGroup, L.P. (“SemGroup”), which is engaged in the transportation, storage and distribution of refined petroleum products and may acquire other entities that compete with MMP. MMP will compete directly with SemGroup and perhaps other entities in which CRF has an interest for acquisition opportunities throughout the United States and potentially will compete with SemGroup and these other entities for new business or extensions of existing services provided by MMP’s operating partnerships, creating actual and potential conflicts of interest between MMP and our affiliates. In addition, SemGroup is a customer of MMP.

Term loans of MGG Midstream Holdings, L.P. may restrict our ability to incur debt. In addition, our ability to obtain debt financing could be affected by MMP’s and MGG Midstream Holdings, L.P.’s credit ratings.

We have entered into a $5.0 million revolving credit facility with MGG Midstream Holdings, L.P. to provide for working capital needs.

MGG Midstream Holdings, L.P. repaid its term loan in April 2007. However, MGG Midstream Holdings, L.P. may enter into a term loan in the future that could contain covenants that restrict our ability to incur indebtedness and to incur liens to support indebtedness. As a result, if MGG Midstream Holdings, L.P. were unable to fund borrowings under our working capital facility and we were unable to arrange a new facility with another lender, we could be prevented from borrowing for working capital needs, in which case we would have to finance our working capital needs from distributions we receive on the general partner interest and the incentive distribution rights in MMP that we hold, which would reduce the amount of cash available to meet our financial obligations or pay cash distributions.

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

The following is a new risk factor:

MMP has adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between us and the public unitholders of MMP. The Internal Revenue Service (“IRS”) may challenge this treatment, which could adversely affect the value of MMP’s common units and our common units.

When we or MMP issue additional units or engage in certain other transactions, MMP determines the fair market value of its assets and allocates any unrealized gain or loss attributable to such assets to the capital accounts of MMP’s public unitholders and us. MMP’s methodology may be viewed as understating the value of MMP’s assets. In that case, there may be a shift of income, gain, loss and deduction between certain MMP public unitholders and us, which may be unfavorable to such MMP unitholders. Moreover, under MMP’s current valuation methods, subsequent purchasers of our common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to MMP’s intangible assets and a lesser portion allocated to MMP’s tangible assets. The IRS may challenge MMP’s valuation methods, or our or MMP’s allocation of the Section 743(b) adjustment attributable to MMP’s tangible and intangible assets, and allocations of income, gain, loss and deduction between us and certain of MMP’s public unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders or the MMP unitholders. It also could affect the amount of gain on the sale of common units by our unitholders or MMP’s unitholders and could have a negative impact on the value our common units or those of MMP or result in audit adjustments to the tax returns of our or MMP’s unitholders without the benefit of additional deductions.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma, on May 7, 2007.

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