Form 10-Q
period 2007-06-30
MAGELLAN MIDSTREAM HOLDINGS LP
filed 2007-08-06
CIK 1246263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 3, 2007, there were outstanding 62,646,551 common units.

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Transportation and terminals revenues	$138,810	$150,304	$269,256	$293,689
Product sales revenues	172,806	177,902	321,702	326,565
Affiliate management fee revenue	172	183	345	356

Total revenues	311,788	328,389	591,303	620,610
Costs and expenses:
Operating	54,778	59,860	107,897	120,669
Product purchases	154,857	156,588	288,452	290,568
Depreciation and amortization	19,193	19,532	38,231	38,809
Affiliate general and administrative	16,405	18,363	31,908	36,592

Total costs and expenses	245,233	254,343	466,488	486,638
Equity earnings	946	1,106	1,665	1,869

Operating profit	67,501	75,152	126,480	135,841
Interest expense	13,782	13,884	27,383	28,106
Interest income	(1,425)	(1,290)	(2,881)	(2,201)
Interest capitalized	(429)	(1,205)	(632)	(2,102)
Non-controlling owners’ interest in income of consolidated subsidiaries	42,183	44,653	77,597	80,215
Debt placement fee amortization	489	753	977	1,209
Debt prepayment premium	—	1,984	—	1,984
Other expense	3	699	358	699

Income before income taxes	12,898	15,674	23,678	27,931
Provision for income taxes	—	800	—	1,524

Net income	$12,898	$14,874	$23,678	$26,407

Allocation of net income:
Portion applicable to ownership interests for the period before completion of initial public offering on February 15, 2006	$—	$—	$5,886	$—
Portion applicable to partners’ interests for the period after initial public offering	12,898	14,874	17,792	26,407

Net income	$12,898	$14,874	$23,678	$26,407

Allocation of net income (loss) applicable to partners’ interest for the period after initial public offering:
Limited partners’ interest	$13,450	$16,476	$18,544	$28,283
General partner’s interest	(552)	(1,602)	(752)	(1,876)

Net income applicable to partners’ interest for the period after initial public offering	$12,898	$14,874	$17,792	$26,407

Basic and diluted net income per limited partner unit	$0.21	$0.26	$0.30	$0.45

Weighted average number of limited partner units outstanding used for basic and diluted net income per unit calculation	62,647	62,649	62,647	62,649

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2006	June 30, 2007
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,977	$13,359
Restricted cash	5,283	—
Accounts receivable (less allowance for doubtful accounts of $51 and $31 at December 31, 2006 and June 30, 2007, respectively)	51,730	50,543
Other accounts receivable	47,208	13,954
Affiliate accounts receivable	71	159
Inventory	91,550	95,320
Other current assets	8,369	8,510

Total current assets	211,188	181,845
Property, plant and equipment	2,426,954	2,508,400
Less: accumulated depreciation	382,212	417,868

Net property, plant and equipment	2,044,742	2,090,532
Equity investments	24,087	23,631
Long-term receivables	7,239	7,006
Goodwill	11,902	11,902
Other intangibles (less accumulated amortization of $5,196 and $5,970 at December 31, 2006 and June 30, 2007, respectively)	8,633	7,859
Debt placement costs (less accumulated amortization of $6,914 and $1,827 at December 31, 2006 and June 30, 2007, respectively)	5,239	6,576
Other noncurrent assets	3,478	3,273

Total assets	$2,316,508	$2,332,624

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$55,549	$26,522
Affiliate payroll and benefits	18,847	15,154
Accrued interest payable	9,266	7,835
Accrued taxes other than income	17,460	18,445
Environmental liabilities	34,952	35,360
Deferred revenue	22,901	21,878
Accrued product purchases	63,098	28,827
Current portion of long-term debt	272,678	—
Other current liabilities	26,524	22,649

Total current liabilities	521,275	176,670
Long-term debt	518,609	865,459
Long-term affiliate pension and benefits	29,278	33,208
Other deferred liabilities	59,311	56,139
Environmental liabilities	22,260	25,248
Non-controlling owners’ interests of consolidated subsidiaries	1,114,843	1,121,362
Commitments and contingencies
Partners’ capital:
Partners’ capital	61,019	59,165
Accumulated other comprehensive loss	(10,087)	(4,627)

Total partners’ capital	50,932	54,538

Total liabilities and partners’ capital	$2,316,508	$2,332,624

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2006	2007
Operating Activities:
Net income	$23,678	$26,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,231	38,809
Debt placement fee amortization	977	1,209
Debt prepayment premium	—	1,984
Loss on sale and retirement of assets	4,674	4,333
Equity earnings	(1,665)	(1,869)
Distributions from equity investment	2,025	2,325
Equity method incentive compensation expense	412	1,261
Amortization of prior service cost and net actuarial loss	—	297
Non-controlling owners’ interest in income of consolidated subsidiaries	77,597	80,215
Changes in operating assets and liabilities:
Accounts receivable and other accounts receivable	(10,198)	34,441
Affiliate accounts receivable	—	(88)
Inventory	(8,911)	(3,770)
Accounts payable	9,366	(18,611)
Affiliate payroll and benefits	(4,261)	(3,693)
Accrued interest payable	(188)	(1,431)
Accrued taxes other than income	390	985
Accrued product purchases	(18,215)	(34,271)
Restricted cash	(14)	5,283
Current and noncurrent environmental liabilities	(4,143)	3,396
Other current and noncurrent assets and liabilities	(1,661)	467

Net cash provided by operating activities	108,094	137,679
Investing Activities:
Property, plant and equipment:
Additions to property, plant and equipment	(67,119)	(89,108)
Proceeds from sale of assets	540	950
Changes in accounts payable	—	(10,416)
Prepaid construction costs from related party	4,000	—

Net cash used by investing activities	(62,579)	(98,574)
Financing Activities:
Distributions paid	(609,458)	(112,900)
Net borrowings under revolver	12,200	101,500
Borrowings under long-term notes	—	248,900
Payments on long-term notes	—	(272,555)
Borrowings on affiliate note	1,960	—
Payments on affiliate note	(1,960)	—
Debt placement costs	(383)	(2,546)
Payment of debt prepayment premium	—	(1,984)
Net receipt from financial derivatives	—	4,556
Capital contributions by affiliate	9,595	2,306
Sales of limited partner units to public (less underwriters’ commissions and payment of offering costs)	506,751	—
Other	(36)	—

Net cash used in financing activities	(81,331)	(32,723)

Change in cash and cash equivalents	(35,816)	6,382
Cash and cash equivalents at beginning of period	36,563	6,977

Cash and cash equivalents at end of period	$747	$13,359

Supplemental non-cash financing activity:
Issuance of common units in settlement of 2004 long-term incentive plan awards	$—	$7,406

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation and Other

Organization and Basis of Presentation

Unless indicated otherwise, the terms “our”, “we”, “us” and similar language refer to Magellan Midstream Holdings, L.P. We are a Delaware limited partnership. Magellan Midstream Holdings GP, LLC (“MGG GP”), a Delaware limited liability company, serves as our general partner and currently owns an approximate 0.01% general partner interest in us. MGG Midstream Holdings, L.P. (“MGG MH”), currently owns approximately 28% of our limited partner units and the public owns approximately 72%. MGG MH owns all of the membership interests of MGG GP.

We own 100% of Magellan GP, LLC, a Delaware limited liability company. Magellan GP, LLC owns an approximate 2% general partner interest in Magellan Midstream Partners, L.P. (“MMP”), a publicly-traded Delaware partnership, and all of MMP’s incentive distribution rights. Magellan GP, LLC serves as MMP’s general partner. Through our ownership of Magellan GP, LLC, we have control of and, therefore, consolidate MMP. We have no operations other than those of MMP and our operating cash flows are totally dependent upon MMP.

MMP, together with its subsidiaries, owns and operates a petroleum products pipeline system, petroleum products terminals and an ammonia pipeline system.

In the opinion of management, our accompanying consolidated financial statements, which are unaudited except for the consolidated balance sheet as of December 31, 2006, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2007, and the results of operations for the three and six months ended June 30, 2006 and 2007 and cash flows for the six months ended June 30, 2006 and 2007. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

2.	Initial Public Offering and Sale of Units by MGG MH

Initial Public Offering

On February 15, 2006, we completed an initial public offering of our limited partner units, in which we issued and sold 22.0 million of our limited partner units to the public, representing 35% of our limited partner units. The other 40.6 million units, representing 65% of our limited partner units, were owned by MGG MH.

We received gross proceeds of $539.0 million from the sale of the 22.0 million limited partner units to the public at a price of $24.50 per unit. Net proceeds were $506.8 million, after underwriter commissions of $28.3 million, legal, accounting and other professional fees of $2.6 million and a structuring fee of $1.3 million. The net proceeds were distributed to MGG MH.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sale of Units by MGG MH

On April 3, 2007, we entered into a Common Unit Purchase Agreement (the “Purchase Agreement”) in connection with the direct sale of 23,305,355 common units (the “Purchased Units) representing limited partner interests in us by MGG MH to a number of purchasers (the “Purchasers”). We did not receive any of the proceeds of this sale. In this Purchase Agreement, we made certain representations and warranties to the Purchasers regarding the validity of the common units and the status of our partnership.

Also on April 3, 2007, we entered into a Registration Rights Agreement with the purchasers of the common units (the “Registration Rights Agreement”) as required by the Purchase Agreement. The Registration Rights Agreement required us to file a shelf registration statement with the Securities and Exchange Commission (the “SEC”) by June 2, 2007, providing for the resale from time to time of the Purchased Units held by the Purchasers. The required registration statement was filed with the SEC prior to June 2, 2007, and was declared effective on June 6, 2007.

The Registration Rights Agreement contains provisions which allow us, under certain circumstances, the right to delay the Purchasers from selling their common units; however, this delay right is limited to 60 days in any 180-day period and 90 days in any 365-day period.

In addition, we entered into an Indemnification Agreement dated April 3, 2007 (the “Indemnification Agreement”) with MGG MH, which expires on April 3, 2009. Under the Indemnification Agreement, MGG MH agreed to indemnify us for one-half of any obligations, subject to a $10.0 million cap, we may incur related to the registration statement not being available for more than 60 days in any 180-day period or 90 days in any 365-day period. MGG MH also agreed to retain unencumbered net assets sufficient to cover these indemnification obligations.

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

In addition, we entered into an Indemnification Agreement dated as of April 3, 2007 (the “Indemnification Agreement”) with MGG MH. Under the Indemnification Agreement, MGG MH agreed to indemnify us for any liquidated damages we may incur pursuant to the Registration Rights Agreement if the registration statement is not effective by October 31, 2007 and for one-half of any obligations, subject to a $10.0 million cap, we may incur related to the registration statement not being available for more than 60 days in any 180-day period or 90 days in any 365-day period. MGG MH also agreed to retain unencumbered net assets sufficient to cover these indemnification obligations.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allocation of Net Income

For purposes of calculating earnings per unit, the allocation of net income to our general partner and the limited partners was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2006	2007	2006	2007
Allocation of net income (loss) applicable to partners’ interest:
Net income	$12,898	$14,874	$23,678	$26,407
Portion of net income applicable to ownership interests for the period before completion of initial public offering on February 15, 2006	—	—	5,886	—

Portion of net income applicable to partners’ interest for the period after initial public offering	12,898	14,874	17,792	26,407
Direct charges to general partner:
Reimbursable general and administrative costs	553	1,604	754	1,880

Income before direct charges to general partner	13,451	16,478	18,546	28,287
General partner’s share of income	.0141%	.0141%	0.0141%	0.0141%

General partner’s allocated share of net income before direct charges	1	2	2	4
Direct charges to general partner	(553)	(1,604)	(754)	(1,880)

Net loss allocated to general partner	$(552)	$(1,602)	$(752)	$(1,876)

Portion of net income applicable to partners’ interest for the period after initial public offering	$12,898	$14,874	$17,792	$26,407
Less: net loss allocated to general partner	(552)	(1,602)	(752)	(1,876)

Net income allocated to limited partners	$13,450	$16,476	$18,544	$28,283

During the second quarter of 2007, reimbursable general and administrative (“G&A”) costs include a $1.3 million non-cash expense related to a payment by MGG MH. Except for this $1.3 million payment, charges in excess of the G&A expense cap represent G&A expenses charged against our income during each respective period for which we either have been or will be reimbursed by our general partner under the terms of a reimbursement agreement with our general partner (see Note 7—Related Party Disclosures for further description of the G&A expense cap). Consequently, these amounts have been charged directly against our general partner’s allocation of net income. We record these reimbursements as capital contributions from affiliate.

4.	Comprehensive Income

A reconciliation of net income to comprehensive income is provided in the table below (in thousands). For additional information on all of our derivative instruments, see Note 12—Derivative Financial Instruments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net income	$12,898	$14,874	$23,678	$26,407
Change in fair value of product hedges	(1,041)	—	(986)	—
Change in fair value of cash flow hedges	—	2,075	—	5,018
Amortization of net loss on cash flow hedges	52	92	105	145
Amortization of prior service cost and net actuarial loss	—	263	—	297

Other comprehensive income	(989)	2,430	(881)	5,460

Comprehensive income	$11,909	$17,304	$22,797	$31,867

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Asset Impairment

In second-quarter 2007, MMP recorded a $1.3 million charge against the earnings of its petroleum products pipeline system segment associated with an impairment of a certain section of its pipeline in Illinois and Missouri, most of which was idle. The impairment charge was included in operating expenses on our consolidated statements of income and the tables included in the segment disclosures noted below. An impairment analysis was initiated as a result of an offer from a third party to acquire these sections of pipe. The carrying value of the pipeline prior to the impairment was $3.0 million. The fair value of these assets was determined using discounted cash flow techniques.

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

MMP believes that investors benefit from having access to the same financial measures used by management. Operating margin, which is presented in the tables below, is an important measure used by management to evaluate the economic performance of MMP’s core operations. This measure forms the basis of MMP’s internal financial reporting and is used by its management in deciding how to allocate capital resources between segments. Operating margin is not a generally accepted accounting principles (“GAAP”) measure but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the tables below. Operating profit, alternatively, includes expense items, such as depreciation and amortization and G&A costs, that management does not consider when evaluating the core profitability of MMP’s operations.

Beginning in 2007, commercial and operating responsibilities for MMP’s two inland terminals in the Dallas, Texas area were transferred from the petroleum products terminals segment to the petroleum products pipeline system segment. As a result, historical financial results for MMP’s segments have been adjusted to conform to the current period’s presentation.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2006
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$107,576	$28,771	$3,428	$(965)	$138,810
Product sales revenues	169,975	2,831	—	—	172,806
Affiliate management fee revenue	172	—	—	—	172

Total revenues	277,723	31,602	3,428	(965)	311,788
Operating expenses	41,330	12,196	2,981	(1,729)	54,778
Product purchases	153,863	1,124	—	(130)	154,857
Equity earnings	(946)	—	—	—	(946)

Operating margin	83,476	18,282	447	894	103,099
Depreciation and amortization	12,844	5,188	267	894	19,193
Affiliate G&A expenses	11,690	4,144	571	—	16,405

Segment profit (loss)	$58,942	$8,950	$(391)	$—	$67,501

	Three Months Ended June 30, 2007
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$114,619	$32,014	$4,498	$(827)	$150,304
Product sales revenues	174,471	3,431	—	—	177,902
Affiliate management fee revenue	183	—	—	—	183

Total revenues	289,273	35,445	4,498	(827)	328,389
Operating expenses	42,180	13,116	5,977	(1,413)	59,860
Product purchases	154,933	1,786	—	(131)	156,588
Equity earnings	(1,106)	—	—	—	(1,106)

Operating margin (loss)	93,266	20,543	(1,479)	717	113,047
Depreciation and amortization	12,864	5,681	270	717	19,532
Affiliate G&A expenses	13,201	4,524	638	—	18,363

Segment profit (loss)	$67,201	$10,338	$(2,387)	$—	$75,152

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2006
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$199,684	$63,142	$8,149	$(1,719)	$269,256
Product sales revenues	315,439	6,263	—	—	321,702
Affiliate management fee revenue	345	—	—	—	345

Total revenues	515,468	69,405	8,149	(1,719)	591,303
Operating expenses	82,146	23,763	5,223	(3,235)	107,897
Product purchases	285,439	3,270	—	(257)	288,452
Equity earnings	(1,665)	—	—	—	(1,665)

Operating margin	149,548	42,372	2,926	1,773	196,619
Depreciation and amortization	25,639	10,285	534	1,773	38,231
Affiliate G&A expenses	22,890	7,904	1,114	—	31,908

Segment profit	$101,019	$24,183	$1,278	$—	$126,480

	Six Months Ended June 30, 2007
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$222,164	$63,763	$9,413	$(1,651)	$293,689
Product sales revenues	318,736	7,829	—	—	326,565
Affiliate management fee revenue	356	—	—	—	356

Total revenues	541,256	71,592	9,413	(1,651)	620,610
Operating expenses	84,990	27,046	11,513	(2,880)	120,669
Product purchases	286,359	4,468	—	(259)	290,568
Equity earnings	(1,869)	—	—	—	(1,869)

Operating margin (loss)	171,776	40,078	(2,100)	1,488	211,242
Depreciation and amortization	25,564	11,214	543	1,488	38,809
Affiliate G&A expenses	26,166	9,149	1,277	—	36,592

Segment profit (loss)	$120,046	$19,715	$(3,920)	$—	$135,841

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Related Party Disclosures

Affiliate Entity Transactions

MMP has a 50% ownership interest in Osage Pipe Line Company, LLC (“Osage Pipeline”) and is paid a management fee for its operation. MMP received operating fees from Osage Pipeline of $0.2 million during both the three month periods ended June 30, 2006 and 2007, which we reported as affiliate management fee revenue. Affiliate management fee revenue for the six months ended June 30, 2006 and 2007 was $0.3 million and $0.4 million, respectively.

The following table summarizes affiliate costs and expenses that are reflected in the accompanying consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
MGG GP—allocated operating expenses	18,095	19,672	36,082	38,875
MGG GP—allocated G&A expenses	10,341	12,250	20,235	22,793

Under a services agreement between MMP and MGG GP, we and MMP reimburse MGG GP for the costs of employees necessary to conduct our operations and administrative functions. The affiliate payroll and benefits accruals associated with this agreement at December 31, 2006 and June 30, 2007 were $18.8 million and $15.2 million, respectively. The long-term affiliate pension and benefits accrual associated with this agreement at December 31, 2006 and June 30, 2007 was $29.3 million and $33.2 million, respectively. We and MMP settle our affiliate payroll, payroll-related expenses and non-pension postretirement benefit costs with MGG GP on a monthly basis. MMP settles its long-term affiliate pension liabilities through payments to MGG GP when MGG GP makes contributions to its pension funds.

We have agreed to reimburse MMP for G&A expenses (excluding equity-based compensation) in excess of a G&A cap as defined in MMP’s omnibus agreement. We do not expect our reimbursements to MMP under this agreement to extend beyond 2008. The amount of G&A costs required to be reimbursed to MMP was $0.6 million and $0.3 million for the three months ended June 30, 2006 and 2007, respectively, and $0.8 million and $0.6 million for the six months ended June 30, 2006 and 2007, respectively. Reimbursable G&A expenses for the three and six months ended June 30, 2007 also included a non-cash expense of $1.3 million related to a payment by MGG MH to one of our executives in connection with the April sale by MGG MH of limited partner interests in us. The owner of our general partner reimburses us for the same amounts we reimburse to MMP for excess G&A expenses. We record these reimbursements as a capital contribution from our general partner.

A former affiliate of MMP had indemnified MMP against certain environmental costs. The environmental indemnifications MMP had with its former affiliate were settled during 2004. We had recorded a receivable from MMP’s former affiliate associated with the indemnification settlement of $33.9 million at December 31, 2006. On June 29, 2007, we received the final installment payment associated with this agreement. See Note 13—Commitments and Contingencies for additional description of this matter.

On February 15, 2006, we entered into a $5.0 million revolving credit facility with MGG MH as the lender. There were no borrowings outstanding under this facility when it matured on December 31, 2006. In January 2007, we entered into another facility with MGG MH with similar terms that matures on December 31, 2007. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility bear interest at LIBOR plus 2.0%. We pay a commitment fee to MGG MH on the unused portion of the working capital facility of 0.3% annually. Borrowings under this facility are non-recourse to our general partner. At June 30, 2007, there were no borrowings under this facility.

Other Related Party Transactions

We are partially owned by an affiliate of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”). During 2006 and through January 30, 2007, one or more of the members of Magellan GP, LLC’s and our general partner’s eight-member boards of directors were representatives of CRF. Our general partner’s board of directors and Magellan GP, LLC’s board of directors adopted procedures internally to assure that MMP’s proprietary and confidential information was protected from disclosure to competing companies in which CRF owned an interest. As part of these procedures, CRF agreed that none of its representatives would serve on our or Magellan GP, LLC’s board of directors and on the boards of directors of competing companies in which CRF owned an interest. CRF is part of an investment group that has purchased Kinder Morgan, Inc. To alleviate competitive concerns the Federal Trade Commission (“FTC”) raised regarding this transaction, CRF agreed with the FTC to permanently remove their representatives from our general partner’s board of directors and Magellan GP, LLC’s board of directors. CRF’s agreement with the FTC was announced on January 25, 2007, and as of January 30, 2007, all of the representatives of CRF voluntarily resigned from the boards of directors of our general partner and Magellan GP, LLC.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During periods that CRF had representatives on our and Magellan GP, LLC’s board of directors, CRF had total combined general and limited partner interests in SemGroup, L.P. (“SemGroup”) of approximately 30%. During that period, one of the members of the seven-member board of directors of SemGroup’s general partner was a representative of CRF, with three votes on that board. Through its affiliates, MMP was a party to a number of arms-length transactions with SemGroup and its affiliates, which MMP had historically disclosed as related party transactions. For accounting purposes, MMP has not classified SemGroup as a related party since the voluntary resignation of the CRF representatives from our general partner’s board of directors and Magellan GP, LLC’s board of directors. A summary of MMP’s transactions with SemGroup during 2006 and for the period from January 1, 2007 through January 30, 2007 is provided in the following table (in millions):

			Period From January 1, 2007 Through January 30, 2007
	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Product sales revenues	$32.9	$61.1	$20.5
Product purchases	9.8	20.8	4.5
Terminalling and other services revenues	1.4	3.0	0.3
Storage tank lease revenues	0.9	1.7	0.4
Storage tank lease expense	0.3	0.5	0.1

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

In February 2006, MMP signed an agreement with an affiliate of SemGroup under which MMP agreed to construct two 200,000 barrel tanks on its property at El Dorado, Kansas, to sell these tanks to SemGroup’s affiliate and to lease these tanks back under a 10-year operating lease. Through June 30, 2006, MMP had received $4.0 million associated with this transaction from SemGroup’s affiliate, which we reported as prepaid construction costs from related party on our consolidated statement of cash flows. MMP received no funds associated with this transaction during the 2007 period in which SemGroup was classified as a related party.

John P. DesBarres serves as an independent board member of Magellan GP, LLC’s board of directors and also serves as a board member for American Electric Power Company, Inc. (“AEP”). During the three and six months ended June 30, 2006, MMP’s operating expenses included $0.8 million and $1.5 million, respectively, of power costs incurred with Public Service Company of Oklahoma (“PSO”), which is a subsidiary of AEP. During the three and six months ended June 30, 2007, MMP’s operating expenses included $0.7 million and $1.3 million, respectively, of power costs incurred with PSO. MMP had a $0.2 million receivable from PSO at June 30, 2007 resulting from an annual stand-by agreement for fuel oil. MMP had no other amounts payable to or receivable from PSO or AEP at December 31, 2006 or June 30, 2007.

Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, Magellan GP, LLC receives approximately 50% of any incremental cash distributions per MMP limited partner unit. Because we own Magellan GP, LLC, we benefit from these distributions. As of June 30, 2007, the executive officers of our general partner collectively own approximately 2.9% of MGG Midstream Holdings, L.P., the owner of our general partner, and therefore also indirectly benefit from these distributions. Assuming MMP has sufficient available cash to continue to pay distributions on all of its outstanding units for four quarters at its current quarterly distribution level of $0.63 per unit, Magellan GP, LLC would receive annual distributions of approximately $72.1 million on its combined general partner interest and incentive distribution rights.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Inventory

Inventory at December 31, 2006 and June 30, 2007 was as follows (in thousands):

	December 31, 2006	June 30, 2007
Refined petroleum products	$45,839	$24,040
Natural gas liquids	28,848	31,001
Transmix	14,449	37,046
Additives	2,026	2,855
Other	388	378

Total inventory	$91,550	$95,320

9.	Equity Investment

MMP uses the equity method to account for its 50% ownership interest in Osage Pipeline. The remaining 50% interest is owned by National Cooperative Refining Association in McPherson, Kansas (“NCRA”). The 135-mile Osage pipeline transports crude oil from Cushing, Oklahoma to El Dorado, Kansas and has connections to the NCRA refinery and the Frontier refinery in El Dorado, Kansas. MMP’s agreement with NCRA calls for equal sharing of Osage Pipeline’s net income. Income from MMP’s equity investment in Osage Pipeline is included with MMP’s petroleum products pipeline system segment. Summarized financial information for Osage Pipeline for the three months ended June 30, 2006 and 2007 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues	$3,866	$3,903	$7,154	$7,423
Net income	$2,225	$2,544	$3,995	$4,402

Condensed balance sheets for Osage Pipeline as of December 31, 2006 and June 30, 2007 are presented below (in thousands):

	December 31, 2006	June 30, 2007

Current assets	$5,015	$4,696
Noncurrent assets	$4,278	$4,251
Current liabilities	$697	$599
Members’ equity	$8,596	$8,348

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of MMP’s equity investment in Osage Pipeline is as follows (in thousands):

	Six Months Ended June 30,
	2006	2007
Investment at beginning of period	$24,888	$24,087
Earnings in equity investment:
Proportionate share of earnings	1,997	2,201
Amortization of excess investment	(332)	(332)

Net earnings in equity investment	1,665	1,869
Cash distributions	(2,025)	(2,325)

Equity investment at end of period	$24,528	$23,631

MMP’s initial investment in Osage Pipeline included an excess net investment amount of $21.7 million, which is being amortized over the average lives of Osage Pipeline’s assets. Excess investment is the amount by which MMP’s initial investment exceeded MMP’s proportionate share of the book value of the net assets of the investment. The unamortized excess net investment amount at December 31, 2006 and June 30, 2007 was $19.8 million and $19.5 million, respectively, and represents additional value of the underlying identifiable assets.

10.	Employee Benefit Plans

MGG GP sponsors a pension plan for union employees, a pension plan for non-union employees and a postretirement benefit plan for selected employees. The following table presents our consolidated net periodic benefit costs related to these plans during the three and six months ended June 30, 2006 and 2007 (in thousands):

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$1,565	$140	$2,794	$280
Interest cost	562	270	1,103	540
Expected return on plan assets	(395)	—	(953)	—
Amortization of prior service cost	77	38	154	77
Amortization of actuarial loss	17	116	269	231

Net periodic benefit cost	$1,826	$564	$3,367	$1,128

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$1,423	$143	$2,897	$267
Interest cost	656	288	1,290	513
Expected return on plan assets	(519)	—	(1,092)	—
Amortization of prior service cost	77	(214)	154	(427)
Amortization of actuarial loss	167	233	226	344

Net periodic benefit cost	$1,804	$450	$3,475	$697

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Debt

Consolidated debt at December 31, 2006 and June 30, 2007 was as follows (in thousands):

	December 31, 2006	June 30, 2007
Revolving credit facility	$20,500	$122,000
6.45% Notes due 2014	249,589	249,611
5.65% Notes due 2016	248,520	244,946
6.40% Notes due 2037	—	248,902
Magellan Pipeline notes	272,678	—

Total debt	$791,287	$865,459

MMP’s debt and the debt of its consolidated subsidiaries is non-recourse to its general partner and to us.

Magellan Midstream Holdings, L.P. Debt:

Affiliate credit facility. On February 15, 2006, we entered into a $5.0 million revolving credit facility with MGG MH as the lender. There were no borrowings outstanding under this facility when it matured on December 31, 2006. In January 2007 we entered into another facility with MGG MH with similar terms that matures on December 31, 2007. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility bear interest at LIBOR plus 2.0%. We pay a commitment fee to MGG MH on the unused portion of the working capital facility of 0.3% annually. Borrowings under this facility are non-recourse to our general partner. At June 30, 2007, there were no borrowings outstanding under this facility.

MMP Debt:

Revolving Credit Facility. MMP’s revolving credit facility has a borrowing capacity of $400 million and matures in May 2011. Borrowings under the facility are unsecured and incur interest at LIBOR plus a spread that ranges from 0.3% to 0.8% based on MMP’s credit ratings and amounts outstanding under the facility. As of June 30, 2007, $122.0 million was outstanding under this facility, and $1.1 million was obligated for letters of credit. The obligations for letters of credit are not reflected as debt on our consolidated balance sheets. The weighted-average interest rate on borrowings outstanding under the facility at June 30, 2006 and 2007 was 5.7% and 5.8%, respectively.

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

5.65% Notes due 2016. On October 15, 2004, MMP issued $250.0 million of notes due 2016 in an underwritten public offering. The notes were issued for the discounted price of 99.9%, or $249.7 million, and the discount is being accreted over the life of the notes. Including the impact of hedges associated with these notes (see Note 12–Derivative Financial Instruments), the weighted-average interest rate of these notes at June 30, 2006 and 2007 was 6.1% and 6.0%, respectively. Interest is payable semi-annually in arrears on April 15 and October 15 of each year. The outstanding principal amount of the notes was decreased by $1.2 million and $4.8 million at December 31, 2006 and June 30, 2007, respectively, for the fair value of the associated hedge.

6.40% Notes due 2037. On April 19, 2007, MMP issued $250.0 million of 6.4% notes due 2037 in an underwritten public offering. The notes were issued for the discounted price of 99.6%, or $248.9 million, and the discount is being accreted over the life of the notes. Net proceeds from the offering, after underwriter discounts of $2.2 million and offering costs of $0.3 million, were $246.4 million. The net proceeds from this offering were used to repay MMP’s Magellan Pipeline Company, L.P. (“Magellan Pipeline”) notes, as discussed below. Including the impact of the amortization of the realized gains on the interest hedges associated with these notes (see Note 12—Derivative Financial Instruments), the effective interest rate of these notes is 6.3%.

Magellan Pipeline Notes. In connection with the long-term financing of MMP’s acquisition of Magellan Pipeline, MMP and Magellan Pipeline entered into a note purchase agreement on October 1, 2002. At December 31, 2006, $272.6 million of senior notes were outstanding pursuant to this agreement, which were reflected as current portion of long-term debt on our consolidated balance sheets. The outstanding principal amount of the notes at December 31, 2006 was decreased by $1.8 million for the fair value of

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

associated hedges (see Note 12–Derivative Financial Instruments). The remaining difference between the face value and the reported value of these notes at December 31, 2006 was the unamortized step-up in value of $1.9 million. The notes were stepped-up to fair value for our ownership interest of MMP, which we acquired in June 2003. MMP repaid these notes on May 3, 2007 together with a make-whole premium of $2.0 million and accrued interest of $1.5 million with net proceeds from a $250.0 million public offering of 30-year senior notes (see 6.40% Notes due 2037, above) and borrowings under MMP’s revolving credit facility. Prior to the repayment of these notes, MMP made deposits in an escrow account in anticipation of semi-annual interest payments on these notes. Deposits of $5.3 million at December 31, 2006 were reflected as restricted cash on our consolidated balance sheet.

12.	Derivative Financial Instruments

We and MMP use interest rate derivatives to help us manage interest rate risk. The following table summarizes cash flow hedges MMP had settled and recorded to other comprehensive income (loss) as of June 30, 2007 associated with various debt offerings (dollars in millions):

Hedge	Date	Gain/(Loss)	Amortization Period
Interest rate swaps and treasury lock	May 2004	$5.1	10-year life of 6.45	% notes
Interest rate swaps	October 2004	(6.3)	12-year life of 5.65	% notes
Interest rate swaps	April 2007	5.3	30-year life of 6.40	% notes

The following are hedges settled during the current period:

•

In September and November 2006, MMP entered into forward starting interest rate swap agreements to hedge against the variability of future interest payments on $250.0 million of debt it issued in April 2007. These agreements were unwound and settled in April 2007, in conjunction with MMP’s public offering of $250.0 million of notes. MMP received $5.5 million from the settlement of these agreements, of which $5.3 million was recorded to other comprehensive income and is being amortized against interest expense over the life of the notes, and $0.2 million was considered ineffective and recognized as a gain, which was reported as other income. This hedge settlement is included in the above table.

•

During May 2004, MMP entered into certain interest rate swap agreements with notional amounts of $250.0 million to hedge against changes in the fair value of a portion of the Magellan Pipeline senior notes. The fair value of these hedges at December 31, 2006 was $(1.8) million, which was recorded to other current liabilities and current portion of long-term debt. MMP unwound these agreements on May 3, 2007 in conjunction with the repayment of the Magellan Pipeline notes, resulting in payments totaling $1.1 million to the hedge counterparties, of which $0.9 million was recorded to other expense and $0.2 million was recorded as a reduction of accrued interest.

Additionally, in October 2004, MMP entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016 which were issued in October 2004. MMP accounted for this agreement as a fair value hedge. The notional amount of this agreement is $100.0 million and effectively converts $100.0 million of MMP’s 5.65% fixed-rate senior notes issued in October 2004 to floating-rate debt. Under the terms of the agreement, MMP receives the 5.65% fixed rate of the notes and pays LIBOR plus 0.6%. The agreement began on October 15, 2004 and terminates on October 15, 2016, which is the maturity date of the related notes. Payments settle in April and October each year with LIBOR set in arrears. During each period MMP records the impact of this swap based on the forward LIBOR curve. Any differences between actual LIBOR determined on the settlement date and MMP’s estimate of LIBOR results in an adjustment to interest expense. A 0.25% change in LIBOR would result in an annual adjustment to interest expense of $0.3 million associated with this hedge. The fair value of this hedge at December 31, 2006 and June 30, 2007, was $(1.2) million and $(4.8) million, respectively, which was recorded to other deferred liabilities and long-term debt.

MMP also uses derivatives to help manage its product purchases and sales. Derivatives that qualify for and are designated as normal purchases and sales are accounted for using traditional accrual accounting. As of June 30, 2007, MMP had commitments under forward purchase contracts for product purchases that will be accounted for as normal purchases totaling approximately $6.0 million. Additionally, MMP had commitments under forward sales contracts for product sales that will be accounted for as normal sales totaling approximately $51.3 million.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Commitments and Contingencies

Environmental Liabilities. Liabilities recognized for estimated environmental costs were $57.2 million and $60.6 million at December 31, 2006 and June 30, 2007, respectively. Environmental liabilities have been classified as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental remediation liabilities will be paid over the next ten years.

MMP’s environmental liabilities include, among other items, accruals for the items discussed below:

Petroleum Products EPA Issue. In July 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act (the “Act”) served an information request to a former affiliate of MMP with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on Magellan Pipeline, which MMP subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. MMP responded to the March 2004 information request in a timely manner and has entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. MMP has accrued an amount for this matter based on its best estimates that is less than $22.0 million. Most of the amount MMP has accrued for this matter were included as part of the environmental indemnification settlement MMP reached with its former affiliate (see Indemnification Settlement description below). Due to the uncertainties described above, it is reasonably possible that the amounts MMP has recorded for this environmental liability could change in the near term. MMP is in ongoing negotiations with the EPA; however, it is unable to determine what its ultimate liability could be for this matter. Adjustments to our recorded liability resulting from a final settlement with the EPA could be material to our and MMP’s results of operations and cash flows.

Kansas City, Kansas Release. During the second quarter of 2005, MMP experienced a line break and release of approximately 2,900 barrels of product on its petroleum products pipeline near its Kansas City, Kansas terminal. As of June 30, 2007, MMP has estimated remediation costs associated with this release of approximately $2.8 million. Through June 30, 2007, MMP has spent $2.0 million on remediation associated with this release and, as of June 30, 2007, has recorded associated environmental liabilities of $0.8 million. MMP recognized a receivable of $1.2 million from its insurance carrier for this matter. MMP has included this release with the other releases discussed in Petroleum Products EPA Issue above in negotiating any penalties or other injunctive relief that might be assessed.

Independence, Kansas Release. During the first quarter of 2006, MMP experienced a line break and release of approximately 3,200 barrels of product on its petroleum products pipeline near Independence, Kansas. As of June 30, 2007, MMP has estimated remediation costs associated with this release of approximately $8.4 million. Through June 30, 2007, MMP has spent $3.3 million on remediation associated with this release and, as of June 30, 2007, has recorded associated environmental liabilities of $5.1 million and a receivable of $3.6 million from its insurance carrier. MMP has included this release with the other releases discussed in Petroleum Products EPA Issue above in negotiating any penalties or other injunctive relief that might be assessed.

Polychlorinated Biphenyls (“PCB”) Impacts. MMP has identified PCB impacts at one of its petroleum products terminals that it is in the process of delineating. It is possible that in the near term, after MMP’s delineation process is complete, the PCB contamination levels could require corrective actions. MMP is unable to determine at this time what the corrective actions and associated costs might be; however, the costs of these corrective actions could be material to our and MMP’s results of operations and cash flows. These items would have been considered covered by the indemnity agreement settled in May 2004 (see Indemnification Settlement below), and as a result, any associated costs would be allocated to our general partner.

Ammonia EPA Issue. In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by MMP and operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of our ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million. In March 2007, MMP received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

criminal statutes. We and MMP believe that MMP does not have an obligation to indemnify or defend the third-party operator against the DOJ criminal investigations. The DOJ stated in its notice to MMP that it does not expect MMP or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for this matter based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and the third-party operator regarding these two releases; however, MMP is unable to determine what its ultimate liability could be for this matter. Adjustments to our recorded liability resulting from a final settlement with the EPA, which could occur in the near term, could be material to MMP’s results of operations and cash flows.

Indemnification Settlement. Prior to May 2004, a former affiliate had agreed to indemnify MMP against, among other things, certain environmental losses associated with assets that were contributed to MMP at the time of its initial public offering or which MMP subsequently acquired from this former affiliate. In May 2004, Magellan GP, LLC entered into an agreement under which the former affiliate agreed to pay MMP $117.5 million to release it from these indemnifications. On June 29, 2007, we received the final $35.0 million installment payment associated with this agreement. While the settlement agreement releases this former affiliate from its environmental and certain other indemnifications, some indemnifications remain in effect. These remaining indemnifications cover issues involving employee benefits matters, rights-of-way, easements and real property, including asset titles, and unlimited losses and damages related to tax liabilities.

In conjunction with this settlement:

•

We recorded $61.8 million as a receivable from MMP’s former affiliate with an offsetting reduction of our June 2003 purchase price of MMP. The $61.8 million amount represented the difference between the discounted value of the future cash proceeds to be received as of June 2003 from MMP’s former affiliate ($106.9 million) less the amount of previously recognized environmental receivables from MMP’s former affiliate ($45.1 million); and

•

The difference between the undiscounted amounts to be received from MMP’s former affiliate and the discounted value of those future cash payments was $10.6 million, which we recognized as interest income and an increase to our receivable with MMP’s former affiliate over the period from May 25, 2003 to the final payment made on June 29, 2007.

Our receivable balance with MMP’s former affiliate was $33.9 million at December 31, 2006. We contributed to MMP all amounts received pursuant to the environmental indemnification settlement. At both December 31, 2006 and June 30, 2007, known liabilities that would have been covered by this indemnity agreement were $45.7 million. Through June 30, 2007, MMP has spent $36.8 million of the $117.5 million indemnification settlement amount for indemnified matters, including $15.4 million of capital costs. The cash MMP has received from the indemnity settlement is not reserved and has been used by MMP for its various other cash needs, including expansion capital spending.

Environmental Receivables. MMP had recognized receivables from insurance carriers and other entities related to environmental matters of $5.9 million and $6.7 million at December 31, 2006 and June 30, 2007, respectively.

Unrecognized product gains. MMP’s petroleum products terminals operations generate product overages and shortages. When MMP’s petroleum products terminals experience net product shortages, it recognizes expense for those losses in the periods in which they occur. When MMP’s petroleum products terminals experience net product overages, it has product on hand for which it has no cost basis. Therefore, these net overages are not recognized in our or MMP’s financial statements until the associated barrels are either sold or used to offset product losses. The combined net unrecognized product overages for MMP’s petroleum products terminals operations had a market value of approximately $8.9 million as of June 30, 2007. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

MMP’s general partner has also adopted a long-term incentive plan (the “MMP LTIP”) for certain MGG GP employees who perform services for MMP and for directors of MMP’s general partner. The MMP LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate of 3.2 million MMP limited partner units. The compensation committee of MMP’s general partner’s board of directors (the “MMP Compensation Committee”) administers the MMP LTIP.

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

In February 2004, the MMP Compensation Committee approved approximately 159,000 unit award grants pursuant to the MMP LTIP. These units vested on December 31, 2006 and, because MMP exceeded certain performance metrics, the actual number of units awarded with this grant totaled approximately 285,000. The value of these units on December 31, 2006 was $11.0 million. MMP settled these award grants in January 2007 by issuing 184,905 MMP limited partner units and distributing those units to the participants. The difference between the units issued to the participants and the total units accrued for represented the minimum tax withholdings associated with this award settlement. MMP paid associated tax withholdings and employer taxes of $3.9 million and $0.5 million, respectively, in January 2007, which MMP intends to finance with proceeds from its next equity offering.

In February 2005, the MMP Compensation Committee approved approximately 160,600 MMP unit award grants pursuant to the MMP LTIP. The actual number of MMP limited partner units that will be awarded under this grant is based on the attainment of long-term performance metrics. The number of MMP limiter partner units that could ultimately be issued under this award ranges from zero up to a total of 298,600 as adjusted for estimated forfeitures and retirements; however, the awards are also subject to personal and other performance components which could increase or decrease the number of units to be paid out by as much as 20%. The units vest on December 31, 2007. As of June 30, 2007, approximately 11,300 award grants had been forfeited. MMP does not anticipate additional forfeitures prior to the vesting date. MMP has estimated the number of units that will be awarded under this grant to be approximately 283,700, the fair value of which was $45.32 per unit or $12.9 million on June 30, 2007. Unrecognized estimated compensation expense associated with these award grants as of June 30, 2007 was $2.1 million, which will be recognized over the next 6 months. There was no impact on our cash flows associated with these award grants during the first six months of 2006 and 2007.

During 2006, the MMP Compensation Committee approved approximately 178,500 unit award grants pursuant to the MMP LTIP. There was no impact on our cash flows associated with these award grants during the first six months of 2006 and 2007. These award grants are being accounted for as follows:

•

Approximately 139,700 are based on the attainment of long-term performance metrics. These units vest on December 31, 2008. The number of units that could ultimately vest under this component of the award ranges from zero to approximately 258,400 as adjusted for expected forfeitures and retirements. MMP has accounted for these award grants using the equity method. The weighted-average fair value of the awards on the grant date was $24.67 per unit, which was based on MMP’s unit price on the grant date less the present value of the per-unit estimated cash distributions during the vesting period. As of June 30, 2007, approximately 8,700 award grants had been forfeited and MMP expects an additional 1,800 will be forfeited prior to the vesting date. MMP increased its estimate of the number of payout units under this grant to approximately 232,700 because management believes MMP will achieve above-target results compared to the established performance metrics. The value of these award grants was $5.7 million on June 30, 2007, and the unrecognized compensation cost on that date was $3.0 million, which will be recognized over the next 18 months.

•

Approximately 34,900 are based on personal performance and payouts will be determined by the MMP Compensation Committee. These units vest on December 31, 2008. The number of units that could ultimately vest under this component of the award ranges from zero to approximately 64,600 as adjusted for expected forfeitures and retirements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MMP has accounted for these award grants using the liability method; therefore, compensation expense recognized is based on the fair value of the unit awards and the percentage of the service period completed at each period end. As of June 30, 2007, approximately 2,200 award grants had been forfeited and MMP expects an additional 400 will be forfeited prior to the vesting date. MMP increased its estimate of the number of payout units under this grant to approximately 58,200 because management believes the MMP Compensation Committee will approve above-target discretionary payouts as they have historically done when above-target financial results are achieved. The fair value of these award grants was $42.76 per unit or $2.5 million on June 30, 2007, and the unrecognized estimated compensation cost on that date was $1.3 million, which will be recognized over the next 18 months.

•

An additional 3,900 award grants have been issued with various vesting dates. As of June 30, 2007, approximately 2,600 of these award grants have been forfeited. MMP uses the equity method to account for most of the remaining award grants. The value of these award grants was approximately $0.1 million on June 30, 2007, and the unrecognized estimated compensation cost on that date was less than $0.1 million, which will be recognized over the next 6 months.

In 2007, the MMP Compensation Committee approved approximately 158,200 unit award grants pursuant to the MMP LTIP. There was no impact on our cash flows from the award grants during the current quarter. These award grants have a three-year vesting period which will end on December 31, 2009; however, the grants are broken equally into three tranches. Under the first tranche, 80% of the payouts are based on performance metrics set for the 2007 fiscal year. Under the second and third tranches, 80% of the payouts will be based on performance metrics that will be established in the first quarter of each respective year. Under all three tranches, 20% of the payouts are based on personal performance with payouts determined by the MMP Compensation Committee. The first tranche of this award is being accounted for as follows:

•

Approximately 42,200 of the unit awards are based on attainment of 2007 performance metrics. The number of units that could ultimately vest under this component of the award ranges from zero to approximately 80,600 as adjusted for expected forfeitures and retirements of 4.5%. MMP has accounted for these award grants using the equity method. The weighted-average fair value of the awards on the grant date was $32.74 per unit, which was based on MMP’s closing unit price on the grant date, less the present value of the per-unit estimated cash distributions during the vesting period. MMP currently estimates that it will achieve an above-target payout; therefore, MMP’s current compensation expense accruals assumed that 59,100 units will vest under this component of the award grant, the fair value of which on June 30, 2007 was $1.9 million. The unrecognized compensation cost on that date was $1.7 million, which will be recognized over the next 30 months.

•

Approximately 10,500 of the unit awards are based on personal performance. The number of units that could ultimately vest under this component of the award ranges from zero to approximately 20,200 as adjusted for expected forfeitures and retirements of 4.5%. MMP has accounted for these award grants using the liability method; therefore, the compensation expense MMP recognizes is based on the fair value of unit awards and the percentage of the service period completed at each period end. The fair value of these unit awards at June 30, 2007 was $40.18 per unit. MMP currently estimates that it will achieve an above-target payout; therefore, MMP’s current compensation expense accruals assumed that 14,800 units will vest under this component of the award grant. The fair value of these unit awards on June 30, 2007 was $0.6 million of which $0.1 million has been recognized as compensation expense. The estimated unrecognized compensation expense will be recognized over the next 30 months.

An additional 2,600 award grants were approved during 2007 which have a vesting date of December 31, 2008. MMP is using the equity method to account for these award grants. The value of these award grants was approximately $0.2 million on June 30, 2007, and the unrecognized estimated compensation cost on that date was less than $0.1 million, which will be recognized over the next 18 months.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MMP’s equity-based incentive compensation expense for the three and six months ended June 30, 2006 and 2007 is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Awards prior to 2004	$—	$—	$(93)	$—
2004 awards	1,046	—	1,728	519
2005 awards	835	1,197	1,586	3,487
2006 awards	374	743	563	1,485
2007 awards	—	270	—	369

Total	$2,255	$2,210	$3,784	$5,860

15.	Distributions

Distributions paid by MMP during 2006 and 2007 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Common Units	Subordinated Units	General Partner	Total Cash Distribution
02/14/06	$0.55250	$33,526	$3,138	$12,839	$49,503
05/15/06	0.56500	37,494	—	13,668	51,162
08/14/06	0.57750	38,323	—	14,498	52,821
11/14/06	0.59000	39,153	—	15,327	54,480

Total	$2.28500	$148,496	$3,138	$56,332	$207,966

02/14/07	$0.60250	$40,094	$—	$16,197	$56,291
05/15/07	0.61625	41,009	—	17,112	58,121
08/14/07(a)	0.63000	41,924	—	18,027	59,951

Total	$1.84875	$123,027	$—	$51,336	$174,363

(a)	Magellan GP, LLC declared this cash distribution on July 27, 2007 to be paid on August 14, 2007 to unitholders of record at the close of business on August 6, 2007.

Distributions we made to our affiliate owners prior to our becoming a public company are as follows:

Date Distribution Paid	Amount
2006
January	$74
February	522,194

Total	$522,268

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distributions we made subsequent to our becoming a public company are as follows (in thousands, except per unit amounts):

Payment Date	Distribution Amount	Common Units	General Partner	Total Cash Distribution
05/15/06 (a)	$0.20800	$13,031	$1	$13,032
08/14/06	0.22000	13,782	1	13,783
11/14/06	0.23300	14,597	1	14,598

Total	$0.66100	$41,410	$3	$41,413

02/14/07	$0.24600	$15,411	$2	$15,413
05/15/07	0.26150	16,382	2	16,384
08/14/07 (b)	0.27600	17,291	2	17,293

Total	$0.78350	$49,084	$6	$49,090

(a)

MGG GP declared a cash distribution of $0.208 associated with the first quarter of 2006. The distribution paid to our public unitholders for that quarter was prorated for the 45-days that we were a public entity, or $0.104 per unit.

(b)	MGG GP declared this cash distribution on July 26, 2007 to be paid on August 14, 2007, to unitholders of record at the close of business on August 6, 2007.

Total distributions paid to outside and affiliate owners by us and MMP are determined as follows (in thousands):

	Six Months Ended June 30,
	2006	2007
Cash distributions paid by MMP	$100,665	$114,412
Less distributions paid by MMP to its general partner	26,507	33,309

Distributions paid by MMP to outside owners	74,158	81,103
Distributions we paid to our affiliate owners before we became a public company	522,268	—
Distributions paid after our initial public offering	13,032	31,797

Total distributions	$609,458	$112,900

16.	Fair Value Measurements

In September 2006, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years; however, earlier application was encouraged. We have elected to adopt SFAS No. 157 effective January 1, 2007. Our fair value measurements as of June 30, 2007 using significant other observable inputs for interest rate swap derivatives were $(4.8) million.

17.	Subsequent Events

On July 27, 2007, Magellan GP, LLC declared a quarterly distribution of $0.63 per unit to be paid on August 14, 2007, to unitholders of record at the close of business on August 6, 2007. We will receive approximately $18.0 million of that distribution as a result of our ownership interest in Magellan GP, LLC, which owns a general partner interest and the incentive distribution rights in MMP (see Note 15—Distributions for details).

On July 26, 2007, our general partner declared a quarterly distribution of $0.276 per unit to be paid on August 14, 2007, to unitholders of record at the close of business on August 6, 2007. The total cash distributions to be paid are $17.3 million (see Note 15—Distributions for details).

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

Since we own and control Magellan GP, LLC, we reflect our ownership interest in MMP on a consolidated basis, which means that our financial results are combined with Magellan GP, LLC’s and MMP’s financial results. The publicly held limited partner interests in MMP are reflected as non-controlling owners’ interest in income of consolidated subsidiaries in our results of operations. We currently have no separate operating activities apart from those conducted by MMP, and our operating cash flows are derived solely from cash distributions from MMP. Accordingly, the following discussion of our financial position and results of operations primarily reflects the operating activities and results of operations of MMP. Please read this discussion and analysis in conjunction with: (i) our accompanying interim consolidated financial statements and related notes and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Developments

Distribution. On July 27, 2007, Magellan GP, LLC declared a quarterly distribution of $0.63 per unit to be paid by MMP on August 14, 2007, to its unitholders of record at the close of business on August 6, 2007. We will receive $18.0 million of that distribution as a result of our ownership interest in Magellan GP, LLC, which owns a general partner interest and the incentive distribution rights in MMP.

On July 26, 2007, our general partner declared a quarterly distribution of $0.2760 per unit to be paid on August 14, 2007, to unitholders of record at the close of business on August 6, 2007. The total cash distributions to be paid are $17.3 million.

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

Results of Operations

The results of our operations discussed below principally reflect the activities of MMP. Because our financial statements consolidate the results of MMP, our financial statements are substantially similar to MMP’s. The differences in our financial statements primarily include the following adjustments to the income statement:

•

Interest of non-controlling owners in MMP. Our consolidated balance sheet includes non-controlling owners’ interest of consolidated subsidiaries that reflect the proportion of MMP owned by its partners other than us. Similarly, the ownership interests in MMP held by its partners other than us are reflected in our consolidated income statement as non-controlling owners’ interest in income of consolidated subsidiaries. These balance sheet and income statement categories are not reflected on MMP’s financial statements;

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

•

Our capital structure. In addition to incorporating the assets and liabilities of MMP, the partners’ capital on our balance sheet represents our partners’ capital as opposed to the capital reflected on MMP’s balance sheet, which reflects the ownership interests of all of its partners, including its owners other than us. Consequently, our income statements reflect non-controlling owners’ interest in income of consolidated subsidiaries that is not reflected on MMP’s financial statements;

•

Non-cash interest income. During May 2004, we and MMP entered into an indemnification settlement with a former affiliate, which is discussed in more detail under Environmental below. We recorded a receivable from this former affiliate on our consolidated balance sheet in connection with this indemnification settlement at its discounted present value, and we recorded the accretion of the discount over time as interest income on our consolidated income statement. These items were not reflected on MMP’s financial statements, except that MMP recorded a capital contribution from us when payments pursuant to the indemnification settlement were made to MMP by this former affiliate; and

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

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2007

	Three Months Ended June 30,		Variance
			Favorable (Unfavorable)
	2006	2007	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Revenues:
Transportation and terminals revenues:
Petroleum products pipeline system	$107.6	$114.7	$7.1	7
Petroleum products terminals	28.8	32.0	3.2	11
Ammonia pipeline system	3.4	4.5	1.1	32
Intersegment eliminations	(1.0)	(0.8)	0.2	20

Total transportation and terminals revenues	138.8	150.4	11.6	8
Product sales	172.8	177.9	5.1	3
Affiliate management fees	0.2	0.1	(0.1)	(50)

Total revenues	311.8	328.4	16.6	5
Operating expenses:
Petroleum products pipeline system	41.3	42.2	(0.9)	(2)
Petroleum products terminals	12.2	13.1	(0.9)	(7)
Ammonia pipeline system	3.0	6.0	(3.0)	(100)
Intersegment eliminations	(1.7)	(1.4)	(0.3)	(18)

Total operating expenses	54.8	59.9	(5.1)	(9)
Product purchases	154.9	156.6	(1.7)	(1)
Equity earnings	(0.9)	(1.1)	0.2	22

Operating margin	103.0	113.0	10.0	10
Depreciation and amortization expense	19.1	19.5	(0.4)	(2)
Affiliate G&A expense	16.4	18.4	(2.0)	(12)

Operating profit	$67.5	$75.1	$7.6	11

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.077	$1.146
Volume shipped (million barrels)	78.2	76.9
Petroleum products terminals:
Marine terminal average storage utilized per month (million barrels)	20.4	21.3
Inland terminal throughput (million barrels)	27.2	29.3
Ammonia pipeline system:
Volume shipped (thousand tons)	162	186

Transportation and terminals revenues increased by $11.6 million resulting from higher revenues for each of MMP’s business segments as described below:

•

an increase in petroleum products pipeline system revenues of $7.1 million primarily attributable to increased transportation revenues resulting from higher average transportation rates due to MMP’s mid-year 2006 tariff increase. Transportation volumes declined slightly due to temporary refinery production reductions during the current year. MMP also earned more ancillary revenues related to higher fees for leased storage as well as additional demand for its terminal, additive and renewable fuels services during 2007;

•

an increase in petroleum products terminals revenues of $3.2 million due to higher revenues at both MMP’s marine and inland terminals. Marine revenues increased primarily due to operating results from expansion projects, such as construction of additional storage tanks at MMP’s Galena Park, Texas facility, that were placed into service beginning late 2006, as well as more revenue from additive services. Inland terminal revenues increased due to record throughput volumes during the current period as well as higher additive fees; and

•	an increase in ammonia pipeline system revenues of $1.1 million primarily due to increased transportation volumes and higher average tariffs.

Operating expenses increased by $5.1 million resulting from higher expenses for each of our business segments as described below:

•

an increase in petroleum products pipeline system expenses of $0.9 million primarily due to increased environmental accruals and power costs during the current period, partially offset by more favorable product overages, which reduce operating expenses;

•	an increase in petroleum products terminals expenses of $0.9 million primarily related to timing of maintenance projects, such as tank inspection and cleaning, at MMP’s marine terminals; and

•

an increase in ammonia pipeline system expenses of $3.0 million primarily due to increased environmental accruals related to a 2004 pipeline release and higher system integrity costs. MMP expects the amount of 2007 system integrity spending on the ammonia system to be higher than in 2006 as it completes the work necessary for the high consequence area testing mandated by federal regulations.

Product sales revenues primarily resulted from a third-party product supply agreement, MMP’s petroleum products blending operation, terminal product gains and transmix fractionation. Revenues from product sales were $177.9 million for the three months ended June 30, 2007 while product purchases were $156.6 million, resulting in gross margin from these transactions of $21.3 million. The gross margin resulting from product sales and purchases for the 2007 period increased $3.4 million compared to gross margin for the 2006 period of $17.9 million, resulting from product sales for the three months ended June 30, 2006 of $172.8 million and product purchases of $154.9 million. The gross margin increase in the current period primarily resulted from the impact of high product prices. As we have previously disclosed, the gross margin MMP realizes on its third-party supply agreement, petroleum products blending, terminal product gains and fractionation activities can be substantially higher in periods when refined petroleum prices increase and substantially lower in periods when product prices decline or stabilize given that MMP follows an average inventory valuation methodology which results in each period’s product purchases being influenced by the value of products held in that period’s beginning inventory.

Operating margin increased $10.0 million, primarily due to higher petroleum products pipeline system revenues, operating results from marine terminal expansion projects and higher gross margin from product sales, partially offset by increased ammonia operating expenses in 2007.

Affiliate G&A expenses increased by $2.0 million between periods due primarily to $1.3 million of non-cash expense during second-quarter 2007 associated with a payment by MGG Midstream Holdings, L.P. (“MGG MH”), the affiliate owner of our general partner, to one of our executives in connection with the April sale by MGG MH of limited partner interests in us. G&A costs also increased due to higher personnel costs as well as timing of expenses. Equity-based G&A incentive compensation expense was unchanged at $1.9 million for both periods.

Interest expense, net of capitalized interest and interest income, was $11.4 million for the three months ended June 30, 2007, compared to $11.9 million for the three months ended June 30, 2006. The average debt outstanding, excluding fair value adjustments for interest rate hedges and step-up adjustments, increased to $910.7 million during 2007 from $797.1 million during 2006 principally due to MMP’s revolver borrowings to fund capital expenditures. However, the weighted-average interest rate on our consolidated borrowings, after giving effect to the impact of associated fair value hedges and step-up adjustments, decreased to 6.0% in the current period from 6.9% in 2006 primarily due to the refinancing of MMP’s pipeline notes during second quarter 2007 at a lower interest rate. Further, the amount of capitalized interest increased $0.8 million due to MMP’s higher level of capital spending over the last year.

MMP incurred debt refinancing expenses of $3.5 million during second quarter 2007 with no similar expense in the 2006 period. These expenses were associated with the early retirement of MMP’s pipeline notes, originally due in October 2007, and included a debt prepayment premium of $2.0 million, write-off of unamortized debt placement fee of $0.8 million and related interest rate hedge settlements of $0.7 million, which was recorded as other expense.

Provision for income taxes was $0.8 million in second quarter 2007 compared to $0.0 million in 2006. Beginning in 2007, the state of Texas implemented a partnership-level tax based on the financial results of MMP’s assets apportioned to the state of Texas.

Net income was $14.9 million for the three months ended June 30, 2007 compared to $12.9 million for the three months ended June 30, 2006, an increase of $2.0 million, or 16%.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2007

	Six Months Ended June 30,		Variance
			Favorable (Unfavorable)
	2006	2007	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Revenues:
Transportation and terminals revenues:
Petroleum products pipeline system	$199.7	$222.2	$22.5	11
Petroleum products terminals	63.1	63.8	0.7	1
Ammonia pipeline system	8.2	9.4	1.2	15
Intersegment eliminations	(1.7)	(1.7)	—	—

Total transportation and terminals revenues	269.3	293.7	24.4	9
Product sales	321.7	326.6	4.9	2
Affiliate management fees	0.3	0.3	—	—

Total revenues	591.3	620.6	29.3	5
Operating expenses:
Petroleum products pipeline system	82.1	85.0	(2.9)	(4)
Petroleum products terminals	23.8	27.1	(3.3)	(14)
Ammonia pipeline system	5.2	11.5	(6.3)	(121)
Intersegment eliminations	(3.2)	(2.9)	(0.3)	(9)

Total operating expenses	107.9	120.7	(12.8)	(12)
Product purchases	288.5	290.6	(2.1)	(1)
Equity earnings	(1.7)	(1.9)	0.2	12

Operating margin	196.6	211.2	14.6	7
Depreciation and amortization expense	38.2	38.8	(0.6)	(2)
Affiliate G&A expense	31.9	36.6	(4.7)	(15)

Operating profit	$126.5	$135.8	$9.3	7

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.053	$1.149
Volume shipped (million barrels)	147.4	148.2
Petroleum products terminals:
Marine terminal average storage utilized per month (million barrels)	20.5	21.5
Inland terminal throughput (million barrels)	52.4	57.5
Ammonia pipeline system:
Volume shipped (thousand tons)	378	400

Transportation and terminals revenues increased by $24.4 million resulting from higher revenues for each of MMP’s business segments as described below:

•

an increase in petroleum products pipeline system revenues of $22.5 million primarily attributable to increased transportation revenues resulting from higher average transportation rates due to the mid-year 2006 tariff increase. Transportation volumes increased slightly between periods due to higher diesel fuel shipments. MMP also earned more ancillary revenues related to higher fees for leased storage as well as additional demand for its terminal, additive and renewable fuels services during 2007;

•

an increase in petroleum products terminals revenues of $0.7 million. Marine revenues were down slightly as operating results from expansion projects, such as construction of additional storage tanks at MMP’s Galena Park, Texas facility that were placed into service beginning late 2006, and more revenue from additive services and higher rates were offset by the first-quarter 2006 revenue recognition from a variable-rate storage agreement that ended January 2006. Although MMP currently has another variable-rate agreement in place, the term for the new contract expires in December 2007, at which time MMP will recognize any related revenues, which are based on MMP’s share of its customer’s net trading profits earned over the agreement term. Inland terminal revenues increased in 2007 from higher throughput volumes as well as higher additive fees; and

•	an increase in ammonia pipeline system revenues of $1.2 million primarily due to increased transportation volumes and higher average tariffs.

Operating expenses increased by $12.8 million. Each of MMP’s business segments incurred additional expenses as follows:

•

an increase in petroleum products pipeline system expenses of $2.9 million primarily due to system integrity spending for pipeline testing and maintenance as well as higher personnel and environmental expenses. These increases were partially offset by more favorable product overages in the current period, which reduce operating expenses;

•

an increase in petroleum products terminals expenses of $3.3 million primarily related to higher personnel costs, in part due to expansion projects, timing of maintenance projects and a product downgrade charge resulting from the accidental blending of a small amount of product during 2007; and

•

an increase in ammonia pipeline system expenses of $6.3 million primarily due to increased environmental accruals related to a 2004 pipeline release and higher system integrity costs. MMP expects the amount of 2007 system integrity spending to be higher than in 2006 on its ammonia system as it completes the work necessary for the high consequence area testing mandated by federal regulations.

Product sales revenues primarily resulted from a third-party product supply agreement, MMP’s petroleum products blending operation, terminal product gains and transmix fractionation. Revenues from product sales were $326.6 million for the six months ended June 30, 2007, while product purchases were $290.6 million, resulting in gross margin from these transactions of $36.0 million. The gross margin resulting from product sales and purchases for the 2007 period increased $2.8 million compared to gross margin for the 2006 period of $33.2 million, resulting from product sales for the six months ended June 30, 2006 of $321.7 million and product purchases of $288.5 million. The gross margin increase in the current period primarily resulted from the impact of high product prices. As we have previously disclosed, the gross margin MMP realizes on its third-party supply agreement, petroleum products blending, terminal product gains and fractionation activities can be substantially higher in periods when refined petroleum prices increase and substantially lower in periods when product prices decline or stabilize given that MMP follows an average inventory valuation methodology which results in each period’s product purchases being influenced by the value of products held in that period’s beginning inventory.

Operating margin increased $14.6 million, primarily due to higher petroleum products pipeline system revenues partially offset by increased ammonia operating expenses in 2007.

Depreciation and amortization expense increased by $0.6 million related to capital improvements over the past year.

Affiliate G&A expenses increased by $4.7 million between periods in part due to MMP’s equity-based incentive compensation program, which impacted G&A expenses by $5.1 million during the six months ended June 30, 2007 and $3.2 million during the comparable 2006 period. The higher compensation expense resulted from the increase in MMP’s unit price and increases in the number of units MMP’s management estimates will vest under its equity-based incentive compensation program. G&A expenses were also higher due to a $1.3 million non-cash expense associated with a payment by MGG MH to one of our executives in connection with the April sale by MGG MH of limited partner interests in us during 2007 as well as higher personnel costs during the current year.

Interest expense, net of capitalized interest and interest income, was $23.8 million for the six months ended June 30, 2007, which was slightly lower than the $23.9 million related to the six months ended June 30, 2006. Our average consolidated debt outstanding, excluding fair value adjustments for interest rate hedges, increased to $884.2 million during 2007 from $807.0 million during 2006 principally due to MMP’s revolver borrowings to fund capital expenditures. However, the weighted-average interest rate on our consolidated borrowings, after giving effect to the impact of associated fair value hedges, decreased to 6.3% in the current period from 6.8% in 2006 primarily due to the refinancing of MMP’s pipeline notes during second quarter 2007 at a lower interest rate. Further, the amount of capitalized interest increased due to the higher level of capital spending over the last year.

MMP incurred debt refinancing expenses of $3.5 million during the 2007 period with no similar expense in 2006. These expenses were associated with the early retirement of MMP’s pipeline notes during second quarter 2007, originally due in October 2007, and included a debt prepayment premium of $2.0 million, write-off of unamortized debt placement fee of $0.8 million and related interest rate hedge settlements of $0.7 million, which was recorded as other expense.

Provision for income taxes was $1.5 million during the first half of 2007, compared to $0.0 million in 2006. Beginning in 2007, the state of Texas has implemented a partnership-level tax based on the financial results of MMP’s assets apportioned to the state of Texas.

Net income was $26.4 million for the six months ended June 30, 2007 compared to $23.7 million for the six months ended June 30, 2006, an increase of $2.7 million, or 11%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities was $137.7 million and $108.1 million for the six months ended June 30, 2007 and 2006, respectively.

•	The $29.6 million increase from 2006 to 2007 was primarily attributable to:

•	a $5.3 million increase in net income, net of non-cash expense associated with the non-controlling owners’ interest in income of consolidated subsidiaries in 2007;

•

a $44.6 million increase in cash from collection of accounts receivable and other accounts receivable, primarily due to receipt of $35.0 million from a former affiliate (see “Environmental – Indemnification Settlement,” below);

•	a $7.5 million increase in cash relative to net changes in environmental liabilities, offsetting non-cash expenses reflected in net income; and

•	other working capital changes increased cash by $16.2 million.

•

These increases were partially offset by a $44.0 million decrease in cash relative to net changes in accounts payable and accrued product purchases. The decrease is primarily due to timing of invoices received from and payments to our vendors and suppliers.

Net cash used by investing activities for the six months ended June 30, 2007 and 2006 was $98.6 million and $62.6 million, respectively. During 2007, MMP spent $89.1 million for capital expenditures, of which $16.8 million was for maintenance capital and $72.3 million was for expansion capital. During 2006, MMP spent $67.1 million for capital expenditures, of which $12.2 million was for maintenance capital and $54.9 million was for expansion capital.

Net cash used by financing activities for the six months ended June 30, 2007 and 2006 was $32.7 million and $81.3 million, respectively. Cash used during 2007 reflects $31.8 million of distributions by us to our unitholders and $81.1 million of distributions by MMP to its owners other than us, partially offset by net borrowings on MMP’s revolving credit facility of $101.5 million and $248.9 million from a debt financing. These borrowings were used to repay the remaining $272.6 million on MMP’s pipeline notes. Cash used during 2006 primarily reflects $535.3 million of distributions by us to our owners and unitholders and $74.2 million of distributions by MMP to its owners other than us, partially offset by $506.8 million of net proceeds from our initial public offering, net borrowings of $12.2 million under MMP’s revolving credit facility and affiliate capital contributions of $9.6 million.

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

During second quarter 2007, MMP’s net maintenance capital spending was $8.7 million, excluding $1.2 million of spending that would have been covered by indemnifications settled in May 2004 and $0.7 million for which MMP expects to be reimbursed by insurance. For the six months ended June 30, 2007, MMP spent net maintenance capital of $13.9 million, excluding $2.1 million of spending that would have been covered by the May 2004 indemnification settlement and $0.8 million for which MMP expects to be reimbursed by insurance. MMP has received the entire $117.5 million under the indemnification settlement agreement. Please see Environmental below for additional description of this indemnification settlement.

For 2007, MMP expects to incur maintenance capital expenditures for its existing businesses of approximately $34.0 million, excluding $8.0 million of maintenance capital that would have been covered by the indemnification discussed above and $2.0 million MMP expects to receive from insurance reimbursements.

In addition to maintenance capital expenditures, MMP also incurs expansion capital expenditures at its existing facilities. For the three and six months ended June 30, 2007, MMP spent cash of $39.2 million and $72.3 million, respectively, for organic growth projects. Based on projects currently underway, MMP currently plans to spend $160.0 million on organic growth capital in 2007, excluding future acquisitions, and approximately $90.0 million in 2008 to complete these projects.

Liquidity

As of June 30, 2007, total debt reported on our consolidated balance sheet was $865.5 million. The difference between this amount and the $872.0 million face value of our outstanding consolidated debt is adjustments related to the fair value hedges and unamortized discounts on debt issuances.

Our Debt

Affiliate note payable. On February 15, 2006, we entered into a $5.0 million revolving credit facility with MGG Midstream Holdings, L.P. as the lender. There were no borrowings outstanding under this facility when it matured on December 31, 2006. In January 2007 we entered another facility with MGG Midstream Holdings, L.P. with similar terms that matures on December 31, 2007. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility bear interest at LIBOR plus 2.0%. We pay a commitment fee to MGG Midstream Holdings, L.P. on the unused portion of the working capital facility of 0.3% annually. Borrowings under this facility are non-recourse to our general partner. At June 30, 2007 and 2006, there were no borrowings outstanding under this facility.

Debt of MMP

Revolving Credit Facility. MMP’s revolving credit facility has a borrowing capacity of $400.0 million and matures in May 2011. Borrowings under the facility are unsecured and incur interest at LIBOR plus a spread that ranges from 0.3% to 0.8% based on MMP’s credit ratings and amounts outstanding under the facility. As of June 30, 2007, $122.0 million was outstanding under this facility, and $1.1 million of the facility was obligated for letters of credit. The obligations for letters of credit are not reflected as debt on our consolidated balance sheets. As of June 30, 2007, the weighted-average interest rate on borrowings outstanding under this facility was 5.8%.

6.45% Notes due 2014. On May 25, 2004, MMP sold $250.0 million of 6.45% notes due 2014 in an underwritten public offering at 99.8% of par. Including the impact of pre-issuance hedges associated with these notes, the effective interest rate on these notes at June 30, 2007 was 6.3%.

5.65% Notes due 2016. On October 15, 2004, MMP sold $250.0 million of 5.65% notes due 2016 in an underwritten public offering as part of the long-term financing of pipeline system assets MMP acquired in October 2004. The notes were issued at 99.9% of par. Including the impact of pre-issuance hedges associated with these notes and the swap of $100.0 million of the notes from fixed-rate to floating-rate, the weighted-average interest rate on the notes at June 30, 2007 was 6.0%.

6.40% Notes due 2037. On April 19, 2007, MMP sold $250.0 million of 6.40% notes due 2037 in an underwritten public offering at 99.6% of par. MMP received proceeds after underwriters’ fees and expenses of approximately $246.4 million. Including the impact of pre-issuance hedges associated with these notes, the effective interest rate on these notes at June 30, 2007 was 6.3%. The proceeds from the offering of these notes together with borrowings under MMP’s revolving credit facility were used in May 2007 to prepay the $272.6 million of outstanding pipeline notes, as well as a related debt prepayment premium of $2.0 million and a $1.1 million payment in connection with the unwinding of fair value hedges associated with these notes.

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

Interest Rate Derivatives. MMP utilizes interest rate derivatives to manage interest rate risk. MMP was engaged in the following derivative transaction as of June 30, 2007:

•

In October 2004, MMP entered into a $100.0 million interest rate swap agreement to hedge against changes in the fair value of a portion of our 5.65% notes due 2016. This agreement effectively changes the interest rate on $100.0 million of those notes to a floating rate of six-month LIBOR plus 0.6%, with LIBOR set in arrears. This swap agreement expires on October 15, 2016, the maturity date of the 5.65% notes.

Credit Ratings. MMP’s current corporate credit ratings are BBB by Standard and Poor’s and Baa2 by Moody’s Investor Services. We do not currently have and are not currently intending to obtain a credit rating by any of the rating agencies.

Off-Balance Sheet Arrangements

None.

Environmental

Various governmental authorities in the jurisdictions in which MMP conducts its operations subject it to environmental laws and regulations. MMP has accrued liabilities for estimated site restoration costs to be incurred in the future at its facilities and properties, including liabilities for environmental remediation obligations at various sites where MMP has been identified as a possible responsible party. Under MMP’s accounting policies, it records liabilities when site restoration and environmental remediation obligations are either known or considered probable and can be reasonably estimated. The determination of amounts recorded for environmental liabilities involves significant judgments and assumptions by management. Due to the inherent uncertainties involved in determining environmental liabilities, it is reasonably possible that the actual amounts required to extinguish these liabilities could be materially different from those liabilities recognized.

Indemnification settlement. Prior to May 2004, a former affiliate provided indemnifications to MMP for assets MMP had acquired from it. In May 2004, we and MMP entered into an agreement with the former affiliate under which the former affiliate agreed to pay MMP $117.5 million to release it from those indemnification obligations. As of June 30, 2007, MMP has received the entire $117.5 million due under this agreement. As of June 30, 2007, known liabilities that would have been covered by these indemnifications were $45.7 million. In addition, MMP has spent $36.8 million through June 30, 2007 that would have been covered by these indemnifications, including $15.4 million of capital costs. MMP has not reserved the cash received from this indemnity settlement but has used it for various other cash needs, including expansion capital spending.

Petroleum Products EPA issue. In July 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act (the “Act”), served an information request to MMP’s former affiliate with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on Magellan Pipeline, which MMP subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. MMP responded to the March 2004 information request in a timely manner and has entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. MMP has accrued an amount for this matter based on its best estimates that is less than $22.0 million. Most of the amounts MMP has accrued for this matter were included as part of the environmental indemnification settlement reached with its former affiliate as described above. Due to the uncertainties described above, it is reasonably possible that the amounts MMP has recorded for this environmental liability could change in the near term. MMP’s management is in ongoing discussions with the EPA; however, it is unable to determine what MMP’s ultimate liability could be for this matter. Adjustments to our recorded liability resulting from a final settlement with the EPA could be material to MMP’s results of operations and cash flows.

Ammonia EPA issue. In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by MMP and operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of our ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million. In March 2007, MMP received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. We and MMP do not believe we have an obligation to indemnify or defend the third-party operator against the DOJ criminal investigations. The DOJ stated in its notice to MMP that it does not expect MMP or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for this matter based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and third-part operator regarding these two releases; however, MMP is unable to determine what its ultimate liability could be for this matter. Adjustments to our recorded liability resulting from a final settlement with the EPA, which could occur in the near term, could be material to MMP’s results of operations and cash flows.

Polychlorinated Biphenyls (“PCB”) impacts. MMP has identified PCB impacts at one of its petroleum products terminals that it is in the process of delineating. It is possible that in the near term after MMP’s delineation process is complete, the PCB contamination levels could require corrective actions. MMP’s management is unable at this time to determine what these corrective actions and associated costs might be. These items would have been considered covered by the indemnity agreement settled in May 2004, as discussed above, and as a result would be allocated to MMP’s general partner. The costs of any corrective actions associated with these PCB impacts could be material to MMP’s results of operations and cash flows.

Other Items

Pipeline tariff increase. The Federal Energy Regulatory Commission (“FERC”) regulates the rates charged on interstate common carrier pipeline operations primarily through an index methodology, which establishes the maximum amount by which tariffs can be adjusted. The current approved methodology is the producer price index for finished goods (“PPI-FG”) plus 1.3%. Based on an actual change in PPI-FG of approximately 3.0%, the July 1, 2007 adjustment would result in a tariff increase of approximately 4.3% on that date. MMP increased virtually all of its published tariffs by the allowed adjustment of approximately 4.3% effective July 1, 2007.

Supply disruptions. Through direct refinery connections and interconnections with other interstate pipelines, MMP’s petroleum products pipeline system can access more than 40% of the refinery capacity in the continental United States. As a result, a single refinery disruption generally has minimal impact to its operations. During second quarter 2007, several refineries and a third-party pipeline system that supply MMP’s pipeline system were temporarily idled or curtailed production for various reasons, reducing the amount of product available for MMP to transport on its pipeline system. MMP expects similar supply disruptions to continue during third quarter 2007.

Ammonia operating agreement. A third-party pipeline company currently provides the operating services and a portion of the G&A services for MMP’s ammonia pipeline system under an operating agreement with MMP. This pipeline company has provided notice to MMP that it will not renew its operating agreement with MMP upon its scheduled expiration date of June 30, 2008. MMP does not expect the assumption of the operating responsibilities of its ammonia pipeline from this third-party operator to have a material impact on its operating expenses.

Unrecognized product gains. MMP’s petroleum products terminals operations generate product overages and shortages. When MMP’s petroleum products terminals experience net product shortages, MMP recognizes expense for those losses in the period in which they occur. When MMP’s petroleum products terminals experience product overages, MMP has product on hand for which there is no cost basis. Therefore, these overages are not recognized in MMP’s financial statements until the associated barrels are either sold or used to offset product losses. The combined net unrecognized product overages for MMP’s petroleum products terminals operations had a market value of approximately $8.9 million as of June 30, 2007. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

Affiliate transactions. Since December 2005, our general partner has provided the employees necessary to conduct MMP’s business operations and MMP reimburses our general partner for these costs. In addition, we have agreed to reimburse MMP for G&A expenses, excluding equity-based compensation, in excess of a defined G&A cap. For the three and six months ended June 30, 2007, MMP was allocated operating expenses from our general partner of $19.7 million and $38.9 million, respectively, and G&A expenses of $12.0 million and $22.4 million, respectively. For the three and six months ended June 30, 2006, MMP was allocated operating expenses from our general partner of $18.1 million and $36.1 million, respectively, and G&A expenses of $15.7 million and $30.8 million, respectively. We reimbursed MMP for G&A costs of $0.3 million and $0.6 million for the three and six months ended June 30, 2007, respectively, and $0.6 million and $1.0 million for the three and six months ended June 30, 2006, respectively. MMP’s G&A expenses for the three and six months ended June 30, 2007 also included a $1.3 million non-cash expense related to a payment by MGG MH to one of our executives in connection with the April 2007 sale by MGG MH of limited partner interests in us.

MMP owns a 50% interest in a crude oil pipeline company. MMP earns a fee to operate this pipeline which was $0.2 million for both the three months ended June 30, 2007 and 2006, and $0.4 million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively. MMP reports these fees as affiliate management fee revenue on its consolidated statements of income.

Related party transactions. Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, Magellan GP, LLC receives approximately 50% of any incremental cash distributed per limited partner unit. Because we own Magellan GP, LLC, we benefit from these distributions. The executive officers of our general partner collectively own approximately 2.9% of MGG Midstream Holdings, L.P., which currently owns 28% of us, and therefore also indirectly benefit from these distributions. Assuming MMP has sufficient available cash to continue to pay distributions on all of its outstanding units for four quarters at its current quarterly distribution level of $0.63 per unit, we would receive annual distributions of approximately $72.1 million on our approximate 2% general partner interest and incentive distribution rights.

Impact of Inflation

Inflation is a factor in the United States economy and may increase the cost to acquire or replace property, plant and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation and existing agreements, MMP has and will continue to pass through increased costs to its customers in the form of higher fees.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of mitigating volatility in reported earnings caused by measuring related assets and liabilities differently (without being required to apply complex hedge accounting provisions). We can make an election at the beginning of each fiscal year beginning after November 15, 2007 to adopt this standard. Currently, we do not expect to adopt this standard in 2008.

In January 2007, the FASB issued Revised Statement 133 Implementation Issue No. G19, “Cash Flow Hedges: Hedging Interest Rate Risk for the Forecasted Issuances of Fixed-Rate Debt Arising from a Rollover Strategy.” This Implementation Issue clarified that in a cash flow hedge of a variable-rate financial asset or liability, the designated risk being hedged cannot be the risk of changes in its cash flows attributable to changes in the specifically identified benchmark rate if the cash flows of the hedged transaction are explicitly based on a different index. This Implementation Issue did not have a material impact on our results of operation, financial position or cash flows.

In January 2007, the FASB issued Statement 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate.” This Implementation clarified, given the guidance in Implementation Issue No. G19, that an entity may hedge the variability in cash flows by designating the hedged risk as the risk of overall changes in cash flows. This Implementation Issue did not have a material impact on our results of operation, financial position or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risk through changes in commodity prices and interest rates. We have established policies to monitor and control these market risks. We also enter into derivative agreements to help manage our exposure to commodity price and interest rate risks.

As of June 30, 2007, MMP had $122.0 million outstanding on its variable rate revolving credit facility. MMP had no other variable rate debt outstanding; however, because of an interest rate swap agreement discussed below, MMP is exposed to variable interest rates on an additional $100.0 million of its debt. Considering this swap agreement and the amount outstanding on MMP’s revolving credit facility as of June 30, 2007, MMP’s annual interest expense would change by $0.3 million if LIBOR were to change by 0.125%.

During October 2004, MMP entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016. MMP has accounted for this interest rate hedge as a fair value hedge. The notional amount of the interest rate swap agreement is $100.0 million. Under the terms of the agreement, MMP receives 5.65% (the interest rate of the $250.0 million senior notes) and pays LIBOR plus 0.6%. This hedge effectively converts $100.0 million of MMP’s 5.65% fixed-rate debt to floating-rate debt. The interest rate swap agreement began on October 15, 2004 and expires on October 15, 2016. Payments settle in April and October of each year with LIBOR set in arrears. MMP recognized a deferred liability of $4.8 million at June 30, 2007 for the fair value of this agreement.

MMP uses derivatives to help manage its product purchases and sales. Derivatives that qualify for and are designated as normal purchases and sales are accounted for using traditional accrual accounting. As of June 30, 2007, MMP had commitments under forward purchase contracts for product purchases that will be accounted for as normal purchases totaling approximately $6.0 million. Additionally, MMP had commitments under forward sales contracts for product sales that will be accounted for as normal sales totaling approximately $51.3 million.

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

The following are among the important factors that could cause future results to differ materially from any projected, forecasted, estimated or budgeted amounts we have discussed in this report:

•	our ability to pay distributions to our unitholders;

•	our expected receipt of distributions from MMP;

•	price fluctuations for natural gas liquids and refined petroleum products;

•	overall demand for natural gas liquids, refined petroleum products, natural gas, crude oil and ammonia in the United States;

•	weather patterns materially different than historical trends;

•	development of alternative energy sources;

•	changes in demand for storage in MMP’s petroleum products terminals;

•	changes in supply patterns for MMP’s marine terminals due to geopolitical events;

•	our and MMP’s ability to manage interest rate and commodity price exposures;

•	MMP’s ability to satisfy its product purchase obligations at historical purchase terms;

•	changes in MMP’s tariff rates implemented by the Federal Energy Regulatory Commission, the United States Surface Transportation Board and state regulatory agencies;

•	shut-downs or cutbacks at major refineries, petrochemical plants, ammonia production facilities or other businesses that use or supply MMP’s services;

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

•	MGG Midstream Holdings, L.P.’s term loan could restrict our ability to issue additional debt;

•	a change in control of MMP’s general partner, which could, under certain circumstances, result in MMP’s debt or the debt of its subsidiaries becoming due and payable;

•	the condition of the capital markets in the United States;

•	the effect of changes in accounting policies;

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

In July 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act (the “Act”) served an information request to a former affiliate with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on Magellan Pipeline, which MMP subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. MMP responded to the March 2004 information request in a timely manner and has entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. MMP has accrued an amount for this matter based on its best estimates that is less than $22.0 million. Due to the uncertainties described above, it is reasonably possible that the amounts MMP has recorded for this environmental liability could change in the near term. MMP is in ongoing discussions with the EPA; however we are unable to determine what our ultimate liability could be for this matter. Adjustments to our recorded liability resulting from a final settlement with the EPA could be material to our results of operations and cash flows.

During the second quarter of 2005, MMP experienced a line break and release of approximately 2,900 barrels of product on its petroleum products pipeline near its Kansas City, Kansas terminal. In regards to this release, MMP responded on a timely basis to an EPA request for information pursuant to Section 308 of the Act. We can provide no assurances that MMP will not be assessed civil or other statutory penalties of $100,000 or more by the EPA or other regulatory agencies associated with this release.MMP is a party to various legal actions that have arisen in the ordinary course of our business. We do not believe that the resolution of these matters will have a material adverse effect on our financial condition or results of operations.

During the first quarter of 2006, MMP experienced a product release involving approximately 3,200 barrels of gasoline from its petroleum products pipeline near Independence, Kansas. We can provide no assurances that MMP will not be assessed civil or other statutory penalties of $100,000 or more by the EPA or other regulatory agencies associated with this release.

In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by MMP and operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of our ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million. In March 2007, MMP received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. We and MMP believe that we do not have an obligation to indemnify or defend the third-party operator against the DOJ criminal investigations. The DOJ stated in its notice to MMP that it does not expect MMP or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for this matter based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and the third-party operator regarding these two releases; however, MMP is unable to determine what its ultimate liability could be for this matter. Adjustments from amounts MMP currently has recorded to the final settlement amounts reached with the EPA could be material to MMP’s results of operations and cash flows.

We and MMP are parties to various legal actions that have arisen in the ordinary course of our businesses. We and MMP do not believe that the resolution of these matters will have a material adverse effect on our or MMP’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the information set forth below in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

We have updated the following risk factors:

Risks Inherent in MMP’s Business

Rising short-term interest rates could increase MMP’s financing costs and reduce the amount of cash it generates.

Following a debt refinancing completed on May 3, 2007, MMP had fixed-rate debt of $750.0 million outstanding, excluding unaccreted discounts and fair value adjustments for interest rate hedges. MMP has effectively converted $100.0 million of this debt to floating-rate debt using an interest rate swap agreement. In addition, MMP had $122.0 million of floating rate borrowings outstanding on its revolving credit facility as of June 30, 2007. As a result of these swap agreements and revolver borrowings, MMP has exposure to changes in short-term interest rates. Rising short-term rates could reduce the amount of cash MMP generates and adversely affect its ability to pay cash distributions.

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

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. If our general partner transfers its general partner interest, our subsequent general partner may not manage our operations and activities in the same manner as Magellan Midstream Holdings GP, LLC. Furthermore, there is no restriction in our partnership agreement on the ability of MGG Midstream Holdings, L.P. (“MGG MH”), or any subsequent owner of our general partner, to transfer its ownership interest in our general partner to a third party. If MGG MH sells its ownership interest in our general partner, the subsequent owner of our general partner may elect new directors and officers, which may not manage our operations and activities in the same manner as our existing directors and officers.

Potential conflicts of interest may arise among our general partner, its affiliates and us. Our general partner and its affiliates have limited fiduciary duties to us and our unitholders, which may permit them to favor their own interests to the detriment of us and our unitholders.

MGG MH, in which all three of our executive officers own an interest, owns less than a majority of our common units and 100% of our general partner. Conflicts of interest may arise among our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following:

•

our general partner is allowed to take into account the interests of parties other than us, including MGG MH and their respective affiliates, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;

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

Term loans of MGG MH may restrict our ability to incur debt. In addition, our ability to obtain debt financing could be affected by MMP’s and MGG MH’s credit ratings.

We have entered into a $5.0 million revolving credit facility with MGG Midstream Holdings, L.P. to provide for working capital needs.

MGG MH repaid its term loan in April 2007. However, MGG MH may enter into a term loan in the future that could contain covenants that restrict our ability to incur indebtedness and to incur liens to support indebtedness. As a result, if MGG MH were unable to fund borrowings under our working capital facility and we were unable to arrange a new facility with another lender, we could be prevented from borrowing for working capital needs, in which case we would have to finance our working capital needs from distributions we receive on the general partner interest and the incentive distribution rights in MMP that we hold, which would reduce the amount of cash available to meet our financial obligations or pay cash distributions.

If we decide to obtain our own credit rating, any future downgrading of MMP’s or MGG MH’s credit rating would likely also result in a downgrading of our credit rating. Regardless of whether we have our own credit rating, a downgrading of MMP’s or MGG MH’s credit rating could limit our ability to obtain financing in the future upon favorable terms, if at all.

The following are new risk factors:

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

The tax treatment of our structure could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The U.S. federal income tax treatment of common unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law. You should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to Treasury Regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation (referred to as the “Qualifying Income Exception”), affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. For example, in response to certain recent developments, members of Congress are considering substantive changes to the definition of qualifying income under Internal Revenue Code section 7704(d) for the first time in 20 years. It is possible that these efforts could result in changes to the existing U.S. tax laws that affect publicly traded partnerships, including us. We are unable to predict whether any of these changes, or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units and the amount of cash available to pay as distributions to our unitholders.

The sale or exchange of 50% or more of our capital and profits interests within a twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have been terminated for federal income tax purposes if, within a twelve-month period, there is a sale or exchange of 50% or more of the total interests in our capital and profits interests, which includes all public and private sales of our common units by our unitholders. We believe, and will take the position, that the private sale of our common units by MGG Holdings, L.P. on April 3, 2007, together with all other common units sold within the prior twelve months, represented a sale or exchange of 50% or more of the total interest in our capital and profits interests and resulted in our termination and immediate reconstitution as a new partnership for federal income tax purposes. Accordingly, our taxable year closed for all existing unitholders on that date. Such termination should not affect our classification as a partnership for federal income tax purposes, but we are required to make new tax elections, including a new election under Section 754 of the Internal Revenue Code, and could be subject to penalties if we are unable to determine or substantiate whether a termination occurred. In addition, upon the sale or exchanges of 50% or more of our capital and profits interests within any twelve month period beginning after April 3, 2007, our partnership will be considered to have terminated again. If such a subsequent termination were to occur, we would again be treated as a new partnership on that date and be required to make new tax elections.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

*Exhibit 10.1 –	Common Unit Purchase Agreement dated as of April 3, 2007 by and among MGG Midstream Holdings, L.P., Magellan Midstream Holdings, L.P., and the Purchasers party thereto (filed as Exhibit 10.1 to Form 8-K filed April 4, 2007).

*Exhibit 10.2 –	Registration Rights Agreement dated as of April 3, 2007 among Magellan Midstream Holdings, L.P. and the Purchasers party thereto (filed as Exhibit 10.2 to Form 8-K filed April 4, 2007).

*Exhibit 10.3 –	Indemnification Agreement dated as of April 3, 2007 between MGG Midstream Holdings, L.P. and Magellan Midstream Holdings, L.P. (filed as Exhibit 10.3 to Form 8-K filed April 4, 2007).

Exhibit 31.1 –	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

Exhibit 31.2 –	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

Exhibit 32.1 –	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

Exhibit 32.2 –	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

Exhibit 99.1 –	Magellan Midstream Holdings GP, LLC balance sheets as of December 31, 2006 and June 30, 2007 and notes thereto.

*	Each such exhibit has previously been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma, on August 6, 2007.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

By:	/s/ Magellan Midstream Holdings GP, LLC its General Partner

/s/ John D. Chandler
John D. Chandler
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Common Unit Purchase Agreement dated as of April 3, 2007 by and among MGG Midstream Holdings, L.P., Magellan Midstream Holdings, L.P., and the Purchasers party thereto (filed as Exhibit 10.1 to Form 8-K filed April 4, 2007).

10.2	Registration Rights Agreement dated as of April 3, 2007 among Magellan Midstream Holdings, L.P. and the Purchasers party thereto (filed as Exhibit 10.2 to Form 8-K filed April 4, 2007).
10.3	Indemnification Agreement dated as of April 3, 2007 between MGG Midstream Holdings, L.P. and Magellan Midstream Holdings, L.P. (filed as Exhibit 10.3 to Form 8-K filed April 4, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

32.1	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

32.2	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

99.1	Magellan Midstream Holdings GP, LLC balance sheets as of December 31, 2006 and June 30, 2007 and notes thereto.