Form 10-Q
period 2007-09-30
MAGELLAN MIDSTREAM HOLDINGS LP
filed 2007-11-06
CIK 1246263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 5, 2007, there were 62,646,551 outstanding common units of Magellan Midstream Holdings, L.P., that trade on the New York Stock Exchange under the ticker symbol “MGG.”

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Transportation and terminals revenues	$144,956	$154,726	$414,212	$448,415
Product sales revenues	171,762	167,287	493,464	493,852
Affiliate management fee revenue	173	178	518	534

Total revenues	316,891	322,191	908,194	942,801
Costs and expenses:
Operating	71,084	64,275	178,981	184,944
Product purchases	169,741	153,926	458,193	444,494
Depreciation and amortization	19,019	19,751	57,250	58,560
Affiliate general and administrative	17,653	17,784	49,561	54,376

Total costs and expenses	277,497	255,736	743,985	742,374
Equity earnings	814	1,091	2,479	2,960

Operating profit	40,208	67,546	166,688	203,387
Interest expense	13,688	13,220	41,071	41,326
Interest income	(1,004)	(330)	(3,885)	(2,531)
Interest capitalized	(714)	(1,091)	(1,346)	(3,193)
Non-controlling owners’ interest in income of consolidated subsidiaries	26,833	41,806	104,430	122,021
Debt placement fee amortization	490	174	1,467	1,383
Debt prepayment premium	—	—	—	1,984
Other expense	—	29	358	728

Income before income taxes	915	13,738	24,593	41,669
Provision (benefit) for income taxes	—	(375)	—	1,149

Net income	$915	$14,113	$24,593	$40,520

Allocation of net income:
Portion applicable to ownership interests for the period before completion of initial public offering on February 15, 2006	$—	$—	$5,886	$—
Portion applicable to partners’ interests for the period after initial public offering	915	14,113	18,707	40,520

Net income	$915	$14,113	$24,593	$40,520

Allocation of net income (loss) applicable to partners’ interest for the period after initial public offering:
Limited partners’ interest	$884	$15,980	$19,428	$44,263
General partner’s interest	31	(1,867)	(721)	(3,743)

Net income applicable to partners’ interest for the period after initial public offering	$915	$14,113	$18,707	$40,520

Basic and diluted net income per limited partner unit	$0.01	$0.26	$0.31	$0.71

Weighted average number of limited partner units outstanding used for basic and diluted net income per unit calculation	62,647	62,651	62,647	62,651

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2006	September 30, 2007
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,977	$506
Restricted cash	5,283	—
Accounts receivable (less allowance for doubtful accounts of $51 and $10 at December 31, 2006 and September 30, 2007, respectively)	51,730	73,164
Other accounts receivable	47,208	11,723
Affiliate accounts receivable	71	16
Inventory	91,550	105,983
Other current assets	8,369	8,097

Total current assets	211,188	199,489
Property, plant and equipment	2,426,954	2,552,078
Less: accumulated depreciation	382,212	435,859

Net property, plant and equipment	2,044,742	2,116,219
Equity investment	24,087	23,672
Long-term accounts receivable	7,239	6,884
Goodwill	11,902	11,902
Other intangibles (less accumulated amortization of $5,196 and $6,357 at December 31, 2006 and September 30, 2007, respectively)	8,633	7,472
Debt placement costs (less accumulated amortization of $6,914 and $2,001 at December 31, 2006 and September 30, 2007, respectively)	5,239	6,525
Other noncurrent assets	3,478	3,747

Total assets	$2,316,508	$2,375,910

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$55,549	$32,616
Affiliate payroll and benefits	18,847	18,425
Accrued interest payable	9,266	19,251
Accrued taxes other than income	17,460	21,929
Environmental liabilities	34,952	36,786
Deferred revenue	22,901	23,244
Accrued product purchases	63,098	43,747
Current portion of long-term debt	272,678	—
Other current liabilities	26,524	25,335

Total current liabilities	521,275	221,333
Long-term debt	518,609	887,045
Long-term affiliate pension and benefits	29,278	19,688
Other deferred liabilities	59,311	51,082
Environmental liabilities	22,260	23,258
Non-controlling owners’ interests of consolidated subsidiaries	1,114,843	1,121,244
Commitments and contingencies
Partners’ capital:
Partners’ capital	61,019	57,286
Accumulated other comprehensive loss	(10,087)	(5,026)

Total partners’ capital	50,932	52,260

Total liabilities and partners’ capital	$2,316,508	$2,375,910

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2007
Operating Activities:
Net income	$24,593	$40,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,250	58,560
Debt placement fee amortization	1,467	1,383
Debt prepayment premium	—	1,984
Loss on sale and retirement of assets	5,435	5,756
Equity earnings	(2,479)	(2,960)
Distributions from equity investment	3,075	3,375
Equity method incentive compensation expense	—	2,276
Amortization of prior service cost and net actuarial loss	—	423
Non-controlling owners’ interest in income of consolidated subsidiaries	104,430	122,021
Changes in operating assets and liabilities:
Restricted cash	(5,633)	5,283
Accounts receivable and other accounts receivable	(26,922)	14,051
Affiliate accounts receivable	—	55
Inventory	(13,810)	(14,433)
Accounts payable	2,488	(13,122)
Affiliate payroll and benefits	(7,256)	(422)
Accrued interest payable	13,013	9,985
Accrued taxes other than income	1,324	4,469
Accrued product purchases	(13,006)	(19,351)
Long-term accounts receivable	32,165	355
Long-term affiliate pension and benefits	600	(9,590)
Current and noncurrent environmental liabilities	1,417	2,832
Other current and noncurrent assets and liabilities	2,614	(3,102)

Net cash provided by operating activities	180,765	210,348
Investing Activities:
Property, plant and equipment:
Additions to property, plant and equipment	(105,597)	(136,115)
Proceeds from sale of assets	1,273	893
Changes in accounts payable	—	(9,811)
Prepaid construction costs from related party	4,500	—

Net cash used by investing activities	(99,824)	(145,033)
Financing Activities:
Distributions paid	(661,564)	(172,117)
Net borrowings under revolver	20,500	119,500
Borrowings under notes	—	248,900
Payments on notes	—	(272,555)
Borrowings on affiliate note	1,960	—
Payments on affiliate note	(1,960)	—
Debt placement costs	(427)	(2,669)
Payment of debt prepayment premium	—	(1,984)
Net receipt from financial derivatives	—	4,556
Capital contributions by affiliate	11,179	2,593
Sales of limited partner units to public (less underwriters’ commissions and payment of offering costs)	506,751	—
Change in outstanding checks	7,076	1,990
Other	17	—

Net cash used in financing activities	(116,468)	(71,786)

Change in cash and cash equivalents	(35,527)	(6,471)
Cash and cash equivalents at beginning of period	36,563	6,977

Cash and cash equivalents at end of period	$1,036	$506

Supplemental non-cash financing activity:
Issuance of common units in settlement of 2004 long-term incentive plan awards	$—	$7,406

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation and Other

Organization and Basis of Presentation

Unless indicated otherwise, the terms “our,” “we,” “us” and similar language refer to Magellan Midstream Holdings, L.P. We are a publicly traded Delaware limited partnership. Magellan Midstream Holdings GP, LLC (“MGG GP”), a Delaware limited liability company, serves as our general partner and currently owns an approximate 0.01% general partner interest in us. MGG Midstream Holdings, L.P. (“MGG MH”) currently owns approximately 14% of our limited partner units and the public owns approximately 86%. MGG MH owns all of the membership interests of MGG GP.

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

In the opinion of management, our accompanying consolidated financial statements, which are unaudited except for the consolidated balance sheet as of December 31, 2006, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2007 and the results of operations for the three and nine months ended September 30, 2006 and 2007 and cash flows for the nine months ended September 30, 2006 and 2007. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

Other

Beginning in 2007, the state of Texas implemented a partnership-level tax based on a percentage of the financial results of MMP’s assets apportioned to the state of Texas. We reported our estimate of this tax as provision (benefit) for income taxes on our consolidated statements of income. During the current quarter, we reduced our income tax accrual by approximately $1.1 million based on our current estimate for this 2007 tax liability.

2. Initial Public Offering and Subsequent Sales of Units by MGG MH

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

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sale of Units by MGG MH

On April 3, 2007, we entered into a Common Unit Purchase Agreement (the “Purchase Agreement”) in connection with the direct sale of 23.3 million common units (the “Purchased Units) representing limited partner interests in us by MGG MH to a number of purchasers (the “Purchasers”). We did not receive any of the proceeds of this sale. In this Purchase Agreement, we made certain representations and warranties to the Purchasers regarding the validity of the common units and the status of our partnership.

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

Further, the Registration Rights Agreement contains certain provisions which grant certain of the Purchasers the right to join us, or “piggyback,” if we are selling our common units in a primary offering or another party’s common units in a secondary offering, so long as the managing underwriter agrees that a piggyback secondary offering of the common units will not have an adverse effect on the offering of common units. These piggyback rights expire on April 3, 2009.

On September 5, 2007, we and MGG MH entered into an underwriting agreement, pursuant to which MGG MH sold 8.5 million MGG common units in a secondary offering. We did not receive any of the proceeds of this sale. This offering was made pursuant to the current shelf registration statement and supplemental prospectus filed by us with the SEC.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Allocation of Net Income

For purposes of calculating earnings per unit, we allocated net income to our general partner and the limited partners as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Allocation of net income applicable to partners’ interest:
Net income	$915	$14,113	$24,593	$40,520
Portion of net income applicable to ownership interests for the period before completion of initial public offering on February 15, 2006	—	—	5,886	—

Portion of net income applicable to partners’ interest for the period after initial public offering	915	14,113	18,707	40,520
Direct charges to general partner:
Reimbursable general and administrative costs	(31)	1,869	723	3,749

Income before direct charges to general partner	884	15,982	19,430	44,269
General partner’s share of income	0.0141%	0.0141%	0.0141%	0.0141%

General partner’s allocated share of net income before direct charges	—	2	2	6
Direct charges to general partner	(31)	1,869	723	3,749

Net income (loss) allocated to general partner	$31	$(1,867)	$(721)	$(3,743)

Portion of net income applicable to partners’ interest for the period after initial public offering	$915	$14,113	$18,707	$40,520
Less: net income (loss) allocated to general partner	31	(1,867)	(721)	(3,743)

Net income allocated to limited partners	$884	$15,980	$19,428	$44,263

Reimbursable general and administrative (“G&A”) costs for the nine months ended September 30, 2007 include a $1.3 million non-cash expense related to a second-quarter 2007 payment by MGG MH. Except for this $1.3 million payment, charges in excess of the G&A expense cap represent G&A expenses charged against our income during each respective period for which we either have been or will be reimbursed by our general partner under the terms of a reimbursement agreement with our general partner (see Note 7—Related Party Disclosures for further description of the G&A expense cap). Consequently, these amounts have been charged directly against our general partner’s allocation of net income. We record these reimbursements, when received, as capital contributions from affiliate.

4. Comprehensive Income

Comprehensive income is the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The term other comprehensive income refers to revenues, expenses, gains, and losses that, under generally accepted accounting principles (“GAAP”), are included in comprehensive income but excluded from net income. A reconciliation of net income to comprehensive income is provided in the table below (in thousands). For additional information on all of our derivative instruments, see Note 12—Derivative Financial Instruments.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net income	$915	$14,113	$24,593	$40,520
Change in fair value of cash flow hedges	338	—	(648)	5,018
Amortization of net loss (gain) on cash flow hedges	53	(525)	158	(380)
Amortization of prior service cost and net actuarial loss	—	126	—	423

Other comprehensive income (loss)	391	(399)	(490)	5,061

Comprehensive income	$1,306	$13,714	$24,103	$45,581

5. Asset Impairment

In second quarter 2007, MMP recorded a $1.3 million charge against the earnings of its petroleum products pipeline system segment associated with an impairment of a certain section of its pipeline in Illinois and Missouri, most of which was idle. The impairment charge was included in operating expenses on our consolidated statements of income and the tables included in the segment disclosures noted below for the nine months ended September 30, 2007. An impairment analysis was initiated as a result of an offer from a third party to acquire this section of pipe. The carrying value of the pipeline prior to the impairment was $3.0 million. The fair value of this asset ($1.7 million) was determined using discounted cash flow techniques.

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

We believe that investors benefit from having access to the same financial measures used by management. Operating margin, which is presented in the tables below, is an important measure used by management to evaluate the economic performance of MMP’s core operations. This measure forms the basis of MMP’s internal financial reporting and is used by its management in deciding how to allocate capital resources between segments. Operating margin is not a GAAP measure but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the tables below. Operating profit, alternatively, includes expense items, such as depreciation and amortization and G&A costs, that management does not consider when evaluating the core profitability of MMP’s operations.

Beginning in 2007, commercial and operating responsibilities for MMP’s two inland terminals in the Dallas, Texas area were transferred from the petroleum products terminals segment to the petroleum products pipeline system segment. As a result, historical financial results for MMP’s segments have been adjusted to conform to the current period’s presentation.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2006
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$112,921	$29,372	$3,517	$(854)	$144,956
Product sales revenues	167,537	4,225	—	—	171,762
Affiliate management fee revenue	173	—	—	—	173

Total revenues	280,631	33,597	3,517	(854)	316,891
Operating expenses	57,649	10,891	4,164	(1,620)	71,084
Product purchases	168,374	1,496	—	(129)	169,741
Equity earnings	(814)	—	—	—	(814)

Operating margin (loss)	55,422	21,210	(647)	895	76,880
Depreciation and amortization	12,657	5,190	277	895	19,019
Affiliate G&A expenses	12,657	4,428	568	—	17,653

Segment profit (loss)	$30,108	$11,592	$(1,492)	$—	$40,208

	Three Months Ended September 30, 2007
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$119,096	$32,786	$3,672	$(828)	$154,726
Product sales revenues	161,993	5,294	—	—	167,287
Affiliate management fee revenue	178	—	—	—	178

Total revenues	281,267	38,080	3,672	(828)	322,191
Operating expenses	46,298	13,491	5,947	(1,461)	64,275
Product purchases	152,189	1,867	—	(130)	153,926
Equity earnings	(1,091)	—	—	—	(1,091)

Operating margin (loss)	83,871	22,722	(2,275)	763	105,081
Depreciation and amortization	13,050	5,664	274	763	19,751
Affiliate G&A expenses	12,571	4,564	649	—	17,784

Segment profit (loss)	$58,250	$12,494	$(3,198)	$—	$67,546

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2006
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$312,605	$92,514	$11,666	$(2,573)	$414,212
Product sales revenues	482,976	10,488	—	—	493,464
Affiliate management fee revenue	518	—	—	—	518

Total revenues	796,099	103,002	11,666	(2,573)	908,194
Operating expenses	139,794	34,656	9,386	(4,855)	178,981
Product purchases	453,813	4,766	—	(386)	458,193
Equity earnings	(2,479)	—	—	—	(2,479)

Operating margin	204,971	63,580	2,280	2,668	273,499
Depreciation and amortization	38,296	15,476	810	2,668	57,250
Affiliate G&A expenses	35,546	12,333	1,682	—	49,561

Segment profit (loss)	$131,129	$35,771	$(212)	$—	$166,688

	Nine Months Ended September 30, 2007
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$341,260	$96,549	$13,085	$(2,479)	$448,415
Product sales revenues	480,729	13,123	—	—	493,852
Affiliate management fee revenue	534	—	—	—	534

Total revenues	822,523	109,672	13,085	(2,479)	942,801
Operating expenses	131,288	40,537	17,460	(4,341)	184,944
Product purchases	438,548	6,335	—	(389)	444,494
Equity earnings	(2,960)	—	—	—	(2,960)

Operating margin (loss)	255,647	62,800	(4,375)	2,251	316,323
Depreciation and amortization	38,614	16,878	817	2,251	58,560
Affiliate G&A expenses	38,737	13,713	1,926	—	54,376

Segment profit (loss)	$178,296	$32,209	$(7,118)	$—	$203,387

Segment assets	$1,676,892	$642,166	$31,099	$—	$2,350,157

Corporate assets					25,753

Total assets					$2,375,910

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Related Party Disclosures

Affiliate Entity Transactions

MMP has a 50% ownership interest in Osage Pipe Line Company, LLC (“Osage Pipeline”) and is paid a management fee for its operation. MMP received operating fees from Osage Pipeline of $0.2 million during both the three month periods ended September 30, 2006 and 2007, which we reported as affiliate management fee revenue. During both the nine months ended September 30, 2006 and 2007, affiliate management fee revenues received by MMP were $0.5 million.

The following table summarizes affiliate costs and expenses that are reflected in the accompanying consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
MGG GP—allocated operating expenses	18,234	20,923	54,316	59,798
MGG GP—allocated G&A expenses	9,940	12,404	30,463	35,197

Under a services agreement between MMP and MGG GP, we and MMP reimburse MGG GP for the costs of employees necessary to conduct our operations and administrative functions. The affiliate payroll and benefits accruals associated with this agreement at December 31, 2006 and September 30, 2007 were $18.8 million and $18.4 million, respectively. The long-term affiliate pension and benefits accrual associated with this agreement at December 31, 2006 and September 30, 2007 was $29.3 million and $19.7 million, respectively. We and MMP settle our affiliate payroll, payroll-related expenses and non-pension postretirement benefit costs with MGG GP on a monthly basis. MMP settles its long-term affiliate pension liabilities through payments to MGG GP when MGG GP makes contributions to its pension funds.

We have agreed to reimburse MMP for G&A expenses (excluding equity-based compensation) in excess of a G&A cap as defined in MMP’s omnibus agreement. We do not expect our reimbursements to MMP under this agreement to extend beyond 2008. The amount of G&A costs required to be reimbursed to MMP was $0.9 million for the nine months ended September 30, 2006 ($0.2 million of that amount related to the period before our initial public offering in February 2006) and $1.9 million and $3.7 million for the three and nine months ended September 30, 2007, respectively. For the three months ended September 30, 2006, MMP’s G&A expenses were under the cap agreement and reimbursement was not required. Reimbursable G&A expenses for the nine months ended September 30, 2007 included a non-cash expense of $1.3 million related to a payment by MGG MH to one of MMP’s executives in connection with the April 2007 sale by MGG MH of limited partner interests in us. MGG MH reimburses us for the same amounts we reimburse to MMP for excess G&A expenses. We record these reimbursements, when received, as a capital contribution from our general partner.

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

On February 15, 2006, we entered into a $5.0 million revolving credit facility with MGG MH as the lender. There were no borrowings outstanding under this facility when it matured on December 31, 2006. In January 2007, we entered into another facility with MGG MH with similar terms that matures on December 31, 2007. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility bear interest at LIBOR plus 2.0%. We pay a commitment fee to MGG MH on the unused portion of the working capital facility of 0.3% annually. Borrowings under this facility are non-recourse to our general partner. There have been no borrowings outstanding under this facility at any time during 2007.

Other Related Party Transactions

We are partially owned by an affiliate of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”). During 2006 and through January 30, 2007, one or more of the members of Magellan GP, LLC’s and our general partner’s eight-member boards of directors were representatives of CRF. Our general partner’s board of directors and Magellan GP, LLC’s board of directors adopted procedures internally to assure that MMP’s proprietary and confidential information was protected from disclosure to competing companies in which CRF owned an interest. As part of these procedures, CRF agreed that none of its representatives would serve on our or Magellan GP, LLC’s board of directors and on the boards of directors of competing companies in which CRF owned an interest. CRF is part of an investment group that has purchased Knight, Inc. (formerly known as Kinder Morgan, Inc.). To alleviate competitive concerns the Federal Trade Commission (“FTC”) raised regarding this transaction, CRF agreed with the FTC to

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

permanently remove their representatives from our general partner’s board of directors and Magellan GP, LLC’s board of directors. CRF’s agreement with the FTC was announced on January 25, 2007, and as of January 30, 2007, all of the representatives of CRF voluntarily resigned from the boards of directors of our general partner and Magellan GP, LLC.

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

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006	Period From January 1, 2007 Through January 30, 2007
Product sales revenues	$39.0	$100.1	$20.5
Product purchases	10.9	31.7	14.5
Terminalling and other services revenues	0.7	3.7	0.3
Storage tank lease revenues	0.8	2.5	0.4
Storage tank lease expense	0.3	0.8	0.1

In addition to the above, MMP provides common carrier transportation services to SemGroup. As of December 31, 2006, MMP had recognized a receivable of $4.0 million from and a payable of $18.8 million to SemGroup and its affiliates. The receivable was included with the accounts receivable amount and the payable was included with the accrued product purchases amount on our December 31, 2006 consolidated balance sheet.

In February 2006, MMP signed an agreement with an affiliate of SemGroup under which MMP agreed to construct two 200,000 barrel tanks on its property at El Dorado, Kansas, to sell these tanks to SemGroup’s affiliate and to lease these tanks back under a 10-year operating lease. Through September 30, 2006, MMP had received $4.5 million associated with this transaction from SemGroup’s affiliate, which we reported as prepaid construction costs from related party on our consolidated statement of cash flows. MMP received no funds associated with this transaction during the 2007 period in which SemGroup was classified as a related party.

John P. DesBarres serves as an independent board member of Magellan GP, LLC’s board of directors and also serves as a board member for American Electric Power Company, Inc. (“AEP”). During the three and nine months ended September 30, 2006, MMP’s operating expenses included $0.8 million and $2.3 million, respectively, of power costs incurred with Public Service Company of Oklahoma (“PSO”), which is a subsidiary of AEP. During the three and nine months ended September 30, 2007, MMP’s operating expenses included $0.7 million and $2.0 million, respectively, of power costs incurred with PSO. MMP had no amounts payable to or receivable from PSO or AEP at December 31, 2006 or September 30, 2007.

Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, Magellan GP, LLC receives approximately 50% of any incremental cash distributed per MMP limited partner unit. Because we own Magellan GP, LLC, we benefit from these distributions. As of September 30, 2007, the executive officers of our general partner collectively own approximately 2.9% of MGG MH, the owner of our general partner, and therefore also indirectly benefit from these distributions. Assuming MMP has sufficient available cash to continue to pay distributions on all of its outstanding units for four quarters at its current quarterly distribution level of $0.64375 per unit, Magellan GP, LLC would receive annual distributions of approximately $75.8 million on its combined general partner interest and incentive distribution rights.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Inventory

Inventory at December 31, 2006 and September 30, 2007 was as follows (in thousands):

	December 31, 2006	September 30, 2007
Refined petroleum products	$45,839	$35,032
Natural gas liquids	28,848	38,472
Transmix	14,449	26,681
Additives	2,026	5,420
Other	388	378

Total inventory	$91,550	$105,983

9. Equity Investment

MMP uses the equity method to account for its 50% ownership interest in Osage Pipeline. The remaining 50% interest is owned by National Cooperative Refining Association in McPherson, Kansas (“NCRA”). The 135-mile Osage pipeline transports crude oil from Cushing, Oklahoma to El Dorado, Kansas and has connections to the NCRA refinery and the Frontier refinery in El Dorado, Kansas. MMP’s agreement with NCRA calls for equal sharing of Osage Pipeline’s net income. Income from MMP’s equity investment in Osage Pipeline is included with MMP’s petroleum products pipeline system segment. Summarized financial information for Osage Pipeline for the three and nine months ended September 30, 2006 and 2007 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues	$3,736	$4,014	$10,890	$11,437
Net income	$1,960	$2,514	$5,955	$6,916

Condensed balance sheets for Osage Pipeline as of December 31, 2006 and September 30, 2007 are presented below (in thousands):

	December 31, 2006	September 30, 2007
Current assets	$5,015	$5,254
Noncurrent assets	$4,278	$4,381
Current liabilities	$697	$873
Members’ equity	$8,596	$8,762

A summary of MMP’s equity investment in Osage Pipeline is as follows (in thousands):

	Nine Months Ended September 30,
	2006	2007
Investment at beginning of period	$24,888	$24,087
Earnings in equity investment:
Proportionate share of earnings	2,977	3,458
Amortization of excess investment	(498)	(498)

Net earnings in equity investment	2,479	2,960
Cash distributions	(3,075)	(3,375)

Equity investment at end of period	$24,292	$23,672

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MMP’s initial investment in Osage Pipeline included an excess net investment amount of $21.7 million, which is being amortized over the average lives of Osage Pipeline’s assets. Excess investment is the amount by which MMP’s initial investment exceeded MMP’s proportionate share of the book value of the net assets of the investment. The unamortized excess net investment amount at December 31, 2006 and September 30, 2007 was $19.8 million and $19.3 million, respectively, and represents additional value of the underlying identifiable assets.

10. Employee Benefit Plans

MGG GP sponsors a pension plan for union employees, a pension plan for non-union employees and a postretirement benefit plan for selected employees. The following table presents our consolidated net periodic benefit costs related to these plans during the three and nine months ended September 30, 2006 and 2007 (in thousands):

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$1,397	$72	$4,191	$352
Interest cost	552	86	1,655	626
Expected return on plan assets	(476)	—	(1,429)	—
Amortization of prior service cost	77	(715)	231	(638)
Amortization of actuarial loss	134	275	403	506

Net periodic benefit cost	$1,684	$(282)	$5,051	$846

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$1,430	$133	$4,327	$400
Interest cost	626	257	1,916	770
Expected return on plan assets	(791)	—	(1,883)	—
Amortization of prior service cost	77	(211)	231	(638)
Amortization of actuarial loss	88	172	314	516

Net periodic benefit cost	$1,430	$351	$4,905	$1,048

Contributions made to the pension plans in July 2007 by MGG GP and reimbursed by MMP were $15.0 million, which exceeded amounts we had estimated at December 31, 2006 by approximately $9.5 million. This increase was due to contributions which were made in connection with the implementation of new requirements under provisions of the Pension Protection Act of 2006.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt

Consolidated debt at December 31, 2006 and September 30, 2007 was as follows (in thousands):

	December 31, 2006	September 30, 2007
Revolving credit facility	$20,500	$140,000
6.45% Notes due 2014	249,589	249,622
5.65% Notes due 2016	248,520	248,518
6.40% Notes due 2037	—	248,905
Magellan Pipeline notes	272,678	—

Total debt	$791,287	$887,045

MMP’s debt is non-recourse to its general partner and to us.

Magellan Midstream Holdings, L.P. Debt:

Affiliate credit facility. On February 15, 2006, we entered into a $5.0 million revolving credit facility with MGG MH as the lender. There were no borrowings outstanding under this facility when it matured on December 31, 2006. In January 2007 we entered into another facility with MGG MH with similar terms that matures on December 31, 2007. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility bear interest at LIBOR plus 2.0%. We pay a commitment fee to MGG MH on the unused portion of the working capital facility of 0.3% annually. Borrowings under this facility are non-recourse to our general partner. There have been no borrowings outstanding under this facility at any time during 2007.

MMP Debt:

Revolving Credit Facility. In September 2007, MMP amended and restated its revolving credit facility to increase the borrowing capacity from $400.0 million to $550.0 million. In addition, the maturity date of the revolving credit facility was extended from May 2011 to September 2012. MMP incurred $0.2 million of legal and other costs associated with this amendment. Borrowings under the facility remain unsecured and incur interest at LIBOR plus a spread that ranges from 0.3% to 0.8% based on MMP’s credit ratings and amounts outstanding under the facility. As of September 30, 2007, $140.0 million was outstanding under this facility, and $3.3 million was obligated for letters of credit. The obligations for letters of credit are not reflected as debt on our consolidated balance sheets. The weighted-average interest rate on borrowings outstanding under the facility at September 30, 2006 and 2007 was 5.8% and 5.9%, respectively.

6.45% Notes due 2014. In May 2004, MMP sold $250.0 million aggregate principal of 6.45% notes due 2014 in an underwritten public offering. The notes were issued for the discounted price of 99.8%, or $249.5 million, and the discount is being accreted over the life of the notes. Including the impact of amortizing the gains realized on the interest hedges associated with these notes (see Note 12–Derivative Financial Instruments), the effective interest rate of these notes is 6.3%. Interest is payable semi-annually in arrears on June 1 and December 1 of each year.

5.65% Notes due 2016. In October 2004, MMP issued $250.0 million of notes due 2016 in an underwritten public offering. The notes were issued for the discounted price of 99.9%, or $249.7 million, and the discount is being accreted over the life of the notes. Including the impact of amortizing the losses realized on the hedges associated with these notes (see Note 12–Derivative Financial Instruments), the weighted-average interest rate of these notes at September 30, 2006 and 2007 was 6.0% and 5.9%, respectively. Interest is payable semi-annually in arrears in April and October of each year. The outstanding principal amount of the notes was decreased by $1.2 million at both December 31, 2006 and September 30, 2007 for the fair value of the associated hedge.

6.40% Notes due 2037. In April 2007, MMP issued $250.0 million of 6.4% notes due 2037 in an underwritten public offering. The notes were issued for the discounted price of 99.6%, or $248.9 million, and the discount is being accreted over the life of the notes. Net proceeds from the offering, after underwriter discounts of $2.2 million and offering costs of $0.3 million, were $246.4 million. The net proceeds from this offering were used to repay MMP’s Magellan Pipeline Company, L.P. (“Magellan Pipeline”) notes, as discussed below. Including the impact of amortizing the gains realized on the interest hedges associated with these notes (see Note 12—Derivative Financial Instruments), the effective interest rate of these notes is 6.3%.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Magellan Pipeline Notes. In connection with the long-term financing of MMP’s acquisition of Magellan Pipeline, MMP and Magellan Pipeline entered into a note purchase agreement in October 2002. At December 31, 2006, $272.6 million of senior notes were outstanding pursuant to this agreement. Because the notes were due in October 2007, this amount was reflected as current portion of long-term debt on our consolidated balance sheets. The outstanding principal amount of the notes at December 31, 2006 was decreased by $1.8 million for the fair value of associated hedges (see Note 12–Derivative Financial Instruments). The remaining difference between the face value and the reported value of these notes at December 31, 2006 was the unamortized step-up in value of $1.9 million. The notes were stepped-up to fair value for our ownership interest of MMP, which we acquired in June 2003. MMP repaid these notes in May 2007 together with a make-whole premium of $2.0 million and accrued interest of $1.5 million with net proceeds from a $250.0 million public offering of 30-year senior notes (see 6.40% Notes due 2037 above) and borrowings under MMP’s revolving credit facility. Prior to the repayment of these notes, MMP made deposits in an escrow account in anticipation of semi-annual interest payments on these notes. Deposits of $5.3 million at December 31, 2006 were reflected as restricted cash on our consolidated balance sheet.

12. Derivative Financial Instruments

We and MMP use interest rate derivatives to help us manage interest rate risk. The following table summarizes cash flow hedges MMP had settled and recorded to other comprehensive income (loss) as of September 30, 2007 associated with various debt offerings (in millions):

Hedge	Date	Gain/(Loss)	Amortization Period
Interest rate swaps and treasury lock	May 2004	$5.1	10-year life of 6.45% notes
Interest rate swaps	October 2004	(6.3)	12-year life of 5.65% notes
Interest rate swaps	April 2007	5.3	30-year life of 6.40% notes

The following hedges were settled during 2007:

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

•

During May 2004, MMP entered into certain interest rate swap agreements with notional amounts of $250.0 million to hedge against changes in the fair value of a portion of the Magellan Pipeline notes. The fair value of these hedges at December 31, 2006 was $(1.8) million, which was recorded to other current liabilities and current portion of long-term debt. MMP unwound these agreements in May 2007 in conjunction with the repayment of the Magellan Pipeline notes, resulting in payments totaling $1.1 million to the hedge counterparties, of which $0.9 million was recorded to other expense and $0.2 million was recorded as a reduction of accrued interest.

Additionally, in October 2004, MMP entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016, which were issued in October 2004. MMP accounted for this agreement as a fair value hedge. The notional amount of this agreement is $100.0 million and effectively converts $100.0 million of MMP’s 5.65% fixed-rate senior notes issued in October 2004 to floating-rate debt. Under the terms of the agreement, MMP receives the 5.65% fixed rate of the notes and pays LIBOR plus 0.6%. The agreement began in October 2004 and terminates in October 2016, which is the maturity date of the related notes. Payments settle in April and October each year with LIBOR set in arrears. During each period MMP records the impact of this swap based on the forward LIBOR curve. Any differences between actual LIBOR determined on the settlement date and MMP’s estimate of LIBOR results in an adjustment to interest expense. A 0.25% change in LIBOR would result in an annual adjustment to interest expense of $0.3 million associated with this hedge. The fair value of this hedge at both December 31, 2006 and September 30, 2007 was $(1.2) million, which was recorded to other deferred liabilities and long-term debt.

MMP also uses derivatives to help manage its product purchases and sales. Derivatives that qualify for and are designated as normal purchases and sales are accounted for using traditional accrual accounting. As of September 30, 2007, MMP had commitments under forward purchase contracts for product purchases that will be accounted for as normal purchases totaling approximately $11.3 million. Additionally, MMP had commitments under forward sales contracts for product sales that will be accounted for as normal sales totaling approximately $45.1 million.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies

Environmental Liabilities. Liabilities recognized for estimated environmental costs were $57.2 million and $60.0 million at December 31, 2006 and September 30, 2007, respectively. Environmental liabilities have been classified as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental liabilities will be paid over the next ten years.

MMP’s environmental liabilities include, among other items, accruals for the items discussed below:

Petroleum Products EPA Issue. In July 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act (the “Act”) served an information request to a former affiliate of MMP with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on Magellan Pipeline, which MMP subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. MMP responded to the March 2004 information request in a timely manner and has entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. MMP has accrued an amount for this matter based on its best estimates that is less than $22.0 million. Most of the amount MMP has accrued for this matter was included as part of the environmental indemnification settlement MMP reached with its former affiliate (see Indemnification Settlement description below). Due to the uncertainties described above, it is reasonably possible that the amounts MMP has recorded for this environmental liability could change in the near term. MMP is in ongoing negotiations with the EPA; however, it is unable to determine what its ultimate liability could be for this matter. Adjustments to our recorded liability resulting from a final settlement with the EPA could be material to our and MMP’s results of operations and cash flows.

Kansas City, Kansas Release. During the second quarter of 2005, MMP experienced a line break and release of approximately 2,900 barrels of product on its petroleum products pipeline system near its Kansas City, Kansas terminal. As of September 30, 2007, MMP has estimated remediation costs associated with this release of approximately $2.8 million. Through September 30, 2007, MMP has spent $2.0 million on remediation associated with this release and, as of September 30, 2007, has recorded associated environmental liabilities of $0.8 million. MMP recognized a receivable of $1.2 million from its insurance carrier for this matter. MMP has included this release with the other releases discussed in Petroleum Products EPA Issue above in negotiating any penalties or other injunctive relief that might be assessed.

Independence, Kansas Release. During the first quarter of 2006, MMP experienced a line break and release of approximately 3,200 barrels of product on its petroleum products pipeline system near Independence, Kansas. As of September 30, 2007, MMP has estimated remediation costs associated with this release of approximately $5.2 million. Through September 30, 2007, MMP has spent $3.7 million on remediation associated with this release and, as of September 30, 2007, has recorded associated environmental liabilities of $1.5 million and a receivable of $3.6 million from its insurance carrier. MMP has included this release with the other releases discussed in Petroleum Products EPA Issue above in negotiating any penalties or other injunctive relief that might be assessed.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Ammonia EPA Issue. In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by MMP and operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of MMP’s ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million for which the third-party operator has requested indemnification. In March 2007, MMP also received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator has subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. We and MMP believe that MMP does not have an obligation to indemnify or defend the third-party operator against the DOJ criminal investigations. The DOJ stated in its notice to MMP that it does not expect MMP or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for these matters based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and the third-party operator regarding these two releases; however, MMP is unable to determine what its ultimate liability could be for these matters. Adjustments to our recorded liability resulting from a final settlement with the EPA, which could occur in the near term, could be material to MMP’s and our results of operations and cash flows.

PCB Impacts. MMP has identified polychlorinated biphenyls (“PCB”) impacts at two of its petroleum products terminals that it is in the process of assessing. It is possible that in the near term, after MMP’s assessment process is complete, the PCB contamination levels could require corrective actions. MMP is unable to determine at this time what the corrective actions and associated costs might be. The costs of any corrective actions associated with these PCB impacts could be material to our and MMP’s results of operations and cash flows.

Indemnification Settlement. Prior to May 2004, a former affiliate had agreed to indemnify MMP against, among other things, certain environmental losses associated with assets that were contributed to MMP at the time of its initial public offering or which MMP subsequently acquired from this former affiliate. In May 2004, Magellan GP, LLC entered into an agreement under which the former affiliate agreed to pay MMP $117.5 million to release it from these indemnifications. On June 29, 2007, MMP received the final $35.0 million installment payment associated with this agreement. While the settlement agreement releases this former affiliate from its environmental and certain other indemnifications, some indemnifications remain in effect. These remaining indemnifications cover issues involving employee benefits matters, rights-of-way, easements and real property, including asset titles, and unlimited losses and damages related to tax liabilities.

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

Our receivable balance with MMP’s former affiliate was $33.9 million at December 31, 2006 and $0.0 million at September 30, 2007. We contributed to MMP all amounts received pursuant to the environmental indemnification settlement. At December 31, 2006 and September 30, 2007, known liabilities that would have been covered by this indemnity agreement were $45.7 million and $45.5 million, respectively. Through September 30, 2007, MMP has spent $39.7 million of the $117.5 million indemnification settlement amount for indemnified matters, including $17.3 million of capital costs. The cash MMP has received from the indemnity settlement is not reserved and has been used by MMP for its various other cash needs, including expansion capital spending.

Environmental Receivables. MMP had recognized receivables from insurance carriers and other entities related to environmental matters of $5.9 million and $6.7 million at December 31, 2006 and September 30, 2007, respectively.

Unrecognized product gains. MMP’s petroleum products terminals operations generate product overages and shortages. When MMP’s petroleum products terminals experience net product shortages, it recognizes expense for those losses in the periods in which they occur. When MMP’s petroleum products terminals experience net product overages, it has product on hand for which it has no cost basis. Therefore, these net overages are not recognized in our or MMP’s financial statements until the associated barrels are either sold or used to offset product losses. The combined net unrecognized product overages for MMP’s petroleum products terminals operations had a market value of approximately $7.8 million as of September 30, 2007. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In February 2004, the MMP Compensation Committee approved approximately 159,000 MMP unit award grants pursuant to the MMP LTIP. These units vested on December 31, 2006 and, because MMP exceeded certain performance metrics, the actual number of units awarded with this grant totaled approximately 285,000. The value of these units on December 31, 2006 was $11.0 million. MMP settled these award grants in January 2007 by issuing and distributing 184,905 MMP limited partner units to the participants. The difference between the units issued to the participants and the total units accrued for represented the minimum tax withholdings associated with this award settlement. MMP paid associated tax withholdings and employer taxes of $3.9 million and $0.5 million, respectively, in January 2007.

In February 2005, the MMP Compensation Committee approved approximately 160,600 MMP unit award grants pursuant to the MMP LTIP. The actual number of MMP limited partner units that will be awarded under this grant is based on the attainment of long-term performance metrics. The number of MMP limiter partner units that could ultimately be issued under this award ranges from zero up to a total of 298,600 as adjusted for estimated forfeitures and retirements; however, the awards are also subject to personal and other performance components which could increase or decrease the number of payout units by as much as 20%. The units vest on December 31, 2007. As of September 30, 2007, approximately 11,300 award grants had been forfeited. MMP does not anticipate additional forfeitures prior to the vesting date. MMP has estimated the number of units that will be awarded under this grant to be approximately 298,600, the fair value of which was $39.39 per unit or $11.8 million on September 30, 2007. Unrecognized estimated compensation expense associated with these award grants as of September 30, 2007 was $1.0 million, which will be recognized over the next three months. There was no impact on our or MMP’s cash flows from these award grants during the first nine months of 2006 and 2007.

During 2006, the MMP Compensation Committee approved approximately 178,500 MMP unit award grants pursuant to the MMP LTIP. There was no impact on our or MMP’s cash flows associated with these award grants during the first nine months of 2006 and 2007. These award grants are being accounted for as follows:

•

Approximately 139,700 are based on the attainment of long-term performance metrics. These units vest on December 31, 2008. The number of units that could ultimately vest under this component of the award ranges from zero to approximately 258,500 as adjusted for expected forfeitures and retirements. MMP has accounted for these award grants using the equity method. The weighted-average fair value of the awards on the grant date was $24.67 per unit, which was based on MMP’s unit price on the grant date less the present value of the per-unit estimated cash distributions during the vesting period. As of September 30, 2007, approximately 9,400 award grants had been forfeited and MMP expects an additional 1,100 will be forfeited prior to the vesting date. During the current quarter, MMP increased its estimate of the number of payout units under this grant from 232,700 to approximately 245,600 based on its estimate of attaining above-target results compared to the established performance metrics. The grant date fair value of these award grants was $6.1 million and the unrecognized compensation cost on September 30, 2007 was $2.7 million, which will be recognized over the next 15 months.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•

Approximately 34,900 are based on the attainment of long-term performance metrics and the individual’s personal performance. These units vest on December 31, 2008. The number of units that could ultimately vest under this component of the award ranges from zero to approximately 64,600 as adjusted for expected forfeitures and retirements; however, the awards are also subject to personal performance components which could increase or decrease the number of units to be paid out by as much as 100%. MMP has accounted for these award grants using the liability method; therefore, compensation expense recognized is based on the fair value of the unit awards and the percentage of the service period completed at each period end. As of September 30, 2007, approximately 2,300 award grants had been forfeited and MMP expects an additional 300 will be forfeited prior to the vesting date. During the current quarter, MMP increased its estimate of the number of payout units under this grant from 58,200 to approximately 61,400 based on its estimate of obtaining above-target results compared to the established performance metrics. The fair value of these award grants was $36.75 per unit or $2.3 million on September 30, 2007, and the unrecognized estimated compensation cost on that date was $1.0 million, which will be recognized over the next 15 months.

•

An additional 3,900 award grants have been issued with various vesting dates. As of September 30, 2007, approximately 2,600 of these award grants have been forfeited and we do not anticipate additional forfeitures prior to the vesting date. MMP uses the equity method to account for most of the remaining award grants. The value of these award grants was approximately $0.1 million on September 30, 2007, and the unrecognized estimated compensation cost on that date was less than $0.1 million, which will be recognized over the next 3 months.

During 2007, the MMP Compensation Committee approved approximately 159,700 MMP unit award grants pursuant to the MMP LTIP. There was no impact on our or MMP’s cash flows from these award grants during the first nine months of 2007. These award grants have a three-year vesting period which will end on December 31, 2009; however, the grants are broken into three equal tranches. Under the first tranche, 80% of the payouts are based on performance metrics set for the 2007 fiscal year. Under the second and third tranches, 80% of the payouts will be based on performance metrics that will be established in the first quarter of each respective year. Under all three tranches, 20% of the payouts are based on personal performance with payouts determined by the MMP Compensation Committee. The first tranche of this award is being accounted for as follows:

•

Approximately 42,600 of the unit awards are based on attainment of 2007 performance metrics. The number of units that could ultimately vest under this component of the award ranges from zero to approximately 81,300 as adjusted for expected forfeitures and retirements. MMP has accounted for these award grants using the equity method. The weighted-average fair value of the awards on the grant date was $32.76 per unit, which was based on MMP’s closing unit price on the grant date, less the present value of the per-unit estimated cash distributions during the vesting period. During the current quarter, MMP revised its estimate of the above-target payout it expects to achieve and increased the number of expected payout units under this component of the award grant from 59,100 to 76,700. The grant date fair value of these award grants was $2.5 million. The unrecognized compensation cost on September 30, 2007 was $2.0 million, which will be recognized over the next 27 months.

•

Approximately 10,600 of the unit awards are based on the attainment of long-term performance metrics and the individual’s personal performance. The number of units that could ultimately vest under this component of the award ranges from zero to approximately 20,300 as adjusted for expected forfeitures and retirements; however, the awards are also subject to personal performance components which could increase or decrease the number of units to be paid out by as much as 100%. MMP has accounted for these award grants using the liability method; therefore, the compensation expense MMP recognizes is based on the fair value of unit awards and the percentage of the service period completed at each period end. The fair value of these unit awards at September 30, 2007 was $33.98 per unit. MMP currently estimates that it will achieve an above-target payout and during the current quarter MMP increased the number of expected payout units under this component of the award grant from 14,800 to 19,200. The fair value of these unit awards on September 30, 2007 was $0.7 million and the estimated unrecognized compensation expense was $0.5 million, which will be recognized over the next 27 months.

Accounting for the second tranche of this award will begin on January 1, 2008 when the 2008 performance metrics are established. The fair value of the unit awards associated with the second tranche will be amortized over a two-year period that will end on the December 31, 2009 vesting date.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

An additional 2,600 award grants were approved during 2007 which have a vesting date of December 31, 2008. MMP is using the equity method to account for these award grants. The grant date fair value of these award grants was approximately $0.2 million and the unrecognized estimated compensation cost on September 30, 2007 was $0.1 million, which will be recognized over the next 15 months.

MMP’s equity-based incentive compensation expense for the three and nine months ended September 30, 2006 and 2007 is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Awards prior to 2004	$—	$—	$(93)	$—
2004 awards	1,679	—	3,407	519
2005 awards	1,591	68	3,177	3,555
2006 awards	1,179	782	1,742	2,267
2007 awards	—	386	—	755

Total	$4,449	$1,236	$8,233	$7,096

15. Distributions

Distributions paid by MMP during 2006 and 2007 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Common Units	Subordinated Units	General Partner	Total Cash Distribution
02/14/06	$0.55250	$33,526	$3,138	$12,839	$49,503
05/15/06	0.56500	37,494	—	13,668	51,162
08/14/06	0.57750	38,323	—	14,498	52,821

Through 09/30/06	1.69500	109,343	3,138	41,005	153,486
11/14/06	0.59000	39,153	—	15,327	54,480

Total	$2.28500	$148,496	$3,138	$56,332	$207,966

02/14/07	$0.60250	$40,094	$—	$16,197	$56,291
05/15/07	0.61625	41,009	—	17,112	58,121
08/14/07	0.63000	41,924	—	18,027	59,951

Through 09/30/07	1.84875	123,027	—	51,336	174,363
11/14/07(a)	0.64375	42,839	—	18,942	61,781

Total	$2.49250	$165,866	$—	$70,278	$236,144

(a)	Magellan GP, LLC declared this cash distribution in October 2007 to be paid on November 14, 2007 to unitholders of record at the close of business on November 1, 2007.

Distributions we made to our affiliate owners prior to our becoming a public company are as follows:

Date Distribution Paid	Amount
2006
January	$74
February	522,194

Total	$522,268

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distributions we made subsequent to our becoming a public company are as follows (in thousands, except per unit amounts):

Payment Date	Distribution Amount	Common Units	General Partner	Total Cash Distribution
05/15/06 (a)	$0.2080	$13,031	$1	$13,032
08/14/06	0.2200	13,782	1	13,783

Through 09/30/06	0.4280	26,813	2	26,815
11/14/06	0.2330	14,597	1	14,598

Total	$0.6610	$41,410	$3	$41,413

02/14/07	$0.2460	$15,411	$2	$15,413
05/15/07	0.2615	16,382	2	16,384
08/14/07	0.2760	17,291	2	17,293

Through 09/30/07	0.7835	49,084	6	49,090
11/14/07 (b)	0.2900	18,167	3	18,170

Total	$1.0735	$67,251	$9	$67,260

(a)	MGG GP declared a cash distribution of $0.208 associated with the first quarter of 2006. The distribution paid to our public unitholders for that quarter was prorated for the 45-days that we were a public entity, or $0.104 per unit.
(b)	MGG GP declared this cash distribution in October 2007 to be paid on November 14, 2007 to unitholders of record at the close of business on November 1, 2007.

Total distributions paid to outside and affiliate owners by us and MMP are determined as follows (in thousands):

	Nine Months Ended September 30,
	2006	2007
Cash distributions paid by MMP	$153,486	$174,363
Less distributions paid by MMP to its general partner	41,005	51,336

Distributions paid by MMP to outside owners	112,481	123,027
Distributions we paid to our affiliate owners before we became a public company	522,268	—
Distributions paid after our initial public offering	26,815	49,090

Total distributions	$661,564	$172,117

16. Fair Value Measurements

In September 2006, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years; however, earlier application was encouraged. We have elected to adopt SFAS No. 157 effective January 1, 2007. Our fair value measurements as of September 30, 2007 using significant other observable inputs for interest rate swap derivatives were $(1.2) million.

17. Subsequent Events

In October 2007, Magellan GP, LLC declared a quarterly distribution of $0.64375 per MMP unit to be paid on November 14, 2007 to MMP unitholders of record at the close of business on November 1, 2007. We will receive approximately $18.9 million of that distribution as a result of our ownership interest in Magellan GP, LLC, which owns the general partner interest and the incentive distribution rights in MMP (see Note 15—Distributions for details).

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2007, our general partner declared a quarterly distribution of $0.29 per unit to be paid on November 14, 2007 to unitholders of record at the close of business on November 1, 2007. The total cash distributions to be paid are $18.2 million (see Note 15—Distributions for details).

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

Magellan GP, LLC controls MMP through its general partner interest in MMP. Since we own and control Magellan GP, LLC, we reflect our ownership interest in MMP on a consolidated basis, which means that our financial results are combined with Magellan GP, LLC’s and MMP’s financial results. The publicly held limited partner interests in MMP are reflected as non-controlling owners’ interest in income of consolidated subsidiaries in our results of operations. We currently have no separate operating activities apart from those conducted by MMP, and our operating cash flows are derived from cash distributions from MMP. Accordingly, the following discussion of our financial position and results of operations primarily reflects the operating activities and results of operations of MMP. Please read this discussion and analysis in conjunction with: (i) our accompanying interim consolidated financial statements and related notes and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Developments

Distribution. During October 2007, Magellan GP, LLC declared a quarterly distribution of $0.64375 per unit to be paid by MMP on November 14, 2007, to its unitholders of record at the close of business on November 1, 2007. We will receive $18.9 million of that distribution as a result of our ownership interest in Magellan GP, LLC.

During October 2007, our general partner declared a quarterly distribution of $0.2900 per unit to be paid on November 14, 2007, to unitholders of record at the close of business on November 1, 2007. The cash distributions to be paid total $18.2 million.

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

•

Non-cash interest income. During May 2004, we and MMP entered into an indemnification settlement with a former affiliate, which is discussed in more detail under Environmental below. We recorded a receivable from this former affiliate on our consolidated balance sheet in connection with this indemnification settlement at its discounted present value, and we recorded the accretion of the discount from May 2004 through June 2007 as interest income on our consolidated income statement. These items were not reflected on MMP’s financial statements, except that MMP recorded a capital contribution from us when payments pursuant to the indemnification settlement were made to MMP by this former affiliate; and

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

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2007

	Three Months Ended September 30,		Variance
	2006	2007	Favorable (Unfavorable)
			$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Revenues:
Transportation and terminals revenues:
Petroleum products pipeline system	$112.9	$119.1	$6.2	5
Petroleum products terminals	29.4	32.7	3.3	11
Ammonia pipeline system	3.5	3.7	0.2	6
Intersegment eliminations	(0.9)	(0.8)	0.1	11

Total transportation and terminals revenues	144.9	154.7	9.8	7
Product sales	171.8	167.3	(4.5)	(3)
Affiliate management fees	0.2	0.2	—	—

Total revenues	316.9	322.2	5.3	2
Operating expenses:
Petroleum products pipeline system	57.6	46.3	11.3	20
Petroleum products terminals	10.9	13.4	(2.5)	(23)
Ammonia pipeline system	4.2	6.0	(1.8)	(43)
Intersegment eliminations	(1.6)	(1.5)	(0.1)	(6)

Total operating expenses	71.1	64.2	6.9	10
Product purchases	169.7	153.9	15.8	9
Equity earnings	(0.8)	(1.0)	0.2	25

Operating margin	76.9	105.1	28.2	37
Depreciation and amortization expense	19.1	19.7	(0.6)	(3)
Affiliate G&A expense	17.6	17.8	(0.2)	(1)

Operating profit	$40.2	$67.6	$27.4	68

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.051	$1.164
Volume shipped (million barrels)	84.7	78.6
Petroleum products terminals:
Marine terminal average storage utilized per month (million barrels)	20.5	21.8
Inland terminal throughput (million barrels)	28.7	30.9
Ammonia pipeline system:
Volume shipped (thousand tons)	159	133

Transportation and terminals revenues increased by $9.8 million resulting from higher revenues for each of MMP’s business segments as described below:

•

an increase in petroleum products pipeline system revenues of $6.2 million. Transportation revenues increased as a result of higher average tariffs due in part to MMP’s mid-year 2007 tariff escalation, partially offset by lower transportation volumes due to various factors which resulted in several refineries which feed MMP’s system curtailing production during the current quarter. MMP also earned more ancillary revenues related to higher fees for leased storage as well as additional demand for its terminal and renewable fuels services during 2007; and

•

an increase in petroleum products terminals revenues of $3.3 million due to higher revenues at both MMP’s marine and inland terminals. Marine revenues increased primarily due to operating results from expansion projects, such as construction of additional storage tanks at MMP’s Galena Park, Texas facility that were placed into service beginning in late 2006. Inland terminal revenues increased due to record throughput volumes during the current period as well as higher additive fees.

Operating expenses declined by $6.9 million due to lower expenses at MMP’s petroleum products pipeline system, partially offset by higher costs at its other two business segments as described below:

•

a decrease in petroleum products pipeline system expenses of $11.3 million primarily due to more favorable product overages, which reduce operating expenses, lower integrity spending because of maintenance project timing and lower environmental expenses. During third quarter 2006, MMP incurred additional expense when it entered into a risk transfer agreement, whereby risk associated with certain known environmental sites was transferred to a contractor in order to mitigate MMP’s future financial exposure relative to those sites. Higher property taxes and personnel costs partially offset these favorable expense items;

•

an increase in petroleum products terminals expenses of $2.5 million primarily related to higher personnel and environmental costs as well as increased maintenance expense due to timing of tank inspection and cleaning projects; and

•

an increase in ammonia pipeline system expenses of $1.8 million primarily due to higher system integrity costs. MMP expects the amount of 2007 system integrity spending on its ammonia pipeline system to continue to be higher than 2006 as MMP completes the work necessary for the high consequence area testing mandated by federal regulations.

Product sales revenues primarily resulted from a third-party product supply agreement, MMP’s petroleum products blending operation, terminal product gains and transmix fractionation. Revenues from product sales were $167.3 million for the three months ended September 30, 2007 while product purchases were $153.9 million, resulting in gross margin from these transactions of $13.4 million. The gross margin resulting from product sales and purchases for the 2007 period increased $11.3 million compared to gross margin for the 2006 period of $2.1 million, resulting from product sales for the three months ended September 30, 2006 of $171.8 million and product purchases of $169.7 million. The 2006 period was negatively impacted by lower product supply agreement and fractionation margins due to rapidly declining gasoline and diesel fuel prices during third quarter 2006, resulting in MMP recognizing a lower-of-cost-or-market adjustment in the 2006 quarter. Comparatively, petroleum prices were essentially unchanged during the 2007 period. As we have previously disclosed, the gross margin MMP realizes on these commodity activities can be substantially higher in periods when refined petroleum prices are increasing and substantially lower in periods when product prices are declining given that MMP follows an average inventory valuation methodology, which results in each period’s product purchases being influenced by the value of products held in that period’s beginning inventory.

Operating margin increased $28.2 million primarily due to higher revenues from each of MMP’s business segments, lower petroleum products pipeline expenses and higher gross margin from product sales in 2007.

Interest expense, net of interest capitalized and interest income, was $11.8 million for the three months ended September 30, 2007, which was $0.2 million lower than the $12.0 million related to the three months ended September 30, 2006. The average debt outstanding, excluding fair value adjustments for interest rate hedges and step-up adjustments, increased to $883.2 million during 2007 from $808.3 million during 2006 principally due to MMP’s revolver borrowings to fund expansion capital expenditures. However, the weighted-average interest rate on our consolidated borrowings, after giving effect to the impact of associated fair value hedges and step-up adjustments, decreased to 5.9% in the current period from 6.7% in the 2006 quarter primarily due to the refinancing of MMP’s pipeline notes during second quarter 2007 at a lower interest rate. Further, the amount of interest capitalized increased due to the higher level of capital spending over the last year’s quarter.

Non-controlling owners’ interest in income of consolidated subsidiaries was $41.8 million for the three months ended September 30, 2007 compared to $26.8 million for the three months ended September 30, 2006, an increase of $15.0 million or 56%. This increase primarily related to MMP’s improved financial results.

Debt placement fee amortization was $0.2 million during third quarter 2007 compared to $0.5 million for the corresponding 2006 period. During second quarter 2007, MMP refinanced its pipeline notes with 30-year debt, which resulted in the related debt placement fees being amortized over a significantly longer period of time.

Benefit for income taxes was $0.4 million in third-quarter 2007 compared to $0.0 million in 2006. Beginning in 2007, the state of Texas implemented a partnership-level tax based on the financial results of MMP’s assets apportioned to the state of Texas. During third quarter 2007, MMP reduced its income tax accrual by $1.1 million based on its current estimate for this 2007 tax liability.

Net income was $14.1 million for the three months ended September 30, 2007 compared to $0.9 million for the three months ended September 30, 2006, an increase of $13.2 million.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2007

	Nine Months Ended September 30,		Variance
			Favorable (Unfavorable)
	2006	2007	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)

Revenues:
Transportation and terminals revenues:
Petroleum products pipeline system	$312.6	$341.3	$28.7	9
Petroleum products terminals	92.5	96.5	4.0	4
Ammonia pipeline system	11.7	13.1	1.4	12
Intersegment eliminations	(2.6)	(2.5)	0.1	4

Total transportation and terminals revenues	414.2	448.4	34.2	8
Product sales	493.5	493.9	0.4	—
Affiliate management fees	0.5	0.5	—	—

Total revenues	908.2	942.8	34.6	4
Operating expenses:
Petroleum products pipeline system	139.7	131.3	8.4	6
Petroleum products terminals	34.7	40.5	(5.8)	(17)
Ammonia pipeline system	9.4	17.5	(8.1)	(86)
Intersegment eliminations	(4.8)	(4.4)	(0.4)	(8)

Total operating expenses	179.0	184.9	(5.9)	(3)
Product purchases	458.2	444.5	13.7	3
Equity earnings	(2.5)	(2.9)	0.4	16

Operating margin	273.5	316.3	42.8	16
Depreciation and amortization expense	57.3	58.5	(1.2)	(2)
Affiliate G&A expense	49.5	54.4	(4.9)	(10)

Operating profit	$166.7	$203.4	$36.7	22

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.052	$1.154
Volume shipped (million barrels)	232.1	226.8
Petroleum products terminals:
Marine terminal average storage utilized per month (million barrels)	20.6	21.6
Inland terminal throughput (million barrels)	81.1	88.4
Ammonia pipeline system:
Volume shipped (thousand tons)	537	533

Transportation and terminals revenues increased by $34.2 million resulting from higher revenues for each of MMP’s business segments as described below:

•

an increase in petroleum products pipeline system revenues of $28.7 million. Transportation revenues increased as a result of higher average tariffs due in part to MMP’s mid-year 2006 and 2007 tariff escalations, partially offset by lower transportation volumes due to various factors which resulted in several refineries which feed MMP’s system curtailing production during the current year. MMP also earned more ancillary revenues related to higher fees for leased storage as well as additional demand for its terminal, additive and renewable fuels services during 2007;

•

an increase in MMP’s petroleum products terminals revenues of $4.0 million due to higher revenues at both its marine and inland terminals. Marine revenues increased primarily due to operating results from expansion projects, such as construction of additional storage tanks at MMP’s Galena Park, Texas facility that were placed into service beginning in late 2006, and more revenue from additive services and higher rates, partially offset by the 2006 revenue recognition from a variable-rate storage agreement that ended January 2006. Although MMP currently has another variable-rate agreement in place, the term for the new contract expires in December 2007, at which time MMP will recognize any related revenues, which are based on its share of its customer’s net trading profits earned over the agreement term. Inland terminal revenues increased in 2007 from higher throughput volumes as well as higher additive fees; and

•	an increase in ammonia pipeline system revenues of $1.4 million primarily due to higher average tariffs.

Operating expenses increased by $5.9 million as higher expenses at MMP’s petroleum products terminals and ammonia pipeline system were partially offset by lower costs related to MMP’s petroleum products pipeline system as described below:

•

a decrease in petroleum products pipeline system expenses of $8.4 million primarily due to more favorable product overages, which reduce operating expenses, lower integrity spending because of maintenance project timing and lower environmental expenses. During the 2006 period, MMP incurred additional expense when it entered into a risk transfer agreement, whereby risk associated with certain known environmental sites was transferred to a contractor in order to mitigate MMP’s future financial exposure relative to those sites. Higher property taxes, asset retirements and personnel costs partially offset these favorable expense items;

•

an increase in petroleum products terminals expenses of $5.8 million primarily related to higher personnel costs, in part due to expansion projects, timing of maintenance projects and a product downgrade charge resulting from the accidental degradation of a small amount of product during 2007; and

•

an increase in ammonia pipeline system expenses of $8.1 million primarily due to increased environmental accruals related to a 2004 pipeline release and higher system integrity costs. MMP expects the amount of 2007 system integrity spending to continue to be higher than 2006 on its ammonia pipeline system as MMP completes the work necessary for the high consequence area testing mandated by federal regulations.

Product sales revenues primarily resulted from a third-party product supply agreement, MMP’s petroleum products blending operation, terminal product gains and transmix fractionation. Revenues from product sales were $493.9 million for the nine months ended September 30, 2007 while product purchases were $444.5 million, resulting in gross margin from these transactions of $49.4 million. The gross margin resulting from product sales and purchases for the 2007 period increased $14.1 million compared to gross margin for the 2006 period of $35.3 million, resulting from product sales for the nine months ended September 30, 2006 of $493.5 million and product purchases of $458.2 million. The 2006 period had been negatively impacted by lower product supply agreement and fractionation margins due to rapidly declining gasoline and diesel fuel prices during third quarter 2006, resulting in MMP recognizing a lower-of-cost-or-market adjustment at the end of the 2006 period. Comparatively, petroleum prices continued to increase during the 2007 timeframe. As we have previously disclosed, the gross margin MMP realizes on these commodity activities can be substantially higher in periods when refined petroleum prices are increasing and substantially lower in periods when product prices are declining given that MMP follows an average inventory valuation methodology which results in each period’s product purchases being influenced by the value of products held in that period’s beginning inventory.

Operating margin increased $42.8 million primarily due to higher revenues from each of MMP’s business segments and higher gross margin from product sales in 2007.

Depreciation and amortization expense increased by $1.2 million related to capital expansion projects over the past year.

Affiliate G&A expenses increased by $4.9 million between periods due primarily to higher personnel, information technology and legal costs during 2007. G&A expense was also higher due to a $1.3 million non-cash expense related to a second-quarter 2007 payment by MGG Midstream Holdings, L.P. (“MGG MH”) to one of our executives in connection with the April sale by MGG MH of limited partner interests in us during 2007. G&A expenses related to MMP’s equity-based incentive compensation program were $6.1 million during the 2007 period compared to $6.8 million during the 2006 period. The reduction in MMP’s equity-based incentive compensation expense was primarily due to the recent decline in MMP’s unit price.

Interest expense, net of interest capitalized and interest income, was $35.6 million for the nine months ended September 30, 2007, which was slightly lower than the $35.8 million related to the nine months ended September 30, 2006. Our average consolidated debt outstanding, excluding fair value adjustments for interest rate hedges and step-up adjustments, increased to $883.9 million during 2007 from $807.4 million during 2006 principally due to MMP’s revolver borrowings to fund capital expenditures. However, the weighted-average interest rate on our consolidated borrowings, after giving effect to the impact of associated fair value hedges and step-up adjustments, decreased to 6.2% in the current period from 6.7% in 2006 primarily due to the refinancing of MMP’s pipeline notes during second quarter 2007 at a lower interest rate. Further, the amount of interest capitalized increased due to the higher level of capital spending over the last year.

Non-controlling owners’ interest in income of consolidated subsidiaries was $122.0 million for the nine months ended September 30, 2007 compared to $104.4 million for the nine months ended September 30, 2006, an increase of $17.6 million or 17%. This increase primarily related to MMP’s improved financial results.

MMP incurred debt refinancing expenses of $2.7 million during the 2007 period with no similar expense in 2006. These expenses were associated with the early retirement of MMP’s pipeline notes during second quarter 2007, originally due in October 2007, and included a debt prepayment premium of $2.0 million as well as related interest rate hedge settlements of $0.7 million which were recorded as other expense.

Provision for income taxes was $1.1 million during the first nine months of 2007 compared to $0.0 million in 2006. Beginning in 2007, the state of Texas implemented a partnership-level tax based on the financial results of MMP’s assets apportioned to the state of Texas.

Net income was $40.5 million for the nine months ended September 30, 2007 compared to $24.6 million for the nine months ended September 30, 2006, an increase of $15.9 million, or 65%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities was $210.3 million and $180.8 million for the nine months ended September 30, 2007 and 2006, respectively.

•	The $29.5 million increase from 2006 to 2007 was primarily attributable to:

•	a $33.5 million increase in net income, net of non-cash expense associated with the non-controlling owners’ interest in income of consolidated subsidiaries in 2007;

•

a $15.0 million net increase in cash relative to an indemnification settlement from a former affiliate (see Environmental—Indemnification Settlement below). During 2007, we received the final installment payment of $35.0 million while the installment payment received during 2006 was $20.0 million; and

•

a $7.9 million increase in cash relative to net changes in restricted cash and accrued interest payable due primarily to the timing of semi-annual interest payments on MMP’s outstanding debt. Prior to the repayment of its pipeline notes during 2007, MMP made deposits in an escrow account in anticipation of semi-annual interest payments on these notes which were reflected as restricted cash on our consolidated balance sheets.

•	These increases were partially offset by:

•

a $22.0 million decrease in cash relative to net changes in accounts payable and accrued product purchases. The decrease is primarily due to timing of invoices received from and payments to our vendors and suppliers; and

•

a $10.2 million decrease in cash relative to net changes in long-term affiliate pension and benefits. During 2007, MMP made contributions of $15.0 million to the pension plans compared to contributions of $5.3 million during 2006.

Net cash used by investing activities for the nine months ended September 30, 2007 and 2006 was $145.0 million and $99.8 million, respectively. During 2007, MMP spent $136.1 million for capital expenditures, of which $25.9 million was for maintenance capital and $110.2 million was for expansion capital. During 2006, MMP spent $105.6 million for capital expenditures, of which $20.9 million was for maintenance capital and $84.7 million was for expansion capital.

Net cash used by financing activities for the nine months ended September 30, 2007 and 2006 was $71.8 million and $116.5 million, respectively. Cash used during 2007 reflects $49.1 million of distributions by us to our unitholders and $123.0 million of distributions by MMP to its owners other than us, partially offset by net borrowings on MMP’s revolving credit facility of $119.5 million and $248.9 million from a debt financing. A portion of these borrowings were used to repay the remaining balance of $272.6 million of MMP’s pipeline notes. Cash used during 2006 primarily reflects $549.1 million of distributions by us to our owners and unitholders and $112.5 million of distributions by MMP to its owners other than us, partially offset by $506.8 million of net proceeds from our initial public offering, net borrowings of $20.5 million under MMP’s revolving credit facility and affiliate capital contributions of $11.2 million.

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

During third quarter 2007, MMP’s net maintenance capital spending was $7.0 million, excluding $1.9 million of spending that would have been covered by indemnifications settled in May 2004 and $0.2 million for which MMP expects to be reimbursed by insurance. For the nine months ended September 30, 2007, MMP has spent net maintenance capital of $20.9 million, excluding $4.0 million of spending that would have been covered by the May 2004 indemnification settlement and $1.0 million for which MMP expects to be reimbursed by insurance. MMP received the entire $117.5 million under our indemnification settlement agreement. Please see Environmental below for additional description of this indemnification settlement.

For 2007, MMP expects to incur maintenance capital expenditures for its existing businesses of approximately $35.0 million, excluding $7.0 million of maintenance capital that would have been covered by the indemnification discussed above and $2.0 million MMP expects to receive from insurance reimbursements.

In addition to maintenance capital expenditures, MMP also makes expansion capital investments at its existing facilities. For the three and nine months ended September 30, 2007, MMP spent cash of $37.9 million and $110.2 million, respectively, for organic growth projects. Based on projects currently underway, MMP currently plans to spend $160.0 million on organic growth capital in 2007, excluding future acquisitions, and approximately $190.0 million in 2008 and $15.0 million in 2009 to complete these projects.

Liquidity

As of September 30, 2007, total debt reported on our consolidated balance sheet was $887.0 million. The difference between this amount and the $890.0 million face value of our outstanding consolidated debt is adjustments related to the fair value hedges and unamortized discounts on debt issuances.

Our Debt

Affiliate note payable. On February 15, 2006, we entered into a $5.0 million revolving credit facility with MGG MH as the lender. There were no borrowings outstanding under this facility when it matured on December 31, 2006. In January 2007 we entered another facility with MGG MH with similar terms that matures on December 31, 2007. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility bear interest at LIBOR plus 2.0%. We pay a commitment fee to MGG MH on the unused portion of the working capital facility of 0.3% annually. Borrowings under this facility are non-recourse to our general partner. There have been no borrowings outstanding under this facility at any time during 2007.

Debt of MMP

Revolving Credit Facility. In September 2007, MMP amended and restated its unsecured revolving credit facility to increase the borrowing capacity from $400.0 million to $550.0 million. In addition, the maturity date of the revolving credit facility was extended from May 2011 to September 2012. Borrowings under the facility remain unsecured and incur interest at LIBOR plus a spread that ranges from 0.3% to 0.8% based on MMP’s credit ratings and amounts outstanding under the facility. As of September 30, 2007, $140.0 million was outstanding under this facility, and $3.3 million was obligated for letters of credit. The obligations for letters of credit are not reflected as debt on our consolidated balance sheets. The weighted-average interest rate on borrowings outstanding under the facility at September 30, 2007 was 5.9%.

6.45% Notes due 2014. In May 2004, MMP sold $250.0 million of 6.45% notes due 2014 in an underwritten public offering at 99.8% of par. Including the impact of amortizing the gains realized on pre-issuance hedges associated with these notes, the effective interest rate on these notes is 6.3%.

5.65% Notes due 2016. In October 2004, MMP sold $250.0 million of 5.65% notes due 2016 in an underwritten public offering as part of the long-term financing of pipeline system assets MMP acquired in October 2004. The notes were issued at 99.9% of par.

Including the impact of amortizing the losses realized on pre-issuance hedges associated with these notes and the interest rate swap which effectively converts $100.0 million of these notes from fixed-rate to floating-rate debt, the weighted-average interest rate on the notes at September 30, 2007 was 5.9%.

6.40% Notes due 2037. In April 2007, MMP sold $250.0 million of 6.40% notes due 2037 in an underwritten public offering at 99.6% of par. MMP received proceeds after underwriters’ fees and expenses of approximately $246.4 million. Including the impact of amortizing the gains realized on pre-issuance hedges associated with these notes, the effective interest rate on these notes is 6.3%. The proceeds from the offering of these notes together with borrowings under MMP’s revolving credit facility were used in May 2007 to prepay the $272.6 million of outstanding pipeline notes, as well as a related debt prepayment premium of $2.0 million and a $1.1 million payment in connection with the unwinding of fair value hedges associated with the pipeline notes.

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

Interest Rate Derivatives. MMP utilizes interest rate derivatives to help us manage interest rate risk. MMP was engaged in the following interest rate derivative transaction as of September 30, 2007:

•

In October 2004, MMP entered into a $100.0 million interest rate swap agreement to hedge against changes in the fair value of a portion of its 5.65% notes due 2016. This agreement effectively changes the interest rate on $100.0 million of those notes to a floating rate of six-month LIBOR plus 0.6%, with LIBOR set in arrears. This swap agreement expires on October 15, 2016, the maturity date of the 5.65% notes.

Credit Ratings. MMP’s current corporate credit ratings are BBB by Standard and Poor’s and Baa2 by Moody’s Investor Services. We do not currently have and are not currently intending to obtain a credit rating by any of the rating agencies.

Off-Balance Sheet Arrangements

None.

Environmental

MMP’s operations are subject to federal, state and local environmental laws and regulations. MMP has accrued liabilities for estimated environmental costs at its facilities and properties. Under MMP’s accounting policies, it records liabilities when environmental costs are probable and can be reasonably estimated. The determination of amounts recorded for environmental liabilities involves significant judgments and assumptions by management. Due to the inherent uncertainties involved in determining environmental liabilities, it is reasonably possible that the actual amounts required to extinguish these liabilities could be materially different from those liabilities recognized.

Indemnification settlement. Prior to May 2004, a former affiliate provided indemnifications to MMP for assets MMP had acquired from it. In May 2004, we and MMP entered into an agreement with the former affiliate under which the former affiliate agreed to pay MMP $117.5 million to release it from those indemnification obligations. MMP has received the entire $117.5 million due under this agreement. As of September 30, 2007, known liabilities that would have been covered by these indemnifications were $45.5 million. MMP has spent $39.7 million through September 30, 2007 that would have been covered by these indemnifications, including $17.3 million of capital costs. MMP has not reserved the cash received from this indemnity settlement but has used it for various other cash needs, including expansion capital spending.

Petroleum products EPA issue. In July 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act (the “Act”), served an information request to MMP’s former affiliate with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on Magellan Pipeline, which MMP subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. MMP responded to the

March 2004 information request in a timely manner and has entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. MMP has accrued an amount for this matter based on its best estimates that is less than $22.0 million. Most of the amounts MMP has accrued for this matter were included as part of the environmental indemnification settlement MMP reached with its former affiliate, as described above. Due to the uncertainties described above, it is reasonably possible that the amounts MMP has recorded for this environmental liability could change in the near term. MMP’s management is in ongoing discussions with the EPA; however, it is unable to determine what MMP’s ultimate liability could be for this matter. Adjustments to MMP’s recorded liability resulting from a final settlement with the EPA could be material to MMP’s results of operations and cash flows.

Ammonia EPA issue. In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by MMP and operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of MMP’s ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million for which the third-party operator has requested indemnification. In March 2007, MMP also received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator has subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. We and MMP do not believe we have an obligation to indemnify or defend the third-party operator against the DOJ criminal investigations. The DOJ stated in its notice to MMP that it does not expect MMP or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for these matters based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and third-party operator regarding these two releases; however, MMP is unable to determine what its ultimate liability could be for these matters. Adjustments to MMP’s recorded liability resulting from a final settlement with the EPA, which could occur in the near term, could be material to MMP’s results of operations and cash flows.

PCB impacts. MMP has identified polychlorinated biphenyls (“PCB”) impacts at two of its petroleum products terminals that it is in the process of assessing. It is possible that in the near term after MMP’s assessment process is complete, the PCB contamination levels could require corrective actions. MMP is unable at this time to determine what these corrective actions and associated costs might be. The costs of any corrective actions associated with these PCB impacts could be material to MMP’s results of operations and cash flows.

Floating Roof Emissions. Operational needs require MMP at various times to empty its tanks. When MMP’s tanks with internal floating roofs are emptied, the tanks emit petroleum vapors. Historically, these emissions were not reported or addressed in facility air permits because the Environmental Protection Agency (“EPA”) had no approved method to quantify the emissions event. However, during 2006, the EPA adopted the American Petroleum Institute’s methodology for calculating these particular emissions as their approved standard. It is currently unclear what impact, if any, this adoption by the EPA will have on MMP’s current operational practices, emission control and reporting requirements, emission fees and existing air permits.

Other Items

Pipeline tariff increase. The Federal Energy Regulatory Commission (“FERC”) regulates the rates charged on interstate common carrier petroleum pipeline operations primarily through an index methodology, which establishes the maximum amount by which tariffs can be adjusted. The current approved methodology is the producer price index for finished goods (“PPI-FG”) plus 1.3%. Based on an actual change in PPI-FG of approximately 3.0% during 2006, the July 1, 2007 adjustment would result in a tariff increase of approximately 4.3% on that date. MMP increased virtually all of its published tariffs by the allowed adjustment of approximately 4.3% effective July 1, 2007.

Supply disruptions. Through direct refinery connections and interconnections with other interstate pipelines, MMP’s petroleum products pipeline system can access more than 40% of the refinery capacity in the continental United States. As a result, a single refinery disruption generally has minimal impact to its operations. During second and third quarter 2007, several refineries and a third-party pipeline system that supply MMP’s pipeline system were temporarily idled or curtailed production for various reasons, reducing the amount of product available for MMP to transport on its pipeline system. MMP expects similar supply disruptions to continue during early fourth quarter 2007.

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

        Unrecognized product gains. MMP’s petroleum products terminals operations generate product overages and shortages. When MMP’s petroleum products terminals experience net product shortages, MMP recognizes expense for those losses in the period in which they occur. When MMP’s petroleum products terminals experience product overages, MMP has product on hand for which there is no cost basis. Therefore, these overages are not recognized in MMP’s financial statements until the associated barrels are either sold or used to offset product losses. The combined net unrecognized product overages for MMP’s petroleum products terminals operations had a market value of approximately $7.8 million as of September 30, 2007. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

Affiliate transactions. Since December 2005, our general partner has provided the employees necessary to conduct MMP’s business operations and MMP reimburses our general partner for these costs. In addition, we have agreed to reimburse MMP for G&A expenses, excluding equity-based compensation, in excess of a defined G&A cap. We do not expect to reimburse MMP for its excess G&A expenses under this agreement beyond 2008.

For the three and nine months ended September 30, 2007, MMP was allocated operating expenses from our general partner of $20.9 million and $59.8 million, respectively, and G&A expenses of $12.2 million and $34.5 million, respectively. For the three and nine months ended September 30, 2006, MMP was allocated operating expenses from our general partner of $18.2 million and $54.3 million, respectively, and G&A expenses of $9.8 million and $30.1 million, respectively. We have reimbursed or will reimburse MMP for G&A costs of $1.9 million and $3.7 million for the three and nine months ended September 30, 2007, respectively, and $0.0 million and $0.9 million for the three and nine months ended September 30, 2006, respectively. MMP’s G&A expenses for the nine months ended September 30, 2007 included a $1.3 million non-cash expense related to a payment by MGG MH to one of MMP’s executives in connection with the April 2007 sale by MGG MH of limited partner interests in us.

MMP owns a 50% interest in a crude oil pipeline company. MMP earns a fee to operate this pipeline which was $0.2 million for both the three months ended September 30, 2007 and 2006, and $0.5 million for both the nine months ended September 30, 2007 and 2006, respectively. MMP reports these fees as affiliate management fee revenue on its consolidated statements of income.

Other related party transactions. Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, Magellan GP, LLC receives approximately 50% of any incremental cash distributed per limited partner unit. Because we own Magellan GP, LLC, we benefit from these distributions. The executive officers of our general partner collectively own approximately 2.9% of MGG Midstream Holdings, L.P., which currently owns 14% of us, and therefore also indirectly benefit from these distributions. Assuming MMP has sufficient available cash to continue to pay distributions on its outstanding units for four quarters at its current quarterly distribution level of $0.64375 per unit, we would receive annual distributions of approximately $75.8 million on our approximate 2% general partner interest and incentive distribution rights.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of mitigating volatility in reported earnings caused by measuring related assets and liabilities differently (without being required to apply complex hedge accounting provisions). We can make an election at the beginning of each fiscal year beginning after November 15, 2007 to adopt this standard. Currently, we do not expect to adopt this standard.

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

As of September 30, 2007, MMP had $140.0 million outstanding on its variable rate revolving credit facility. MMP had no other variable rate debt outstanding; however, because of an interest rate swap agreement discussed below, MMP is exposed to variable interest rates on an additional $100.0 million of its debt. Considering this swap agreement and the amount outstanding on MMP’s revolving credit facility as of September 30, 2007, MMP’s annual interest expense would change by $0.3 million if LIBOR were to change by 0.125%.

During October 2004, MMP entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016. MMP has accounted for this interest rate hedge as a fair value hedge. The notional amount of the interest rate swap agreement is $100.0 million. Under the terms of the agreement, MMP receives 5.65% (the interest rate of the $250.0 million senior notes) and pays LIBOR plus 0.6%. This hedge effectively converts $100.0 million of MMP’s 5.65% fixed-rate debt to floating-rate debt. The interest rate swap agreement began in October 2004 and expires in October 2016. Payments settle in April and October of each year with LIBOR set in arrears. MMP recognized a deferred liability of $1.2 million at September 30, 2007 for the fair value of this agreement.

MMP uses derivatives to help manage its product purchases and sales. Derivatives that qualify for and are designated as normal purchases and sales are accounted for using traditional accrual accounting. As of September 30, 2007, MMP had commitments under forward purchase contracts for product purchases that will be accounted for as normal purchases totaling approximately $11.3 million. Additionally, MMP had commitments under forward sales contracts for product sales that will be accounted for as normal sales totaling approximately $45.1 million.

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

•	MGG Midstream Holdings, L.P.’s term loan, if any, could restrict our ability to issue additional debt;

•	a change in control of MMP’s general partner, which could, under certain circumstances, result in MMP’s debt becoming due and payable;

•	the condition of the capital markets in the United States;

•	the effect of changes in accounting policies;

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

During the second quarter of 2005, MMP experienced a product release involving approximately 2,900 barrels of gasoline from its petroleum products pipeline near its Kansas City, Kansas terminal. In regards to this release, MMP responded on a timely basis to an EPA request for information pursuant to Section 308 of the Act. MMP can provide no assurances that it will not be assessed civil or other statutory penalties of $100,000 or more by the EPA or other regulatory agencies associated with this release.

During the first quarter of 2006, MMP experienced a product release involving approximately 3,200 barrels of gasoline from its petroleum products pipeline near Independence, Kansas. MMP can provide no assurances that it will not be assessed civil or other statutory penalties of $100,000 or more by the EPA or other regulatory agencies associated with this release.

In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by MMP and operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of MMP’s ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million for which the third-party operator has requested indemnification. In March 2007, MMP also received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator has subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. We and MMP believe that we do not have an obligation to indemnify or defend the third-party operator against the DOJ criminal investigations. The DOJ stated in its notice to MMP that it does not expect MMP or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for these matters based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and the third-party operator regarding these two releases; however, MMP is unable to determine what its ultimate liability could be for these matters. Adjustments from amounts MMP currently has recorded to the final settlement amounts reached with the EPA, which could occur in the near term, could be material to MMP’s results of operations and cash flows.

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

Following a debt refinancing completed in May 2007, MMP had fixed-rate debt of $750.0 million outstanding, excluding unaccreted discounts and fair value adjustments for interest rate hedges. MMP has effectively converted $100.0 million of this debt to floating-rate debt using an interest rate swap agreement. In addition, MMP had $140.0 million of floating rate borrowings outstanding on its revolving credit facility as of September 30, 2007. As a result of these swap agreements and revolver borrowings, MMP has exposure to changes in short-term interest rates. Rising short-term rates could reduce the amount of cash MMP generates and adversely affect its ability to pay cash distributions.

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

Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership of interests in us. Affiliates of our general partner are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us or MMP. For example, we and our general partner are partially owned by an affiliate of the Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”), which also owns, through affiliates, an interest in the general partner of SemGroup, L.P. (“SemGroup”). CRF also owns, through affiliates, an interest in Knight, Inc. (formerly known as Kinder Morgan, Inc.), which owns the general partner of Kinder Morgan Energy Partners, L.P. (“KMP”) and is engaged in the transportation, storage and distribution of refined petroleum products. CRF may acquire other entities that compete with MMP. MMP will compete directly with SemGroup, KMP and perhaps other entities in which CRF has an interest for acquisition opportunities throughout the United States, and MMP competes directly with KMP in the storage of refined petroleum products in the southeastern United States. MMP potentially will compete with SemGroup, KMP and these other entities for new business or extensions of existing services provided by MMP’s operating partnerships, creating actual and potential conflicts of interest between MMP and our affiliates. In addition, SemGroup is a customer of MMP.

Term loans of MGG MH may restrict our ability to incur debt. In addition, our ability to obtain debt financing could be affected by MMP’s and MGG MH’s credit ratings.

We have entered into a $5.0 million revolving credit facility with MGG MH to provide for working capital needs.

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

The following are new risk factors since issuing our Annual Report on Form 10-K:

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

The U.S. federal income tax treatment of common unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law. You should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to Treasury Regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation (referred to as the “Qualifying Income Exception”), affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. For example, in response to certain recent developments, members of Congress are considering substantive changes to the definition of qualifying income under Internal Revenue Code section 7704(d) for the first time in 20 years. It is possible that these efforts could result in changes to the existing U.S. tax laws that affect publicly traded partnerships, including us. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units and the amount of cash available to pay as distributions to our unitholders.

The sale or exchange of 50% or more of our capital and profits interests within a twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have been terminated for federal income tax purposes if, within a twelve-month period, there is a sale or exchange of 50% or more of the total interests in our capital and profits interests, which includes all public and private sales of our common units by our unitholders. We believe, and will take the position, that the private sale of our common units by MGG MH on April 3, 2007, together with all other common units sold within the prior twelve months, represented a sale or exchange of 50% or more of the total interest in our capital and profits interests and resulted in our termination and immediate reconstitution as a new partnership for federal income tax purposes. Accordingly, our taxable year closed for all existing unitholders on that date. Such termination should not affect our classification as a partnership for federal income tax purposes, but we are required to make new tax elections, including a new election under Section 754 of the Internal Revenue Code, and could be subject to penalties if we are unable to determine or substantiate whether a termination occurred. In addition, upon the sale or exchanges of 50% or more of our capital and profits interests within any twelve month period beginning after April 3, 2007, our partnership will be considered to have terminated again. If such a subsequent termination were to occur, we would again be treated as a new partnership on that date and be required to make new tax elections.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

*Exhibit 3.1 –	Amendment No. 1 dated July 26, 2007 to Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Holdings, L.P. (filed as Exhibit 3.1 to Form 8-K filed July 31, 2007).

Exhibit 31.1 –	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

Exhibit 31.2 –	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

Exhibit 32.1 –	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

Exhibit 32.2 –	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

*	Each such exhibit has previously been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma, on November 6, 2007.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

By:	/s/ Magellan Midstream Holdings GP, LLC,
its General Partner

/s/ John D. Chandler
John D. Chandler
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
*3.1	Amendment No. 1 dated July 26, 2007 to Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Holdings, L.P. (filed as Exhibit 3.1 to Form 8-K filed July 31, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

32.1	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

32.2	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

*	Each such exhibit has previously been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.