Form 10-K
period 2007-12-31
MAGELLAN MIDSTREAM HOLDINGS LP
filed 2008-02-28
CIK 1246263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐

The aggregate market value of the registrant’s voting and non-voting common units held by non-affiliates computed by reference to the price at which the common units were last sold as of June 30, 2007 was $1,358,668,890.

As of February 27, 2008, there were 62,646,551 common units outstanding.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

FORM 10-K

PART I

ITEM 1.	Business

(a) General Development of Business

Unless indicated otherwise, the terms “our,” “we,” “us” and similar language refer to Magellan Midstream Holdings, L.P. We were formed in April 2003 as a Delaware limited partnership to hold ownership interests in Magellan Midstream Partners, L.P. and Magellan GP, LLC.

We completed an initial public offering of our common units representing limited partner interests in us (“limited partner units”) and became a publicly traded Delaware limited partnership effective February 15, 2006. See Note 2—Initial Public Offering and Sale of Units by MGG MH for further discussion of this matter.

Magellan Midstream Holdings GP, LLC, a Delaware limited liability company, serves as our general partner and owns an approximate 0.01% general partner interest in us. MGG Midstream Holdings, L.P. owns approximately 14% of our limited partner units and the public owns approximately 86%. MGG Midstream Holdings, L.P. owns all of the membership interests of Magellan Midstream Holdings GP, LLC. Our organizational structure at December 31, 2007 and that of our affiliate entities, as well as how we refer to these affiliates in this annual report on Form 10-K, are provided below.

In June 2003, we acquired MMP GP, which owns an approximate 2% general partner interest and the incentive distribution rights in MMP, a publicly traded limited partnership. Our general partner interest gives us control of MMP as the limited partners of MMP cannot dissolve MMP, are limited in their ability to remove MMP GP as general partner of MMP and do not possess substantive participating rights in MMP’s operations. Therefore, our consolidated financial statements include the assets, liabilities and cash flows of both MMP GP and MMP.

In February 2006, we completed an initial public offering of our limited partner units, in which we sold 22.0 million of our limited partner units to the public, representing 35% of our limited partner units. The net proceeds of this sale were distributed to MGG MH, the previous owners of those units. The other 40.6 million units, representing 65% of our limited partner units, remained owned by MGG MH.

In April 2007, we entered into a Common Unit Purchase Agreement (the “Purchase Agreement”) in connection with the direct sale of 23.3 million limited partner units in us (the “Purchased Units”) by MGG MH to a number of purchasers (the “Purchasers”). We did not receive any of the proceeds of this sale. In this Purchase Agreement, we made certain representations and warranties to the Purchasers regarding the validity of the common units and the status of our partnership.

Also in April 2007, we entered into a Registration Rights Agreement with the Purchasers (the “Registration Rights Agreement”) as required by the Purchase Agreement. The Registration Rights Agreement required us to file a shelf registration statement with the Securities and Exchange Commission (“SEC”) by June 2, 2007, providing for the resale from time to time of the Purchased Units held by the Purchasers. The required registration statement was filed with the SEC prior to June 2, 2007, and was declared effective on June 6, 2007. The Registration Rights Agreement contains provisions which allow us, under certain circumstances, the right to delay the Purchasers from selling their common units; however, this delay right is limited to 60 days in any 180-day period and 90 days in any 365-day period. Further, the Registration Rights Agreement contains certain provisions which grant certain of the Purchasers the right to join us, or “piggyback,” if we are selling our common units in a primary offering or another party’s common units in a secondary offering, so long as the managing underwriter agrees that a piggyback secondary offering of the common units will not have an adverse effect on the offering of common units. All of our registration obligations under the Registration Rights Agreement, excluding the piggyback rights, expire on April 3, 2008. The piggyback rights expire April 3, 2009.

In addition, in April 2007 we entered into an Indemnification Agreement (the “Indemnification Agreement”) with MGG MH, which expires on April 3, 2009. Under the Indemnification Agreement, MGG MH agreed to indemnify us for one-half of any obligations, subject to a $10.0 million cap, we may incur related to the registration statement not being available for more than 60 days in any 180-day period or 90 days in any 365-day period. MGG MH also agreed to retain unencumbered net assets sufficient to cover these indemnification obligations.

In September 2007, we and MGG MH entered into an underwriting agreement, pursuant to which MGG MH sold 8.5 million limited partner units in us in a secondary offering. We did not receive any of the proceeds of this sale. This offering was made pursuant to the current shelf registration statement and supplemental prospectus filed by us with the SEC.

As of December 31, 2007, 53,805,358 limited partner units in us, or approximately 86%, are owned by the public and 8,841,193 limited partner units in us, or approximately 14%, and the 0.01% general partner interest in us are owned by MGG MH through its ownership interest in MGG GP.

(b) Financial Information About Segments

See Part II—Financial Statements and Supplementary Data.

(c) Narrative Description of Business

Magellan Midstream Holdings, L.P.

Overview

We own and control MMP GP, which gives us control of MMP. MMP is principally engaged in the transportation, storage and distribution of refined petroleum products. A description of MMP’s business activities is provided below under the caption “Magellan Midstream Partners, L.P.” Our only cash-generating asset is our ownership interest in MMP’s general partner, which owns the following:

•	The general partner interest in MMP, which entitles us to receive approximately 2% of the cash distributed by MMP; and

•

100% of the incentive distribution rights in MMP, which entitle us to receive increasing percentages, up to a maximum of 48%, of any incremental cash distributed by MMP per MMP limited partner unit as certain target distribution levels are reached in excess of $0.288750 per MMP unit in any quarter.

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

Incentive distribution rights entitle us to receive increasing percentages of any incremental cash distributed per MMP limited partner unit as certain target distribution levels are reached in excess of $0.288750 per MMP limited partner unit in any quarter. During 2007, the allocation of MMP’s distributions were as follows:

MMP Quarterly Distribution Per Unit	Distributions to MMP’s Limited Partners as a Percentage of Total Distributions	Distributions to Us as a Percentage of Total MMP Distributions
		General Partner Interest	Incentive Distribution Rights
up to $0.288750	98.005%	1.995%	0%
above $0.288750 up to $0.328125	85.005%	1.995%	13%
above $0.328125 up to $0.393750	75.005%	1.995%	23%
above $0.393750	50.005%	1.995%	48%

See Note 24—Subsequent Events in the accompanying consolidated financial statements for a discussion of changes in the percentage of distributions paid by MMP to its limited and general partner interests that occurred on January 24, 2008.

For the quarter ended December 31, 2007, MMP declared and paid a distribution of $0.6575 per MMP limited partner unit, which entitled us to receive approximately 50%, including our approximate 2% general partner interest, of the incremental cash distribution per MMP limited partner unit from MMP in excess of $0.39375 per MMP limited partner unit. This distribution was paid on February 14, 2008, of which $1.3 million was paid to us in connection with our ownership of MMP’s general partner interest and $18.6 million was paid to us in connection with our ownership of MMP’s incentive distribution rights.

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

We control and manage MMP through our ownership of its general partner, MMP GP. The officers of our general partner, MGG GP, are also officers of MMP GP, and our general partner’s employees operate MMP. Four of our directors are affiliated with the owner of our general partner and are also directors of MMP GP. Three of our directors are independent directors as defined by the New York Stork Exchange (“NYSE”), and we currently have one vacant board seat. The board of MMP GP is responsible for overseeing MMP GP’s role as the general partner of MMP and we, as the sole member of MMP GP, must also approve matters that have or would be reasonably expected to have a material effect on our interest as the sole member of MMP GP. We also have exclusive authority over the business and affairs of MMP GP other than its role as the general partner of MMP.

Magellan Midstream Partners, L.P.

Overview

MMP is a publicly traded Delaware limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products.

As of December 31, 2007, MMP’s assets consisted of:

•

an 8,500-mile petroleum products pipeline system, including 47 petroleum products terminals serving the mid-continent region of the United States, referred to as the petroleum products pipeline system;

•

seven petroleum products terminal facilities located along the United States Gulf and East Coasts, referred to as marine terminal facilities, and 27 petroleum products terminals located principally in the southeastern United States, referred to as inland terminals; and

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

•

heavy oils and feedstocks, which are used as burner fuels or feedstocks for further processing by refineries and petrochemical facilities. Heavy oils and feedstocks include No. 6 fuel oil and vacuum gas oil; and

•	crude oil and condensate, which are used as feedstocks by refineries.

In addition, MMP stores, blends and distributes biofuels such as ethanol and biodiesel, which are increasingly required by government mandates.

The Gulf Coast region is a significant supply source for MMP’s facilities and is a major hub for petroleum refining. According to the “Petroleum Supply Annual for 2007” published by the Energy Information Administration (“EIA”), the Gulf Coast region accounted for approximately 43% of total U.S. daily refining capacity and 65% of U.S. refining capacity expansion from 1999 to 2006. The growth in Gulf Coast refining capacity has resulted in part from consolidation in the petroleum industry to take advantage of economies of scale from operating larger, concentrated refineries.

MMP’s Operations

PETROLEUM PRODUCTS PIPELINE SYSTEM

MMP’s common carrier petroleum products pipeline system extends 8,500 miles and covers a 13-state area, extending from the Gulf Coast refining region of Texas through the Midwest to Colorado, North Dakota, Minnesota, Wisconsin and Illinois. MMP’s pipeline system transports petroleum products and LPGs and includes 47 terminals. The products transported on MMP’s pipeline system are largely transportation fuels, and in 2007 were comprised of 52% gasoline, 39% distillates (which include diesel fuels and heating oil) and 9% aviation fuel and LPGs. Product originates on MMP’s pipeline system from direct connections to refineries and interconnections with other interstate pipelines for transportation and ultimate distribution to retail gasoline stations, truck stops, railroads, airports and other end-users. The petroleum products pipeline system segment accounted for 89%, 87% and 88% of consolidated total revenues for the years ended December 31, 2005, 2006 and 2007, respectively. See Note 18—Segment Disclosures in the accompanying consolidated financial statements for financial information about MMP’s petroleum products pipeline system segment.

MMP’s petroleum products pipeline system is dependent on the ability of refiners and marketers to meet the demand for refined petroleum products and LPGs in the markets they serve through their shipments on MMP’s pipeline system. According to 2007 projections provided by the EIA, the demand for refined petroleum products in the primary market areas served by MMP’s petroleum products pipeline system, known as West North Central and West South Central census districts, is expected to grow at an average rate of approximately 1.1% per year over the next 10 years. The total production of refined petroleum products from refineries located in West North Central districts is currently insufficient to meet the demand for refined petroleum products. The excess West North Central demand has been and is expected to be met largely by imports of refined petroleum products via pipelines from Gulf Coast refineries that are located in West South Central census region, which represents the Gulf Coast region.

MMP’s petroleum products pipeline system is well connected to Gulf Coast refineries. In addition to its own pipeline that originates in the Gulf Coast region, MMP also has interconnections with the Explorer and Seaway/ConocoPhillips pipelines. These connections to Gulf Coast refineries, together with its pipeline’s extensive network throughout the West North Central district and connections to the West South Central district refineries, should allow MMP to accommodate not only demand growth but also major supply shifts that may occur.

MMP’s petroleum products pipeline system has experienced increased shipments over each of the last three years, with total shipments increasing by 4% from 2005 to 2007. These volume increases are a result of overall market demand growth, development projects on MMP’s system and incentive agreements with shippers utilizing its system. The operating statistics below reflect MMP’s petroleum products pipeline system’s operations for the periods indicated:

	Year Ended December 31,
	2005	2006	2007
Shipments (thousand barrels):
Refined products
Gasoline	161,204	164,548	159,807
Distillates	106,137	113,217	119,602
Aviation fuel	22,693	22,060	24,562
LPGs	8,520	9,812	3,232

Total product shipments	298,554	309,637	307,203
Capacity leases	25,234	21,605	30,114

Total shipments, including capacity leases	323,788	331,242	337,317

Daily average (thousand barrels)	887	908	924

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

Operations. MMP’s petroleum products pipeline system is the largest common carrier pipeline for refined petroleum products and LPGs in the United States in terms of pipeline miles. Through direct refinery connections and interconnections with other interstate pipelines, MMP’s system can access more than 40% of the refinery capacity in the continental United States. In general, MMP does not take title to the petroleum products it transports except with respect to a specific product supply agreement that it assumed in October 2004, its petroleum products blending and fractionation operations and product overages in its pipeline system.

In 2007, MMP’s petroleum products pipeline system generated 77% of its revenue, excluding product sales revenues, from transportation tariffs on volumes shipped. These transportation tariffs vary depending upon where the product originates, where ultimate delivery occurs and any applicable discounts. All interstate transportation rates and discounts are in published tariffs filed with the Federal Energy Regulatory Commission (“FERC”). Included as a part of these tariffs are charges for terminalling and storage of products at 38 of MMP’s pipeline system’s 47 terminals. Revenues from terminalling and storage at MMP’s other nine terminals are at privately negotiated rates.

In 2007, MMP’s petroleum products pipeline system generated the remaining 23% of its revenues, excluding product sales revenues, from leasing pipeline and storage tank capacity to shippers and from providing product and other services such as ethanol unloading and loading, additive injection, custom blending, laboratory testing and data services to shippers, which are performed under a mix of “as needed,” monthly and long-term agreements. MMP also receives fees for operating the Longhorn Partners Pipeline and the Osage Pipeline systems.

Product sales revenues for the petroleum products pipeline primarily result from: (i) a third-party supply agreement assumed as part of the pipeline system MMP acquired in October 2004 and (ii) the sale of products that are produced from its petroleum products blending operation and from fractionating transmix. MMP takes title to the products related to these activities, which benefited from high petroleum prices in the last two years.

Although the revenues generated from these activities were $627.6 million, $649.2 million and $692.4 million in 2005, 2006 and 2007, respectively, the difference between product sales and product purchases, which MMP believes better represents the importance of these activities, was $47.5 million, $50.6 million and $66.2 million in 2005, 2006 and 2007, respectively, as product purchases were $580.1 million, $598.6 million and $626.2 million in 2005, 2006 and 2007, respectively. See Recent Developments in Management’s Discussion and Analysis of Financial Condition and Results of Operations for new developments related to this supply agreement.

Facilities. MMP’s petroleum products pipeline system consists of an 8,500-mile pipeline with 47 terminals and includes more than 29.0 million barrels of aggregate usable storage capacity. The terminals deliver petroleum products primarily into tank trucks.

Petroleum Products Supply. Petroleum products originate from both refining and pipeline interconnection points along MMP’s pipeline system. In 2007, 50% of the petroleum products transported on MMP’s petroleum products pipeline system originated from 11 direct refinery connections and 50% originated from multiple interconnections with other pipelines.

As set forth in the table below, MMP’s system is directly connected to, and receives product from, 11 operating refineries.

Major Origins—Refineries (Listed Alphabetically)

Company	Refinery Location
Coffeyville Resources	Coffeyville, KS
ConocoPhillips	Ponca City, OK
Flint Hills Resources (Koch)	Pine Bend, MN
Frontier Oil	El Dorado, KS
Gary-Williams Energy	Wynnewood, OK
Marathon Ashland Petroleum	St. Paul, MN
Murphy Oil USA	Superior, WI
National Cooperative Refining Association	McPherson, KS
Sinclair Oil	Tulsa, OK
Sunoco	Tulsa, OK
Valero Energy	Ardmore, OK

The most significant of MMP’s pipeline connections is to the Explorer Pipeline in Glenpool, Oklahoma, which transports product from the large refining complexes located on the Texas and Louisiana Gulf Coast. MMP’s pipeline system is also connected to all Chicago, Illinois area refineries through the West Shore Pipe Line.

As set forth in the table below, MMP’s system is connected to multiple pipelines.

Major Origins—Pipeline Connections (Listed Alphabetically)

Pipeline	Connection Location	Source of Product
BP	Manhattan, IL	Whiting, IN refinery
Cenex	Fargo, ND	Laurel, MT refinery
ConocoPhillips	Kansas City, KS	Various Gulf Coast refineries (via Seaway/Standish Pipeline); Borger, TX refinery
Explorer	Glenpool, OK; Mt. Vernon, MO	Various Gulf Coast refineries
Mid-America (Enterprise)	El Dorado, KS	Conway, KS storage
NuStar Energy	El Dorado, KS; Minneapolis, MN; Wynnewood, OK	Various OK & KS refineries; Mandan, ND refinery
ONEOK Partners	Plattsburg, MO; Des Moines, IA; Wayne, IL	Bushton, KS storage and Chicago, IL area refineries
Sinco	East Houston, TX	Deer Park, TX refinery
West Shore	Chicago, IL	Various Chicago, IL area refineries

Customers and Contracts. MMP ships petroleum products for several different types of customers, including independent and integrated oil companies, wholesalers, retailers, railroads, airlines and regional farm cooperatives. End markets for these deliveries are primarily retail gasoline stations, truck stops, farm cooperatives, railroad fueling depots and military and commercial jet fuel users. Propane shippers include wholesalers and retailers who, in turn, sell to commercial, industrial, agricultural and residential heating customers, as well as utilities who use propane as a fuel source. Published tariffs serve as contracts and shippers nominate the volume to be shipped up to a month in advance. In addition, MMP enters into supplemental agreements with shippers that commonly result in volume and/or term commitments by shippers in exchange for reduced tariff rates or capital expansion commitments on MMP’s part. These agreements have remaining terms ranging from one to ten years. Approximately 60% of the shipments in 2007 were subject to these supplemental agreements. While many of these agreements do not represent guaranteed volumes, they do reflect a significant level of shipper commitment to MMP’s petroleum products pipeline system.

For the year ended December 31, 2007, MMP’s petroleum products pipeline system had approximately 60 transportation customers. The top 10 shippers included several independent refining companies, integrated oil companies and one farm cooperative, and revenues attributable to these top 10 shippers for the year ended December 31, 2007 represented 37% of total revenues for MMP’s petroleum products pipeline system and 50% of revenues excluding product sales.

Product sales are primarily to trading and marketing companies. The most significant of these sales relate to a third-party supply agreement, which expires in 2018. Under this agreement, MMP is obligated to supply approximately 400,000 barrels of petroleum products per month to one of its customers. See Recent Developments in Management’s Discussion and Analysis of Financial Condition and Results of Operations for new developments related to this supply agreement.

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

Government mandates increasingly require the use of renewable fuels, particularly ethanol. Ethanol producers are responding to these mandates by significantly increasing their capacity for production of ethanol. Due to concerns regarding corrosion and product contamination, pipelines have generally not shipped ethanol and most ethanol is shipped by railroad or truck. The increased use of ethanol has and will continue to compete with shipments on MMP’s pipeline system. However, terminals on MMP’s pipeline system provide the necessary infrastructure to blend ethanol with refined products. MMP earns revenues for these services that to date have been more than sufficient to offset reduced pipeline shipments, if any, of refined products.

PETROLEUM PRODUCTS TERMINALS

Within its petroleum products terminals network, MMP operates two types of terminals: marine terminals and inland terminals. MMP’s marine terminals are large storage and distribution facilities that handle refined petroleum products, blendstocks, ethanol, heavy oils, feedstocks, crude oil and condensate. These facilities have marine access and in some cases are in close proximity to large refining complexes. MMP’s inland terminals are primarily located in the southeastern United States along third-party pipelines such as those operated by Colonial, Explorer, Plantation and TEPPCO. MMP’s facilities receive products from pipelines and distribute them to third parties at the terminals, which in turn deliver them to end users such as retail outlets. Because these terminals are unregulated, the marketplace determines the prices MMP can charge for its services. In general, MMP does not take title to the products that are stored in or distributed from its terminals. MMP’s petroleum products terminals segment accounted for 10%, 12% and 11% of consolidated total revenues in 2005, 2006 and 2007, respectively. See Note 18—Segment Disclosures in the accompanying consolidated financial statements for financial information about MMP’s petroleum products terminals segment.

Marine Terminals

MMP owns and operates seven marine terminals, including five marine terminals located along the U.S. Gulf Coast. MMP’s marine terminals are large storage and distribution facilities, with an aggregate storage capacity of approximately 23.0 million barrels, which provide distribution, storage, blending, inventory management and additive injection services for refiners and other large end-users of petroleum products.

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

Customers and Contracts. MMP has long-standing relationships with oil refiners, suppliers and traders at its facilities. During 2007, approximately 96% of MMP’s marine terminal capacity was utilized. As of December 31, 2007, approximately 95% of its usable storage capacity was under long-term contracts with remaining terms in excess of one year or that renew on an annual basis. During 2007, MMP was a party to storage agreements pursuant to which it received a discounted storage rate fee and a variable-rate terminalling fee. The variable-rate terminalling fee is based on a percentage of the net profits from trading activities conducted by certain of MMP’s customers. If its customer’s trading profits fall below a specified amount or are negative, MMP’s variable-rate terminalling fee will be zero. However, if its customer’s trading activities result in profit, MMP’s variable-rate terminalling fee will be its share of those trading profits above a specified amount.

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

Inland Terminals

MMP owns and operates a network of 27 refined petroleum products terminals located primarily in the southeastern United States and wholly owns 25 of the 27 terminals in its portfolio. MMP’s terminals have a combined capacity of approximately 5.0 million barrels, and its customers utilize these facilities to take delivery of refined petroleum products transported on major common carrier interstate pipelines. The majority of MMP’s inland terminals connect to the Colonial, Explorer, Plantation or TEPPCO pipelines, and some facilities have multiple pipeline connections. MMP’s inland terminals typically consist of multiple storage tanks that are connected to these third-party pipeline systems. MMP loads and unloads products through an automated system that allows products to move directly from the common carrier pipeline to its storage tanks and directly from its storage tanks to a truck or rail car loading rack. During 2007, gasoline represented approximately 60% of the product volume distributed through MMP’s inland terminals, with the remaining 40% consisting of distillates.

MMP is an independent provider of storage and distribution services. MMP operates its inland terminals as distribution terminals primarily serving the retail, industrial and commercial sales markets. MMP provides inventory and supply management, distribution and other services such as injection of gasoline additives at its inland terminals.

MMP generates revenues by charging its customers a fee based on the amount of product delivered through its inland terminals. MMP charges these fees when it delivers the product to its customers and loads it into a truck or rail car. In addition to throughput fees, MMP generates revenues by charging its customers a fee for injecting additives into gasoline, diesel and aviation fuel, and for filtering jet fuel.

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

AMMONIA PIPELINE SYSTEM

MMP owns an 1,100-mile common carrier ammonia pipeline system. MMP’s pipeline system transports ammonia from production facilities in Texas and Oklahoma to terminals in the Midwest. The ammonia that MMP transports is primarily used as a nitrogen fertilizer, an important element for maintenance of high crop yields. The ammonia pipeline system segment accounted for 1% of consolidated revenues each year in 2005, 2006 and 2007. See Note 18—Segment Disclosures in the accompanying consolidated financial statements for financial information about the ammonia pipeline system segment.

Operations. MMP generates more than 90% of its ammonia pipeline system revenues through transportation tariffs. These tariffs are “postage stamp” tariffs, which means that each shipper pays a defined rate per ton of ammonia shipped regardless of the distance that ton of ammonia travels on MMP’s pipeline. In addition to transportation tariffs, MMP also earns revenue by charging its customers for services at the six terminals it owns. MMP does not produce or trade ammonia, and does not take title to the ammonia it transports. A third-party pipeline company has provided the operating services and a portion of the general and administrative (“G&A”) services for MMP’s ammonia pipeline system under an operating agreement it has with MMP since 2003, but MMP plans to assume operating responsibility of this pipeline system on July 1, 2008.

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

Customers and Contracts. MMP ships ammonia for three customers. Each of these customers has an ammonia production facility as well as related storage and distribution facilities connected to MMP’s ammonia pipeline. MMP has transportation agreements with its three customers which extend through June 2008 and is currently negotiating new multi-year agreements. Each transportation contract contains a ship-or-pay mechanism whereby each of MMP’s customers has committed a tonnage that it expects to ship. Aggregate annual commitments from MMP’s customers for the period July 1, 2007 through June 30, 2008 are 525,000 tons. If a customer fails to ship its annual commitment, that customer must pay for the pipeline capacity it did not use.

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

MMP competes primarily with ammonia shipped by rail carriers. Because the transportation and storage of ammonia requires specialized handling, management believes that pipeline transportation is the safest and most cost-effective method for transporting bulk quantities of ammonia. MMP also competes to a limited extent in the areas served by the far northern segment of its ammonia pipeline system with an ammonia pipeline owned by NuStar Energy, which originates on the Gulf Coast and transports domestically produced and imported ammonia.

GENERAL BUSINESS INFORMATION

Major Customers

The percentage of revenue derived by customers that accounted for 10% or more of our consolidated total revenues is provided in the table below. Customers A, B and C were customers of MMP’s petroleum products pipeline system. Customer C purchased petroleum products from MMP pursuant to a third-party supply agreement during 2005 and 2006. In 2006, this third-party supply agreement was assigned to Customer A. See Recent Developments in Management’s Discussion and Analysis of Financial Condition and Results of Operations for new developments related to this supply agreement. No other customer accounted for more than 10% of our consolidated total revenue for 2005, 2006 or 2007. In general, accounts receivable from these customers are due within 10 days. In addition, we use letters of credit and cash deposits from these customers to mitigate our credit exposure.

	2005	2006	2007
Customer A	0%	18%	33%
Customer B	9%	11%	13%
Customer C	42%	29%	0%

Total	51%	58%	46%

Tariff Regulation

Interstate Regulation. MMP’s petroleum products pipeline system’s interstate common carrier pipeline operations are subject to rate regulation by the FERC under the Interstate Commerce Act, the Energy Policy Act of 1992 and rules and orders promulgated pursuant thereto. FERC regulation requires that interstate oil pipeline rates be filed with the FERC and posted publicly and that these rates be “just and reasonable” and nondiscriminatory. Rates of interstate oil pipeline companies, like some of those charged for MMP’s petroleum products pipeline system, are currently regulated by the FERC primarily through an index methodology, which for the current five-year period, which extends through 2010, is set at the producer price index for finished goods (“PPI-FG”) plus 1.3%.

Under the indexing regulations, a pipeline can request a rate increase that exceeds index levels for indexed rates using a cost-of-service approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rate resulting from application of the FERC index. Approximately 40% of MMP’s petroleum products pipeline system is subject to this indexing methodology. In addition to rate indexing and cost-of-service filings, interstate oil pipeline companies may elect to support rate filings by obtaining authority to charge market-based rates or through an agreement between all shippers and the pipeline company that a rate is acceptable. Approximately 60% of MMP’s petroleum products pipeline system’s markets are deemed competitive by the FERC, and it is allowed to charge market-based rates in these markets.

In May 2005, the FERC adopted a policy statement (“Policy Statement”), stating that it would permit entities owning public utility assets, including oil pipelines, to include an income tax allowance in such utilities’ cost of service rates to reflect actual or potential tax liability attributable to their public utility income, regardless of the form of ownership. Pursuant to the Policy Statement, a tax pass-through entity seeking such an income tax allowance would have to establish that its partners or members have an actual or potential income tax obligation on the entity’s public utility income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although the new policy is generally favorable for pipelines that were organized as pass-through entities, it still entails rate risk due to the case-by-case review requirement. In December 2005, the FERC issued its first case-specific oil pipeline review of the income tax allowance issues, reaffirming the Policy Statement. In May 2007, the D.C. Circuit issued an opinion upholding the analysis of the Policy Statement. The FERC issued two orders in 2007 affirming that tax allowances are appropriate cost elements to be recovered by master limited partnerships (“MLP’s”).

The Surface Transportation Board (“STB”), a part of the United States Department of Transportation, has jurisdiction over interstate pipeline transportation and rate regulations of ammonia. Transportation rates must be reasonable and a pipeline carrier may not unreasonably discriminate among its shippers. If the STB finds that a carrier’s rates violate these statutory commands, it may prescribe a reasonable rate. In determining a reasonable rate, the STB will consider, among other factors, the effect of the rate on the volumes transported by that carrier, the carrier’s revenue needs and the availability of other economic transportation alternatives. The STB does not need to provide rate relief unless shippers lack effective competitive alternatives. If the STB determines that effective competitive alternatives are not available and a pipeline entity holds market power, then the pipeline entity may be required to show that its rates are reasonable.

Intrastate Regulation. Some shipments on MMP’s petroleum products pipeline system move within a single state and thus are considered intrastate commerce. MMP’s petroleum products pipeline system is subject to certain regulation with respect to such intrastate transportation by state regulatory authorities in the states of Colorado, Illinois, Kansas, Minnesota, Oklahoma and Texas. However, in most instances, the state commissions have not initiated investigations of the rates or practices of petroleum products pipelines.

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

MMP’s pipeline systems are subject to regulation by the United States Department of Transportation under the Hazardous Liquid Pipeline Safety Act (“HLPSA”) of 1979, as amended, and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of MMP’s pipeline facilities. HLPSA covers petroleum, petroleum products and anhydrous ammonia and requires any entity that owns or operates pipeline facilities to comply with such regulations, to permit access to and copying of records and to make certain reports and provide information as required by the Department of Transportation. MMP’s assets are also subject to various federal security regulations, and MMP believes it is compliant with all applicable regulations.

The Department of Transportation requires operators of hazardous liquid interstate pipelines to develop and follow an integrity management program that provides for assessment of the integrity of all pipeline segments that could affect designated “high consequence areas,” including high population areas, drinking water, commercially navigable waterways and ecologically sensitive resource areas. Segments of MMP’s pipeline systems have the potential to impact high consequence areas.

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

Estimates provided below for remediation costs assume that MMP will be able to use traditionally acceptable remedial and monitoring methods, as well as associated engineering or institutional controls to comply with applicable regulatory requirements. These estimates include the cost of performing environmental assessments, remediation and monitoring of the impacted environment such as soils, groundwater and surface water conditions. Remediation costs are estimates only, and as such the total remediation costs may exceed estimated amounts. Except as may be disclosed below, MMP is not aware of any potential claims by third parties that could be materially adverse to its results of operations, financial position or cash flow.

MMP may experience future releases of regulated materials into the environment or discover historical releases that were previously unidentified or not assessed. While an asset integrity and maintenance program designed to prevent and promptly detect and address releases is an integral part of MMP’s operations, damages and liabilities arising out of any future environmental release from MMP’s assets have the potential to have a material adverse effect on MMP’s results of operations, financial position and cash flow.

Environmental Liabilities. Liabilities recognized for estimated environmental costs were $57.2 million and $57.6 million at December 31, 2006 and 2007, respectively. Environmental liabilities have been classified as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental liabilities will be paid over the next ten years.

Petroleum Products EPA Issue. In July 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act (the “Act”), served an information request to MMP’s former affiliate with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on the petroleum products pipeline system that MMP subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumed that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention Control and Countermeasure (“SPCC”) requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. MMP responded to the March 2004 information request in a timely manner and has entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. MMP has accrued an amount for this matter based on its best estimates that is less than $22.0 million. Most of the amount MMP has accrued was included as part of the environmental indemnification settlement MMP reached with its former affiliate (see Indemnification Settlement description below). The DOJ and EPA have added to their original demand a release that occurred in the second quarter of 2005 from MMP’s petroleum products pipeline near its Kansas City, Kansas terminal and a release that occurred in the first quarter of 2006 from MMP’s petroleum products pipeline near Independence, Kansas. MMP’s accrual includes these additional releases. MMP is in ongoing negotiations with the EPA; however, it is unable to determine what its ultimate liability could be for these matters. Adjustments to MMP’s recorded liability, which could occur in the near term, could be material to MMP’s results of operations and cash flows.

Ammonia EPA Issue. In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by MMP and operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of MMP’s ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million for which the third-party operator has requested indemnification. In March 2007, MMP also received a demand from the third-party operator for defense and indemnification in regards to a

DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator has subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. MMP believes that it does not have an obligation to indemnify or defend the third-party operator for the DOJ criminal fine settlement. The DOJ stated in its notice to MMP that it does not expect MMP or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for these matters based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and the third-party operator regarding these two releases but is unable to determine what its ultimate liability could be for these matters. Adjustments to MMP’s recorded liability, which could occur in the near term, could be material to MMP’s results of operations and cash flows.

Indemnification Settlement. Prior to May 2004, a former affiliate of MMP provided indemnifications to MMP for assets MMP had acquired from it. In May 2004, MMP entered into an agreement with its former affiliate under which its former affiliate agreed to pay MMP $117.5 million to release it from those indemnification obligations. MMP has received the entire $117.5 million due under this agreement. As of December 31, 2007, known liabilities that would have been covered by these indemnifications were $42.9 million. Through December 31, 2007, MMP has spent $45.5 million of the indemnification settlement proceeds for indemnified matters, including $20.1 million of capital costs. MMP has not reserved the cash received from this indemnity settlement and has used it for various other cash needs, including expansion capital spending.

Environmental Receivables. MMP had receivables from insurance carriers and other entities related to environmental matters of $5.9 million and $6.9 million at December 31, 2006 and December 31, 2007, respectively.

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

Hazardous Substances and Wastes. In most instances, the environmental laws and regulations affecting MMP’s operations relate to the release of hazardous substances or solid wastes into water or soils, and include measures to control pollution of the environment. For instance, the Comprehensive Environmental Response, Compensation and Liability Act, also known as the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered responsible for the release of a hazardous substance into the environment.

MMP’s operations also generate wastes, including hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. MMP is not currently required to comply with a substantial portion of the RCRA requirements because its operations routinely generate only small quantities of hazardous wastes, and MMP is not a hazardous waste treatment, storage or disposal facility operator that is required to obtain a RCRA hazardous waste permit. While RCRA currently exempts a number of wastes, including many oil and gas exploration and production wastes, from being subject to hazardous waste requirements, the EPA can consider the adoption of stricter disposal standards for non-hazardous wastes. Moreover, it is possible that additional wastes, which could include non-hazardous wastes currently generated during operations, may be designated as hazardous wastes. Hazardous wastes are subject to more rigorous and costly storage and disposal requirements than non-hazardous wastes. Changes in the regulations could materially increase MMP’s expenses.

MMP owns or leases properties where hydrocarbons are being or have been handled for many years. Although MMP has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on, under or from the properties owned or leased by MMP or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties were previously operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under MMP’s control. These properties and wastes disposed thereon may be subject to the Superfund law, RCRA and analogous state laws. Under these laws, MMP could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators, to remediate contaminated property, including groundwater contaminated by prior owners or operators, or to make capital improvements to prevent future contamination. MMP has recognized liabilities for all environmental remediation obligations known to it.

In addition, due to the age of its facilities, MMP could have instances where hazardous substances, such as asbestos, lead, and/or polychlorinated biphenyls (“PCBs”), were utilized in conducting operations and maintenance activities under previous ownership. The former use of these hazardous substances could result in environmental impacts that would require handling or remediation in accordance with state and federal regulations. MMP has identified PCB impacts at two of its petroleum products terminals that it is in the process of assessing. It is possible that in the near term, after MMP’s assessment process is complete, the PCB contamination levels could require corrective actions. Management is unable at this time to determine what these corrective actions and associated costs might be. The costs of these corrective actions could be material to our and MMP’s results of operations and cash flows.

Above Ground Storage Tanks. Many of MMP’s above ground storage tanks containing liquid substances are required under federal SPCC regulations to have secondary containment systems or alternative precautions to mitigate potential environmental impacts from any leaks or spills from the tanks. MMP is continuing to evaluate the SPCC regulations for potential deficiencies at its petroleum products terminals and is in the process of implementing corrective actions associated with identified potential deficiencies. MMP has estimated that the remaining corrective actions will cost approximately $3.5 million, with spending to occur through 2009.

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

Water Discharges. MMP’s operations can result in the discharge of pollutants, including oil. The Oil Pollution Act was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 (“Water Pollution Control Act”) and other statutes as they pertain to prevention and response to oil spills. The Oil Pollution Act subjects owners of facilities to strict, joint and potentially significant liability for removal costs and certain other consequences of an oil spill such as natural resource damages, where the product spills into navigable waters, along shorelines or in the exclusive economic zone of the United States. In the event of an oil spill from one of MMP’s facilities into navigable waters, substantial liabilities could be imposed. States in which MMP operates have also enacted similar laws. The Water Pollution Control Act imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters. This law and comparable state laws require that permits be obtained to discharge pollutants into state and federal waters and impose substantial potential liability for the costs of noncompliance and damages. Where required, MMP holds discharge permits that were issued under the Water Pollution Control Act or a state-delegated program. While MMP has occasionally exceeded permit discharges at some of its terminals, MMP does not expect its non-compliance with existing permits will have a material adverse effect on its results of operations, financial position or cash flows.

Air Emissions. MMP’s operations are subject to the federal Clean Air Act (“CAA”), as amended, and comparable state and local laws. The CAA requires sources of emissions to obtain construction permits or approvals for new construction and operating permits for existing operations. MMP believes that it currently holds or has applied for all necessary air permits.

Floating Roof Emissions. Operational needs require MMP to empty its tanks at various times. When MMP’s tanks with internal floating roofs are emptied, the tanks emit petroleum vapors. Historically, these emissions were not reported or addressed in facility air permits because the EPA had no approved method to quantify the emissions event. However, the EPA adopted the American Petroleum Institute’s methodology for calculating these particular emissions as their approved standard in 2006. It is currently unclear what impact, if any, this adoption by the EPA will have on MMP’s current operational practices, emission control and reporting requirements, emission fees and existing air permits. These impacts could be material to MMP’s and our results of operations or cash flows.

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

MMP believes that it has satisfactory title to all of its assets or is entitled to indemnification from former affiliates for (1) title defects to its ammonia pipeline that arise before February 2016 and (2) title defects related to the portion of its petroleum products pipeline system acquired in April 2002 that arise before April 2012. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens, and easements, restrictions and other encumbrances to which the underlying properties were subject at the time of acquisition by MMP or its predecessor, MMP believes that none of these burdens should materially detract from the value of MMP’s properties or from its interest in them or should materially interfere with their use in the operation of MMP’s business.

Employees

MGG GP employs various personnel who are assigned to conduct MMP’s operational and administrative functions, as well as our administrative functions. At December 31, 2007, MGG GP employed 1,127 employees, of whom 596 were assigned to conduct the operations of MMP’s petroleum products pipeline system, 242 were assigned to conduct the operations of MMP’s petroleum products terminals and 289 were assigned to provide G&A services.

(d) Financial Information About Geographical Areas

MMP has no revenue or expense attributable to international activities.

(e) Available Information

We file annual, quarterly and current reports and other information electronically with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings.

Our Internet address is www.mgglp.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

You can also obtain information about us at the NYSE’s internet site (www.nyse.com). The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standard as of the date of the certification, qualifying the certification to the extent necessary. The chief executive officer of our general partner submitted an unqualified annual written certification to the NYSE in 2007.

ITEM 1A.	Risk Factors

The nature of our business activities subjects us to certain hazards and risks. The following is a summary of some of the material risks relating to our business activities. In addition to the factors discussed elsewhere in this Annual Report, you should consider carefully the risks and uncertainties described below, which could materially adversely affect our business, financial condition and results of operations. However, these risks are not the only risks that we face. Our business could also be impacted by additional risks and uncertainties not currently known or that we currently deem to be immaterial. If any of these risks actually occur, they could materially harm our business, financial condition or results of operations and impair our ability to implement business plans or complete development projects as scheduled. In that case, the market price of our limited partner units could decline.

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

If MMP issues additional units and is unable to maintain its distribution level, the cash that we have to distribute to our unitholders could decrease. In addition, if MMP incurs additional indebtedness to finance its growth, the increased interest expense associated with such indebtedness may reduce the amount of available cash that we can distribute.

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

Any sustained decrease in demand for petroleum products in the markets served by MMP’s assets could result in a significant reduction in the volume of products that MMP transports in its pipelines, stores at its marine terminals and distributes through its inland terminals, and thereby reduce its cash flow and its ability to pay cash distributions. Factors that could lead to a decrease in market demand include:

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

•

the increase in the use of alternative fuel sources, such as biofuels such as ethanol and biodiesel, fuel cells and solar, electric and battery-powered engines. Current laws will require a significant increase in the quantity of biofuels used in transportation fuels over the next 15 years. Such increase could have a material impact on the volume of fuels transported on our pipeline or loaded at our terminals.

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

A third-party supply agreement MMP assumed in connection with the acquisition of certain pipeline and terminal assets during October 2004 requires that MMP purchase and maintain certain inventories of petroleum products. In addition, MMP maintains product inventory related to its petroleum products blending and fractionation operations, as well as in connection with the operation of its pipeline and terminals. Significant fluctuations in market prices of petroleum products could result in losses or lower profits from these operations, thereby reducing the amount of cash MMP generates and its ability to pay cash distributions.

MMP sometimes negotiates agreements with a customer pursuant to which it charges storage rental and throughput fees based on discounted rates plus a variable fee, which was based on a percentage of the net profits from certain trading activities conducted by its customer. MMP recognizes revenues for the variable fees from these agreements at the end of the contract terms. During 2006 and 2007, MMP recognized revenues from variable-rate fee agreements of $9.4 million and $2.8 million, respectively. MMP has negotiated similar agreements pursuant to which it will receive a share of any net trading profits above a specified amount during 2008, but it will not share in any net trading losses. The trading activities upon which MMP’s variable-rate fees are based involve substantial risks. As a result, MMP’s share of the variable-rate revenues from such agreements in 2008 could be zero.

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

The FERC’s ratemaking methodologies may limit MMP’s ability to set rates based on its true costs or may delay the use of rates that reflect increased costs. The FERC’s primary ratemaking methodology is price indexing. MMP uses this methodology to establish its rates in approximately 40% of its interstate markets. The indexing method allows a pipeline to increase its rates to the new ceiling level by a percentage equal to the change in the PPI-FG plus 1.3%. If the PPI-FG falls, MMP could be required to reduce its rates that are based on the FERC’s price indexing methodology if they exceed the new maximum allowable rate. The FERC’s indexing methodology is subject to a five-year review, and in March 2006, the FERC approved the methodology of PPI-FG plus 1.3% for the annual adjustment related to the next five-year period, commencing July 1, 2006. Changes in PPI-FG plus 1.3% might not fully reflect actual increases in the costs associated with the pipelines subject to indexing, which would impair MMP’s ability to recover costs associated with its indexed-based rates.

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

MMP establishes rates in approximately 60% of its interstate markets using the FERC’s market-based ratemaking regulations. These regulations allow MMP to establish rates based on conditions in individual markets without regard to the index or its cost of service. If MMP were to lose its market-based rate authority, it would then be required to establish rates on some other basis such as its cost of service. Any reduction in the indexed rates, removal of its ability to establish market-based rates, change in the treatment of income tax allowances or payment of reparations could have a material adverse effect on MMP’s results of operations and reduce the amount of cash it generates.

The outcome of certain FERC proceedings involving FERC policy statements is uncertain and could affect the amount of cash MMP generates.

In May 2005, the FERC adopted a policy statement (“Policy Statement”), stating that it would permit entities owning public utility assets, including oil pipelines, to include an income tax allowance in such utilities’ cost-of-service rates to reflect actual or potential tax liability attributable to their public utility income, regardless of the form of ownership. Pursuant to the Policy Statement, a tax pass-through entity seeking such an income tax allowance would have to establish that its partners or members have an actual or potential income tax obligation on the entity’s public utility income.

In December 2006, FERC issued another order addressing income tax allowance in rates, in which it reaffirmed prior statements regarding its income tax allowance policy, but raised a new issue regarding the implications of the Policy Statement for publicly traded partnerships. FERC noted that the tax deferral features of a publicly traded partnership may cause some investors to receive, for some indeterminate duration, cash distributions in excess of their taxable income, creating an opportunity for those investors to earn additional return, funded by ratepayers. Responding to this concern, FERC adjusted the equity rate of return of the pipeline at issue downward based on the percentage by which the publicly traded partnership’s cash flow exceeded taxable income. Requests for rehearing of the order are currently pending before the FERC.

Whether a pipeline’s owners have actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although the FERC’s current income tax allowance policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risks due to the case-by-case review requirement. The tax allowance policy was upheld by the D.C. Circuit in May 2007. FERC continues to refine its tax allowance policy in case-by-case reviews, and how the Policy Statement is applied in practice to pipelines owned by publicly traded partnerships could affect the rates of FERC regulated pipelines owned by such partnerships.

Pending before FERC is a proceeding on the appropriate composition of proxy groups for purposes of determining natural gas and oil pipeline equity returns to be included in cost-of-service based rates. In a policy statement issued in July 2007, FERC proposed to permit inclusion of publicly traded partnerships in the proxy group analysis relating to return on equity determinations in rate proceedings, provided that the analysis is limited to actual publicly traded partnership distributions capped at the level of the pipeline’s earnings and that evidence is provided in the form of a multiyear analysis of past earnings demonstrating a publicly traded partnership’s ability to provide stable earnings over time. In November 2007, the FERC requested additional comments regarding the method to be used for creating growth forecasts for publicly traded pipeline partnerships, and FERC held a technical conference on this issue in January 2008.

The ultimate outcomes of the FERC’s income tax allowance and proxy group proceedings are not certain and may result in new policies that would limit the amount of income tax allowance permitted to be recovered in regulated rates or that would disallow the full use of distributions to unitholders by publicly traded pipeline partnerships in any proxy group comparisons used to determine return on equity in future proceedings. Any such policy developments may adversely affect MMP’s ability to achieve a reasonable return or impose limits on MMP’s ability to include a full income tax allowance in cost of service.

Competition could lead to lower levels of profits and reduce the amount of cash MMP generates.

MMP faces competition from other pipelines and terminals in the same markets as its assets, as well as from other means of transporting, storing and distributing petroleum products, including from other pipeline systems, terminal operators and integrated refining and marketing companies that own their own terminal facilities. MMP’s customers demand delivery of products on tight time schedules and in a number of geographic markets. If MMP’s quality of service declines or MMP cannot meet the demands of its customers, customers may utilize the services of its competitors.

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

Further, the transportation of hazardous materials in MMP’s pipelines may result in environmental damage, including accidental releases that may cause death or injuries to humans, third-party damage, natural resource damages, and/or result in federal and/or state civil and/or criminal penalties that could be material to our and MMP’s results of operations and cash flows.

MMP’s operations may incur substantial liabilities to comply with climate control legislation and regulatory initiatives.

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, at least 17 states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Also, as a result of the U.S. Supreme Court’s decision in April 2007 in Massachusetts, et al. v. EPA, the EPA may be required to regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court’s holding in Massachusetts that greenhouse gases fall under the federal Clean Air Act’s definition of “air pollutant” may also result in future regulation of greenhouse gas emissions from stationary sources under certain Clean Air Act programs. New legislation or regulatory programs that restrict emissions of greenhouse gases in areas where MMP conducts business could adversely affect its operations and demand for its services.

Many of MMP’s storage tanks and significant portions of MMP’s pipeline systems have been in service for several decades.

MMP’s pipeline and storage assets are generally long-lived assets. As a result, some of those assets have been in service for many decades. The age and condition of these assets could result in increased maintenance or remediation expenditures. Any significant increase in these expenditures could adversely affect MMP’s financial position, results of operations or cash flows, as well as its ability to pay cash distributions.

MMP depends on refineries and petroleum products pipelines owned and operated by others to supply its petroleum products pipeline and terminals.

MMP depends on connections with refineries and petroleum products pipelines owned and operated by third parties as a significant source of supply for its facilities. Outages at these refineries or reduced or interrupted throughput on these pipelines because of weather-related or other natural causes, testing, line repair, damage, reduced operating pressures or other causes could result in MMP being unable to deliver products to its customers from its terminals, receive products for storage or reduce shipments on its pipelines and could adversely affect its cash flows and ability to pay cash distributions.

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

MMP’s expansion projects may not immediately produce operating cash flows and may exceed cost estimates.

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

Petroleum products that MMP stores and transports are sold by its customers for consumption into the public market. Various federal, state and local agencies have the authority to prescribe specific product quality specifications to commodities sold into the public market. Changes in product quality specifications or blending requirements could reduce MMP’s throughput volume, require it to incur additional handling costs or require capital expenditures. For instance, different product specifications for different markets impact the fungibility of the products in its system and could require the construction of additional storage. If MMP is unable to recover these costs through increased revenues, its cash flows and ability to pay cash distributions could be adversely affected. In addition, changes in the product quality of the products MMP receives on its petroleum products pipeline system could reduce or eliminate MMP’s ability to blend products.

MMP’s operations depend on employees who are assigned to conduct them, including employees covered by collective bargaining agreements which must be periodically renegotiated.

The employees assigned to conduct MMP’s operations are employees of our general partner. Of the employees assigned to MMP’s petroleum products pipeline system as of December 31, 2007, approximately 200, or 35%, were represented by the United Steel Workers Union and covered by a collective bargaining agreement that extends through January 31, 2009. MMP expects negotiations to begin on a new agreement in the second half of 2008. If MMP is unable to reach a new agreement with the union, or if the new terms agreed to are not favorable, MMP’s results of operations, cash flow and ability to pay cash distributions could be adversely affected.

Terrorist attacks that are aimed at MMP’s facilities or that impact its customers or the markets it serves could adversely affect its business.

Since the September 11, 2001 terrorist attacks, the United States government has issued warnings that energy assets, in general, and the nation’s pipeline and terminal infrastructure, in particular, may be future targets of terrorist organizations. The threat of terrorist attacks has subjected MMP’s operations to increased risks. Any future terrorist attack on MMP’s facilities, those of its customers and, in some cases, those of other pipelines, could have a material adverse effect on its business. Similarly, any future terrorist attacks that severely disrupt the markets MMP serves could adversely affect its financial position, results of operations or cash flow, as well as its ability to pay cash distributions.

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

As of December 31, 2007, MMP had $163.5 million of floating rate borrowings outstanding on its revolving credit facility. In addition, MMP has effectively converted $100.0 million of its fixed-rate debt to floating-rate debt using an interest rate swap agreement. As a result, MMP has exposure to changes in short-term interest rates. Rising short-term rates could reduce the amount of cash MMP generates and adversely affect its ability to pay cash distributions.

Restrictions contained in MMP’s debt instruments may limit MMP’s financial flexibility.

MMP is subject to restrictions with respect to its debt that may limit its flexibility in structuring or refinancing existing or future debt and prevent it from engaging in certain beneficial transactions. These restrictions include, among other provisions, the maintenance of certain financial ratios, as well as limitations on MMP’s ability to incur additional indebtedness, to grant liens, to sell assets or to repay existing debt without penalties. These restrictions could result in higher costs of borrowing and impair MMP’s ability to generate additional cash. In addition, a change in control of our general partner or MMP’s general partner could, under certain circumstances, result in MMP’s debt becoming due and payable.

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

Prior to making any distribution on our limited partner units, we reimburse our general partner for expenses it incurs on our behalf. This reimbursement could adversely affect our ability to pay cash distributions. Our general partner will determine the amount of its expenses that we must reimburse. In addition, our general partner and its affiliates may perform other services for us for which we will be charged fees as determined by our general partner.

The control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets to a third party, or in a public offering, without the consent of our unitholders. If our general partner transfers its general partner interest to a third party, our subsequent general partner may not manage our operations and activities in the same manner as MGG GP. Furthermore, there is no restriction in our partnership agreement on the ability of the owner of our general partner, MGG MH, or any subsequent owner of our general partner, to transfer its ownership interest in our general partner to a third party. If MGG MH sells its ownership interest in our general partner to a third party, the subsequent owner of our general partner may elect new directors and officers, which may not manage our operations and activities in the same manner as our existing directors and officers. It is likely that three of our seven directors, who are affiliated with the current owners of our general partner, will resign if the current owners sell their remaining interest in our general partner.

If MMP’s general partner is not fully reimbursed or indemnified for obligations and liabilities it incurs in managing the business and affairs of MMP, it may not be able to satisfy its obligations and its cash flows will be reduced.

The general partner of MMP and its affiliates may make expenditures on behalf of MMP for which they will seek reimbursement from MMP. In addition, under Delaware partnership law, MMP GP, in its capacity as the general partner of MMP, has unlimited liability for the obligations of MMP, such as its debts and environmental liabilities, except for those contractual obligations of MMP that are expressly made without recourse to the general partner. To the extent MMP GP incurs obligations on behalf of MMP, it is entitled to be reimbursed or indemnified by MMP. If MMP does not reimburse or indemnify its general partner, MMP GP may be unable to satisfy these liabilities or obligations, which would reduce its cash flows.

If in the future we cease to manage and control MMP through our ownership of MMP’s general partner interest, we may be deemed an investment company under the Investment Company Act of 1940.

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

The fiduciary duties of our general partner’s officers and directors may conflict with those of MMP GP, MMP’s general partner.

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

As of December 31, 2007, MGG MH, in which all three of our executive officers own an interest, owned approximately 14.1 % of our limited partner units and 100% of our general partner. Conflicts of interest may arise among our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following:

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

•	our general partner controls the enforcement of obligations owed to us by it and its affiliates;

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us;

•	our general partner determines the allocation of shared overhead expenses to MMP and us;

•	our general partner interprets and enforces contractual obligations between us and our affiliates, on the one hand, and MMP, on the other hand; and

•	our general partner can consent to modifications of the incentive distributions we are entitled to receive in order to facilitate the consummation of MMP’s growth projects.

Our general partner’s affiliates may compete with us.

Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership of interests in us. Affiliates of our general partner are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. For example, we and our general partner are partially owned by an affiliate of the Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”), which also owns, through affiliates, an interest in the general partner of SemGroup, L.P. (“SemGroup”) and an interest in Knight, Inc. (formerly known as Kinder Morgan, Inc.), which owns the general partner of Kinder Morgan Energy Partners, L.P. (“KMP”). SemGroup and KMP are engaged in the transportation, storage and distribution of refined petroleum products and may acquire other entities that compete with MMP. MMP will compete directly with SemGroup, KMP and perhaps other entities in which CRF has an interest for acquisition opportunities throughout the United States, and MMP competes directly with KMP in the storage of refined petroleum products in the southeastern United States. MMP potentially will compete with SemGroup, KMP and these other entities for new business or extensions of existing services provided by MMP’s operating partnerships, creating actual and potential conflicts of interest between MMP and our affiliates. In addition, an affiliate of SemGroup is a customer of MMP.

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

If we decide to obtain our own credit rating, any future downgrading of MMP’s or MGG MH’s credit rating would likely also result in a downgrading of our credit rating. Regardless of whether we have our own credit rating, a downgrading of MMP’s or MGG MMH’s credit rating could limit our ability to obtain financing in the future upon favorable terms, if at all.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (“IRS”) were to treat us or MMP as a corporation or if we or MMP become subject to a material amount of entity-level taxation for state tax purposes, it would reduce the amount of cash available for distribution to our unitholders.

The value of our investment in MMP, as well as the anticipated after-tax economic benefit of an investment in our limited partner units, depends largely on the treatment of MMP and us as partnerships for federal income tax purposes, which requires that 90% or more of MMP’s gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code. If we or MMP were treated as a corporation for federal income tax purposes, we and MMP would pay federal income tax on our respective taxable incomes at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us or MMP as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us or MMP as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our limited partner units.

Current law may change causing us and/or MMP to be treated as a corporation for federal income tax purposes or otherwise subject us and/or MMP to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, MMP is required to pay Texas Franchise tax at a maximum effective rate of 0.7% of its gross income apportioned to Texas in the prior year. Imposition of such a tax on MMP by Texas and, if applicable, by any other state, will reduce the cash available for distribution to its unitholders.

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

The federal income tax treatment of common unitholders depends in some instances on determinations of fact and interpretations of complex provisions of federal income tax law. The federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to Treasury Regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present federal income tax treatment of an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for federal income tax purposes that is not taxable as a corporation (referred to as the “Qualifying Income Exception”), affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. For example, in response to certain recent developments, members of Congress are considering substantive changes to the definition of qualifying income under Internal Revenue Code section 7704(d) for the first time in 20 years. It is possible that these efforts could result in changes to the existing U.S. tax laws that affect publicly traded partnerships, including us. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units and the amount of cash available to pay as distributions to our unitholders.

If IRS contests the federal income tax positions we or MMP take, the market for our limited partner units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

The IRS has made no determination as to our or MMP’s status as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the conclusions of our counsel or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of our counsel’s conclusions or positions we take. Any contest with the IRS may materially and adversely impact the market for our limited partner units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

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

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our limited partner units that may result in adverse tax consequences to them.

Investment in limited partner units by tax-exempt entities, such as individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income. Tax exempt entities or non-U.S. persons should consult their tax advisor before investing in our limited partner units.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

MMP has adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between us and the public unitholders of MMP. The IRS may challenge this treatment, which could adversely affect the value of MMP’s common units and our common units.

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

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders or the MMP unitholders. It also could affect the amount of gain on the sale of common units by our unitholders or MMP’s unitholders and could have a negative impact on the value of our common units or those of MMP or result in audit adjustments to the tax returns of our or MMP’s unitholders without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests within a twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have been terminated for federal income tax purposes if, within a twelve-month period, there is a sale or exchange of 50% or more of the total interests in our capital and profits interests, which includes all public and private sales of our common units by our unitholders. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. We believe, and will take the position, that the private sale of our common units by MGG MH on April 3, 2007, together with all other common units sold within the prior twelve months, represented a sale or exchange of 50% or more of the total interest in our capital and profits interests and resulted in our termination and immediate reconstitution as a new partnership for federal income tax purposes. Accordingly, our taxable year closed for all existing unitholders on that date. Such termination should not affect our classification as a partnership for federal income tax purposes, but we are required to make new tax elections, including a new election under Section 754 of the Internal Revenue Code, and could be subject to penalties if we are unable to determine or substantiate whether a termination occurred. In addition, upon the sale or exchanges of 50% or more of our capital and profits interests within any twelve month period beginning after April 3, 2007, our partnership will be considered to have terminated again. If such a subsequent termination were to occur, we would again be treated as a new partnership on that date and be required to make new tax elections.

Our unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our limited partner units.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which MMP does business or owns property, even if our unitholders do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. MMP currently owns assets and conducts business in 22 states, most of which impose a personal income tax. As MMP makes acquisitions or expands its business, it may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all federal, state and local tax returns.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

See Item 1(c) for a description of the locations and general character of our and MMP’s material properties.

ITEM 3.	Legal Proceedings

Magellan Midstream Holdings, L.P.

None.

Magellan Midstream Partners, L.P.

Petroleum Products EPA Issue. In July 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act (the “Act”), served an information request to MMP’s former affiliate with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on the petroleum products pipeline system that MMP subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumed that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. MMP responded to the March 2004 information request in a timely manner and has entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. MMP has accrued an amount for this matter based on its best estimates that is less than $22.0 million. Most of the amount MMP has accrued was included as part of the environmental indemnification settlement MMP reached with its former affiliate (see Indemnification Settlement description below). The DOJ and EPA have added to their original demand a release that occurred in the second quarter of 2005 from MMP’s petroleum products pipeline near its Kansas City, Kansas terminal and a release that occurred in the first quarter of 2006 from MMP’s petroleum products pipeline near Independence, Kansas. MMP’s accrual includes these additional releases. MMP is in ongoing negotiations with the EPA; however, it is unable to determine what its ultimate liability could be for these matters. Adjustments to MMP’s recorded liability, which could occur in the near term, could be material to MMP’s results of operations and cash flows.

Ammonia EPA Issue. In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by MMP and operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of MMP’s ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million for which the third-party operator has requested indemnification. In March 2007, MMP also received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator has subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. MMP believes that it does not have an obligation to indemnify or defend the third-party operator for the DOJ criminal fine settlement. The DOJ stated in its notice to MMP that it does not expect MMP or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for these matters based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and the third-party operator regarding these two releases but is unable to determine what its ultimate liability could be for these matters. Adjustments to MMP’s recorded liability, which could occur in the near term, could be material to MMP’s results of operations and cash flows.

We and MMP are a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these claims, legal actions and complaints after consideration of amounts accrued, insurance coverage or other indemnification arrangements will not have a material adverse effect on our or MMP’s future financial position, results of operations or cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our limited partner units trade on the NYSE under the ticker symbol “MGG”.

At the close of business on February 20, 2008, we had 34 registered holders and approximately 11,000 beneficial holders of record of our limited partner units. The year-end closing sales price of our limited partner units was $22.30 on December 29, 2006, the last trading day for 2006, and $26.80 on December 31, 2007. The high and low closing sales price ranges for and distributions paid on our limited partner units by quarter since February 10, 2006, which represents our first day to trade as a public company, are as follows:

	2006			2007
Quarter	High	Low	Distribution*	High	Low	Distribution*
1st	$24.00	$21.50	$0.2080	$26.89	$23.16	$0.2615
2nd	$22.66	$19.74	$0.2200	$30.03	$26.46	$0.2760
3rd	$22.68	$20.02	$0.2330	$30.85	$26.23	$0.2900
4th	$23.00	$21.95	$0.2460	$27.00	$24.61	$0.3070

*	Represents declared distributions associated with each respective quarter. Distributions were declared and paid within 45 days following the close of each quarter. We paid a pro-rated distribution of $0.104 to the public for the first quarter of 2006 based on the timing of our initial public offering.

Our only cash-generating asset is our ownership interest in MMP’s general partner, which owns the general partner interest and incentive distribution rights in MMP. Therefore, our cash flow and resulting ability to make distributions is completely dependent upon the ability of MMP to make distributions.

We must distribute all of our cash on hand at the end of each quarter, less reserves established by our general partner. We refer to this cash as available cash, which is defined in our partnership agreement. We currently pay quarterly cash distributions of $0.307 per limited partner unit. In general, we intend to continue increasing our cash distributions. However, we cannot guarantee that future distributions will increase or continue at current levels.

Securities Authorized for Issuance under Equity Compensation Plans

The table set forth below provides information concerning the various types of awards that may be issued from the Magellan Midstream Holdings Long-Term Incentive Plan, including options, restricted units, phantom units, performance awards and unit awards as of December 31, 2007. For more information regarding the material features of the Magellan Midstream Holdings Long-Term Incentive Plan, see Note 17—Long-Term Incentive Plan in the accompanying notes to consolidated financial statements.

Plan Category	Number of Securities to be Issued upon Exercise/Vesting of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the 1st Column of this Table)
Equity Compensation Plans Approved by Security Holders	—	137,576
Total	—	137,576

(1)	Units delivered pursuant to an award consist, in whole or in part, of units acquired on the open market, from any affiliate, us, any other person or any combination of the foregoing. We have the right to issue new units as part of the Plan. Awards may also be settled in cash. Units or cash awarded pursuant to the Plan are granted without payment by the participant. Taxes are withheld from the award to cover the participant’s mandatory tax withholdings.

ITEM 6.	Selected Financial Data

We have derived the summary selected historical financial data from our current and historical audited consolidated financial statements and related notes. We have no separate operating activities apart from those conducted by MMP, and our cash flows primarily consist of distributions from MMP on the general partner interest and incentive distribution rights we own. Accordingly, the selected historical consolidated financial data set forth in the following table primarily reflects the operating activities and results of operations of MMP. Through our sole ownership of MMP GP, MMP’s general partner, we have control of MMP; therefore, we reflect our ownership interest in MMP and MMP GP, on a consolidated basis. Information concerning significant trends in our financial condition and results of operations is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During 2004, MMP acquired certain pipeline and terminal assets, which had a significant impact on our operating results, financial position and cash flows.

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

We define EBITDA, which is not a generally accepted accounting principles (“GAAP”) measure, in the following schedules as net income plus provision for income taxes, debt prepayment premium, write-off of unamortized debt placement fees, debt placement fee amortization, interest expense (net of interest income and interest capitalized), non-controlling owners’ interest in income of consolidated subsidiaries and depreciation and amortization and excluding non-cash gains on derivative instruments. EBITDA should not be considered an alternative to net income, operating profit, cash flow from operations or any other measure of financial performance presented in accordance with GAAP. Because EBITDA excludes some items that affect net income and these items may vary among other companies, the EBITDA data presented may not be comparable to similarly titled measures of other companies. Our management uses EBITDA as a performance measure to assess the viability of projects and to determine overall rates of return on alternative investment opportunities. A reconciliation of EBITDA to net income, the nearest comparable GAAP measure, is included in the following schedules.

In addition to EBITDA, the non-GAAP measure of operating margin (in the aggregate and by segment) is presented in the following tables. We compute the components of operating margin by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the following tables. See Note 18—Segment Disclosures in the accompanying consolidated financial statements for a reconciliation of segment operating margin to segment operating profit. We believe that investors benefit from having access to the same financial measures being utilized by management. Operating margin is an important measure of the economic performance of our core operations. This measure forms the basis of our internal financial reporting and is used by our management in deciding how to allocate MMP’s capital resources between segments. Operating profit, alternatively, includes expense items such as depreciation and amortization and affiliate G&A expense, that management does not consider when evaluating the core profitability of an operation.

In 2007, commercial and operating responsibilities for MMP’s two inland terminals in the Dallas, Texas area were transferred from the petroleum products terminals segment to the petroleum products pipeline system segment. As a result, historical financial results for MMP’s segments have been adjusted to conform to the current period’s presentation.

	Predecessor	Magellan Midstream Holdings, L.P.
	January 1, 2003 Through June 17, 2003	June 18, 2003 Through December 31, 2003		Year Ended December 31,
				2004		2005		2006	2007
	(in thousands, except per unit amounts)
Income Statement Data:
Transportation and terminals revenues	$168,759		$200,898		$419,772		$501,324	$559,321	$608,781
Product sales revenues	42,482		69,830		275,769		636,209	664,569	709,564
Affiliate management fee revenues	—		—		488		667	690	712

Total revenues	211,241		270,728		696,029		1,138,200	1,224,580	1,319,057
Operating expenses	66,885		94,022		180,422		229,720	243,860	250,935
Product purchases	38,129		61,837		255,599		582,631	605,341	633,909
Equity earnings	—		—		(1,602)		(3,104)	(3,324)	(4,027)

Operating margin	106,227		114,869		261,610		328,953	378,703	438,240
Depreciation and amortization expense	16,936		26,821		57,196		71,655	76,200	79,140
Affiliate G&A expense	23,126		30,747		54,240		61,506	69,503	74,859

Operating profit	66,165		57,301		150,174		195,792	233,000	284,241
Interest expense, net	15,749		24,438		36,734		52,273	47,624	47,653
Write-off of unamortized debt placement fees	—		1,349		9,820		6,413	—	—
Non-controlling owners’ interest in income of consolidated subsidiaries	21,092		20,879		69,632		124,623	148,292	175,356
Debt placement fee amortization	1,219		1,742		2,568		2,247	1,925	1,554
Debt prepayment premium	—		—		12,666		—	—	1,984
Other (income) expense, net	—		(92)		(949)		(1,312)	653	728

Income before provision for income taxes	28,105		8,985		19,703		11,548	34,506	56,966
Provision for income taxes(a)	—		—		—		—	—	1,568

Net income	$28,105		$8,985		$19,703		$11,548	$34,506	$55,398

Basic and diluted net income per limited partner unit	$ n/a	$	n/a	$	n/a	$	n/a	$0.53	$0.98

Balance Sheet Data:
Working capital (deficit)(b)	$—		$91,483		$73,140		$13,783	$(310,087)	$(15,609)
Total assets	—		1,691,707		2,282,704		2,264,995	2,316,508	2,416,931
Long-term debt	—		746,942		1,062,470		787,194	518,609	914,536
Partners’ capital (deficit)			189,571		(43,115)		(215,226)	50,932	52,827

	Predecessor	Magellan Midstream Holdings, L.P.
	January 1, 2003 Through June 17, 2003	June 18, 2003 Through December 31, 2003	Year Ended December 31,
			2004	2005	2006	2007
	(in thousands, except per unit amounts)
Cash Distribution Data:
Cash distributions declared per unit(c)	$—	$—	$—	$—	$0.91	$1.13
Cash distributions paid per unit(c)	$—	$—	$—	$—	$0.66	$1.07
Other Data:
Operating margin:
Petroleum products pipeline system	$78,362	$86,805	$195,092	$250,623	$285,743	$352,715
Petroleum products terminals	25,245	21,597	56,179	67,237	86,823	85,488
Ammonia pipeline system	2,620	5,594	7,310	7,687	2,554	(2,995)
Allocated partnership depreciation costs(d)	—	873	3,029	3,406	3,583	3,032

Operating margin	$106,227	$114,869	$261,610	$328,953	$378,703	$438,240

EBITDA:
Net income	$28,105	$8,985	$19,703	$11,548	$34,506	$55,398
Provision for income taxes(a)	—	—	—	—	—	1,568
Non-controlling owners’ interest in income of consolidated subsidiaries	21,092	20,879	69,632	124,623	148,292	175,356
Debt prepayment premium	—	—	12,666	—	—	1,984
Gain on derivative instrument	—	—	—	(1,035)	—	—
Write-off of unamortized debt placement fees	—	1,349	9,820	6,413	—	—
Debt placement fee amortization	1,219	1,742	2,568	2,247	1,925	1,554
Interest expense, net	15,749	24,438	36,734	52,273	47,624	47,653
Depreciation and amortization	16,936	26,821	57,196	71,655	76,200	79,140

EBITDA	$83,101	$84,214	$208,319	$267,724	$308,547	$362,653

	Predecessor	Magellan Midstream Holdings, L.P.
	January 1, 2003 Through June 17, 2003	June 18, 2003 Through December 31, 2003	Year Ended December 31,
			2004	2005	2006	2007
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$0.984	$0.975	$0.996	$1.025	$1.060	$1.147
Transportation barrels shipped (millions)	103.1	128.0	256.0	298.6	309.6	307.2
Petroleum products terminals:
Marine terminal average storage utilized (million barrels per month)(e)	16.4	15.8	18.4	20.4	20.9	21.8
Inland terminal throughput (million barrels)	23.5	31.8	93.6	101.3	110.1	117.3
Ammonia pipeline system:
Volume shipped (thousand tons)	209	405	765	713	726	716

(a)	Beginning in 2007, the state of Texas implemented a partnership-level tax based on a percentage of the financial results of MMP’s assets apportioned to the state of Texas. We have reported MMP’s estimate of this tax as provision for income taxes on our consolidated statements of income.
(b)	The maturity date of MMP’s pipeline notes (see Note 14—Debt in the accompanying consolidated financial statements) was October 7, 2007. As a result, the $270.8 million carrying value of these notes was classified as a current liability on our December 31, 2006 consolidated balance sheet. This debt was refinanced before its maturity.
(c)	Cash distributions declared represent distributions declared associated with each calendar year. Distributions were declared and paid within 45 days following the close of each quarter. Cash distributions paid represent cash payments for distributions during each of the periods presented.
(d)	During 2003, certain assets were contributed to MMP and were recorded as property, plant and equipment at the partnership level and not at the segment level. The associated depreciation expense was allocated to MMP’s various business segments, which in turn recognized these allocated costs as operating expense, reducing segment operating margins by these amounts.
(e)	For the year ended December 31, 2004, represents the average monthly storage capacity utilized for the three months MMP owned the East Houston, Texas facility (1.9 million barrels) and the weighted average storage capacity utilized for the full year at MMP’s other marine terminals (16.5 million barrels). For the year ended December 31, 2005, represents the average storage capacity utilized for the four months MMP owned its Wilmington, Delaware terminal (1.8 million barrels) and the average monthly storage capacity utilized for the full year at MMP’s other marine terminals (18.6 million barrels).

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We own and control MMP GP, which is the general partner of MMP, a publicly traded limited partnership. MMP is principally engaged in the transportation, storage and distribution of refined petroleum products. Our only cash-generating asset is our ownership interest in MMP’s general partner, which owns the following:

•	the general partner interest in MMP, which currently entitles us to receive approximately 2% of the cash distributed by MMP; and

•

100% of the incentive distribution rights in MMP, which entitles us to receive increasing percentages, up to a maximum of 48%, of any incremental cash distributed by MMP as certain target distribution levels are reached in excess of $0.288750 per MMP unit in any quarter.

Since we own and control MMP GP, we reflect our ownership interest in MMP on a consolidated basis, which means that our financial results are combined with MMP GP’s and MMP’s financial results. The publicly held limited partner interests in MMP are reflected as non-controlling owners’ interest in income of consolidated subsidiaries in our results of operations. We currently have no separate operating activities apart from those conducted by MMP, and our operating cash flow will be derived solely from cash distributions from MMP.

Our consolidated financial statements do not differ materially from the results of operations of MMP. Accordingly, the following discussion of our financial position and results of operations primarily reflects the operating activities and results of operations of MMP. Please read this discussion in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K for the year ended December 31, 2007.

Significant Events

Sale of Units by MGG MH. In April 2007, we entered into a Common Unit Purchase Agreement (the “Purchase Agreement”) in connection with the direct sale of 23.3 million common units (the “Purchased Units”) representing limited partner interests in us by MGG MH to a number of purchasers (the “Purchasers”). We did not receive any of the proceeds of this sale. This transaction reduced MGG MH’s ownership in our limited partner units from 65% to 28%. In this Purchase Agreement, we made certain representations and warranties to the Purchasers regarding the validity of the common units and the status of our partnership.

Also in April 2007, we entered into a Registration Rights Agreement with the purchasers of the common units (the “Registration Rights Agreement”) as required by the Purchase Agreement. The Registration Rights Agreement required us to file a shelf registration statement with the Securities and Exchange Commission (“SEC”) by June 2, 2007, providing for the resale from time to time of the Purchased Units held by the Purchasers. The required registration statement was filed with the SEC prior to June 2, 2007, and was declared effective on June 6, 2007. The Registration Rights Agreement contains provisions which allow us, under certain circumstances, the right to delay the Purchasers from selling their common units; however, this delay right is limited to 60 days in any 180-day period and 90 days in any 365-day period.

In addition, in April 2007, we entered into an Indemnification Agreement dated April 3, 2007 (the “Indemnification Agreement”) with MGG MH, which expires on April 3, 2009. Under the Indemnification Agreement, MGG MH agreed to indemnify us for one-half of any obligations, subject to a $10.0 million cap, we may incur related to the registration statement not being available for more than 60 days in any 180-day period or 90 days in any 365-day period. MGG MH also agreed to retain unencumbered net assets sufficient to cover these indemnification obligations. Further, the Registration Rights Agreement contains certain provisions which grant certain of the Purchasers the right to join us, or “piggyback,” if we are selling our common units in a primary offering or another party’s common units in a secondary offering, so long as the managing underwriter agrees that a piggyback secondary offering of the common units will not have an adverse effect on the offering of common units. All of our registration obligations under the Registration Rights Agreement, excluding the piggyback rights, expire on April 3, 2008. The piggyback rights expire April 3, 2009.

In September 2007, MGG MH sold 8.5 million of our common units in a secondary offering. We did not receive any of the proceeds from this sale. This offering was made pursuant to the current shelf registration statement and supplemental prospectus filed by us with the SEC. This transaction reduced MGG MH’s limited partner ownership interest in us from 28% to 14%.

Recent Developments

Distribution. During January 2008, the board of directors of our general partner declared a quarterly cash distribution of $0.3070 per unit for the period of October 1 through December 31, 2007. The $0.3070 per unit distribution was paid on February 14, 2008 to unitholders of record on February 6, 2008.

Interest rate derivatives. In January 2008, MMP entered into a total of $200.0 million of forward starting interest rate swap agreements to hedge against variability of future interest payments on debt that it anticipates issuing no later than June 2008. Proceeds of the anticipated debt issuance will be used to refinance borrowings on MMP’s revolving credit facility. The interest rate swap agreements have a 10-year term. The effective date of the agreements is June 30, 2008, at which time the agreements require a mandatory cash settlement. Assuming no changes in swap spreads between the date MMP entered these agreements and the date on which they are settled, these agreements will effectively fix the rate on the treasury component of MMP’s anticipated debt issuance at approximately 3.9%.

Assignment of supply agreement. As part of its acquisition of a pipeline system in October 2004, MMP assumed a third-party supply agreement. Under this agreement, which expires in 2018, MMP is obligated to supply approximately 400,000 barrels of petroleum products per month to one of its customers. As a result, the magnitude of MMP’s product sales revenues and product purchases increased substantially beginning in late 2004. The gross margin MMP realizes from this agreement can be substantially higher in periods when refined petroleum product prices are increasing and substantially lower in periods when product prices are declining given that MMP follows an average inventory valuation methodology, which results in each period’s product purchases being influenced by the value of products held in that period’s beginning inventory.

During February 2008, MMP entered into an agreement to assign this supply obligation to a third-party entity effective March 1, 2008. MMP will continue to earn transportation revenues for the product it ships related to this supply agreement but will no longer recognize associated product sales and purchases. However, MMP will share in a portion of the assignor’s trading profits or losses relating to the assigned product supply agreement, but it will not be required to fund inventory requirements.

As of December 31, 2007, MMP held inventory valued at $49.3 million for the third-party supply agreement. Upon the March 1, 2008 effective date, MMP will sell any remaining inventory to the assignor and recognize the resulting gain or loss based on inventory values on that date. The impact of this supply agreement on MMP’s historical financial results (not including transportation revenues for products shipped associated with the products supply agreement) is provided in the table below (in millions):

	Year Ended December 31,
	2005	2006	2007
Product sales revenues	$462.6	$414.1	$421.5
Product purchases	(452.8)	(416.7)	(411.3)
Amortization of liability(a)	3.1	2.6	2.6
Ad valorem taxes	(0.2)	(0.4)	(0.4)

Total	$12.7	$(0.4)	$12.4

(a)	When MMP assumed the supply agreement in October 2004, MMP recorded its fair value as a liability, which it has been amortizing to product sales revenues over the contract term.

The balance of the products supply agreement liability at December 31, 2007 was $26.9 million. This liability will be written off on March 1, 2008 when MMP assigns the supply agreement to a third-party entity. The new agreement requires MMP to share in a portion of the assignor’s trading profits and losses; therefore, MMP will record a liability of approximately $5.0 million associated with this new agreement. The fair value of this liability will be determined by using probability-weighted discounted estimated cash flows. MMP expects to recognize the difference of approximately $22.0 million as a gain in the first quarter of 2008.

In the event the third-party entity assuming this obligation is unable to perform on this agreement through the 2018 expiration date, the supply agreement obligation will revert back to MMP.

Overview

MMP’s petroleum products pipeline system and petroleum products terminals generate substantially all of its cash flows from the transportation, storage and distribution services MMP provides to its customers. The revenues generated from these petroleum products businesses are significantly influenced by demand for refined petroleum products. Operating expenses are principally fixed costs related to routine maintenance and system integrity as well as field and support personnel. Other costs, including power, fluctuate with volumes transported on MMP’s pipeline and stored in its terminals. Expenses resulting from environmental remediation projects have historically included costs from projects relating both to current and past events. For further discussion of indemnified environmental matters, see “Business—Environmental & Safety” under Item 1 of this Annual Report on Form 10-K.

A prolonged period of high refined product prices could lead to a reduction in demand and result in lower shipments on MMP’s pipeline system and reduced demand for its terminal services. In addition, fluctuations in the prices of refined petroleum products impact the amount of cash MMP’s petroleum products pipeline system generates from its third-party supply agreement and its petroleum products blending and fractionation operations. Please read Recent Developments above for discussion of MMP’s recent assignment of this third-party supply agreement to another company. In addition, increased maintenance regulations, higher power costs and higher interest rates could decrease the amount of cash MMP generates. See Item 1A. “Risk Factors” for other risk factors that could impact MMP’s results of operations, financial position and cash flows.

Petroleum Products Pipeline System. MMP’s petroleum products pipeline system is comprised of a common carrier pipeline that provides transportation, storage and distribution services for petroleum products and liquefied petroleum gases in 13 states from Texas through the Midwest to Colorado, North Dakota, Minnesota, Wisconsin and Illinois. Through direct refinery connections and interconnections with other interstate pipelines, MMP’s petroleum products pipeline system can access more than 40% of the refinery capacity in the continental United States. In 2007, the pipeline generated more than 75% of its revenues, excluding the sale of petroleum products, through transportation tariffs for volumes of petroleum products it ships. These tariffs vary depending upon where the product originates, where ultimate delivery occurs and any applicable discounts. All interstate transportation rates and discounts are in published tariffs filed with the Federal Energy Regulatory Commission (“FERC”). The pipeline also earns revenues from non-tariff based activities, including leasing pipeline and storage tank capacity to shippers on a long-term basis and by providing data services and product services such as ethanol unloading and loading, additive injection, custom blending and laboratory testing.

In general, MMP does not take title to the products that it transports. However, MMP does take title to products related to its petroleum products blending and fractionation operations, its third-party supply agreement and product overages on its pipeline system. (Please read Recent Developments above for discussion of MMP’s recent assignment of this third-party supply agreement to a third-party entity, thus eliminating MMP’s need to carry inventory to satisfy this agreement effective March 2008.) Although MMP’s petroleum products blending and fractionation operations and third-party supply agreement generate significant revenues, MMP believes the gross margin from these activities, which takes into account the related product purchases, better represents its importance to MMP’s results of operations.

Petroleum Products Terminals. MMP’s petroleum products terminals segment is comprised of marine and inland terminals, which store and distribute gasoline and other petroleum products throughout 12 states. MMP’s marine terminals are large storage and distribution terminals that have marine access and in some cases are strategically located near major refining hubs along the U.S. Gulf and East Coasts and principally serve refiners and large end-users of petroleum products. MMP earns revenues at its marine facilities primarily from storage and throughput fees. MMP’s inland terminals are part of a distribution network located principally throughout the southeastern United States. These inland terminals are connected to large, third-party interstate pipelines and are utilized by retail suppliers, wholesalers and marketers to transfer gasoline and other petroleum products from these pipelines to trucks, railcars or barges for delivery to their final destination. MMP earns revenues at its inland terminals primarily from fees charged based on the volumes of refined petroleum products distributed from these locations and from ancillary services such as additive injections.

Ammonia Pipeline System. MMP’s ammonia pipeline system transports and distributes ammonia from production facilities in Texas and Oklahoma to various distribution points in the Midwest for use as an agricultural fertilizer. MMP generates revenues principally from volume-based fees for the transportation of ammonia on its pipeline system. A third-party pipeline company has operated MMP’s ammonia pipeline system since February 2003, but MMP plans to assume operating responsibility of this pipeline system on July 1, 2008. Operating costs and expenses are principally fixed costs related to field personnel and maintenance. Other costs, including power, fluctuate with volumes transported on the pipeline. MMP does not expect any material increase in its operating expenses in 2008 as a result of its assuming operating responsibility of the ammonia pipeline.

Growth Projects

MMP remains focused on growth and has significantly increased its operations over the past two years through organic growth projects that expand or upgrade its existing facilities. Industry themes continue to drive MMP’s current expansion projects, including:

•	increased storage demand with significant opportunity to build tankage, backed by long-term customer commitments;

•	government regulations for renewable fuels such as ethanol and biodiesel as fuel additives, which require MMP to add infrastructure on which it will earn additional profits;

•	refinery expansions in the Mid-Continent and Gulf Coast regions, which require additional pipeline capacity to deliver the increased production; and

•	connectivity to key growth markets such as Denver, Colorado and Dallas and Houston, Texas.

MMP spent $150.5 million on organic growth projects during 2007 and $135.6 million in 2006. Further, MMP expects to spend approximately $210.0 million in 2008 on projects that are currently underway, with additional spending of $25.0 million expected in 2009 and $5.0 million in 2010 to complete these projects. These expansion capital estimates exclude potential acquisitions or spending on more than $500.0 million of other potential growth projects in earlier stages of development.

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

•

Fair value adjustments to MMP’s assets and liabilities. Our June 2003 acquisition of interests in MMP was recorded as a purchase business combination. As a result, our consolidated financial statements reflect adjustments to the historical cost reflected on MMP’s balance sheet for the fair value of our proportionate share of MMP’s assets and liabilities at the time of our acquisition. These fair value adjustments further result in certain differences between our income statement and MMP’s income statement, as the depreciation, amortization, accretion or write off of certain assets and liabilities is based on different values;

•

Our capital structure. In addition to incorporating the assets and liabilities of MMP, the partners’ capital on our balance sheet represents our partners’ capital as opposed to the capital reflected on MMP’s balance sheet, which reflects the ownership interests of all of its partners, including its owners other than us;

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

We believe that investors benefit from having access to the same financial measures being utilized by management. Operating margin, which is presented in the tables below, is an important measure used by MMP’s management to evaluate the economic performance of MMP’s core operations. This measure forms the basis of MMP’s internal financial reporting and is used by its management in deciding how to allocate capital resources between segments. Operating margin is not a generally accepted accounting principles (“GAAP”) measure, but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the tables below. Operating profit includes expense items, such as depreciation and amortization and affiliate G&A costs, which management does not consider when evaluating the core profitability of an operation.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2007

			Variance
	Year Ended December 31,		Favorable (Unfavorable)
	2006	2007	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Revenues:
Transportation and terminals revenues:
Petroleum products pipeline system	$420.3	$460.7	$40.4	10
Petroleum products terminals	125.9	132.7	6.8	5
Ammonia pipeline system	16.5	18.3	1.8	11
Intersegment eliminations	(3.4)	(2.9)	0.5	15

Total transportation and terminals revenues	559.3	608.8	49.5	9
Product sales	664.6	709.6	45.0	7
Affiliate management fees	0.7	0.7	—	—

Total revenues	1,224.6	1,319.1	94.5	8
Operating expenses:
Petroleum products pipeline system	189.2	178.9	10.3	5
Petroleum products terminals	47.2	56.2	(9.0)	(19)
Ammonia pipeline system	13.9	21.3	(7.4)	(53)
Intersegment eliminations	(6.4)	(5.4)	(1.0)	(16)

Total operating expenses	243.9	251.0	(7.1)	(3)
Product purchases	605.3	633.9	(28.6)	(5)
Equity earnings	(3.3)	(4.0)	0.7	21

Operating margin	378.7	438.2	59.5	16
Depreciation and amortization	76.2	79.1	(2.9)	(4)
Affiliate G&A expense	69.5	74.9	(5.4)	(8)

Operating profit	$233.0	$284.2	$51.2	22

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.060	$1.147
Volume shipped (million barrels)	309.6	307.2
Petroleum products terminals:
Marine terminal average storage utilized (million barrels per month)	20.9	21.8
Inland terminal throughput (million barrels)	110.1	117.3
Ammonia pipeline system:
Volume shipped (thousand tons)	726	716

Transportation and terminals revenues increased by $49.5 million resulting from higher revenues for each of MMP’s business segments as shown below:

•

an increase in petroleum products pipeline system revenues of $40.4 million. Transportation revenues increased as a result of higher average tariffs due in part to MMP’s mid-year 2006 and 2007 tariff escalations, partially offset by slightly lower transportation volumes due to various factors which resulted in several refineries connected to MMP’s system curtailing production during the current year. MMP also earned more ancillary revenues related to higher fees for leased storage as well as additional demand for its terminal, additive and renewable fuels services during 2007;

•	an increase in petroleum products terminals revenues of $6.8 million due to higher revenues at both MMP’s marine and inland terminals. Marine revenues increased primarily due to operating results from expansion projects, such as construction of additional storage tanks at MMP’s Galena Park, Texas facility that were placed into service beginning in late 2006 and throughout 2007, and more revenue from additive services and higher storage rates. The revenue increase at MMP’s marine terminals was partially offset by lower revenue recognized from variable-rate storage agreements in 2007. Revenues from these agreements are based on MMP’s share of its customer’s net trading profits earned during the agreement term and are recognized at the end of that term. MMP’s 2006 results benefitted from shared profits from two variable-rate storage agreements whereas the 2007 period benefitted from only one contract. Inland terminal revenues also increased in 2007 from record throughput volumes as well as higher additive fees; and

•	an increase in ammonia pipeline system revenues of $1.8 million primarily due to higher average tariffs.

Operating expenses increased by $7.1 million as higher expenses at MMP’s petroleum products terminals and ammonia pipeline system were partially offset by lower costs related to its petroleum products pipeline system as described below:

•

a decrease in petroleum products pipeline system expenses of $10.3 million primarily due to more favorable product overages (which reduce operating expenses), lower integrity spending because of maintenance project timing and lower environmental expenses. During the 2006 period, MMP recognized additional expense when it entered into a risk transfer agreement, whereby risk associated with certain known environmental sites was transferred to a contractor in order to mitigate MMP’s future financial exposure relative to those sites. Higher property taxes, asset retirements, power and personnel costs in 2007 partially offset these favorable expense items;

•

an increase in petroleum products terminals expenses of $9.0 million primarily related to higher personnel costs, in part due to expansion projects, timing of maintenance projects and product downgrade charges resulting from the accidental degradation of small amounts of product during 2007; and

•

an increase in ammonia pipeline system expenses of $7.4 million primarily due to increased environmental accruals related to a 2004 pipeline release and higher system integrity costs. MMP expects the amount of system integrity spending to decline significantly on the ammonia pipeline system during the latter part of 2008 as it completes the work necessary for the high consequence area testing mandated by federal regulations.

Product sales revenues primarily resulted from a third-party product supply agreement, MMP’s petroleum products blending operation, system product gains and transmix fractionation. Revenues from product sales were $709.6 million for the year ended December 31, 2007 while product purchases were $633.9 million, resulting in gross margin from these transactions of $75.7 million. The gross margin resulting from product sales and purchases for the 2007 period increased $16.4 million compared to gross margin for the 2006 period of $59.3 million, resulting from product sales for the year ended December 31, 2006 of $664.6 million and product purchases of $605.3 million. The increase in 2007 margins was primarily attributable to higher product prices. The gross margin realized on these activities can be substantially higher in periods when refined petroleum prices increase and substantially lower in periods when product prices decline or stabilize given that MMP follows an average inventory valuation methodology which results in each period’s product purchases being influenced by the value of products held in that period’s beginning inventory. Please read Recent Developments above for discussion of MMP’s recent assignment of the third-party supply agreement effective March 2008, thus eliminating its need to carry inventory to satisfy this agreement.

Operating margin increased $59.5 million, primarily due to higher revenues from each of MMP’s business segments and higher gross margin from product sales in 2007.

Depreciation and amortization increased by $2.9 million related to capital expansion projects over the past year.

Affiliate G&A expense increased by $5.4 million between periods primarily due to higher personnel costs during 2007. For the years ended December 31, 2007 and 2006, MMP was responsible for paying G&A costs of $57.4 million and $53.2 million, respectively. We reimburse MMP for their actual cash G&A costs that exceed these amounts. The amount of G&A we reimbursed to MMP for the years ended 2007 and 2006 was $4.1 million and $1.7 million, respectively. MGG MH reimburses us for all amounts of G&A costs we reimburse to MMP. Based on our G&A agreement and assuming no acquisitions or divestitures that would result in adjustments to the upper and lower cap amounts, the maximum amount of G&A reimbursements we expect to pay to MMP during 2008 will be $1.6 million. We expect 2008 will be the last year we will reimburse MMP for G&A costs under this agreement.

Interest expense, net of interest capitalized and interest income, was $47.7 million for the year ended December 31, 2007 compared to $47.6 million for the year ended December 31, 2006. Our average consolidated debt outstanding, excluding fair value adjustments for interest rate hedges, increased to $887.5 million during 2007 from $807.4 million during 2006. However, the weighted-average interest rate on consolidated borrowings, after giving effect to the impact of associated fair value hedges, decreased to 6.1% for the 2007 period from 6.7% for the 2006 period primarily due to the refinancing of MMP’s pipeline notes during second quarter 2007 at a lower interest rate. The amount of interest capitalized increased due to the higher level of capital spending over the last year; however, this increase was largely offset by lower interest income recognized related to the indemnification settlement, which was fully paid in June 2007.

Non-controlling owners’ interest in income of consolidated subsidiaries was $175.4 million for the year ended December 31, 2007 compared to $148.3 million for the year ended December 31, 2006, an increase of $27.1 million, primarily related to higher MMP net income.

MMP recognized debt refinancing expenses of $2.7 million during the 2007 period with no similar expense in 2006. These expenses were associated with the early retirement of MMP’s pipeline notes during second quarter 2007, originally due in October 2007, and included a debt prepayment premium of $2.0 million as well as related interest rate hedge settlements of $0.7 million, which were recorded as other expense.

Provision for income taxes was $1.6 million during 2007 compared to $0 in 2006. Beginning in 2007, the state of Texas implemented a partnership-level tax based on the financial results of MMP’s assets apportioned to the state of Texas.

Net income was $55.4 million for the year ended December 31, 2007, compared to $34.5 million for the year ended December 31, 2006, an increase of $20.9 million, or 61%.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2006

	Year Ended December 31,		Variance
			Favorable (Unfavorable)
	2005	2006	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Revenues:
Transportation and terminals revenues:
Petroleum products pipeline system	$386.7	$420.3	$33.6	9
Petroleum products terminals	101.9	125.9	24.0	24
Ammonia pipeline system	15.8	16.5	0.7	4
Intersegment eliminations	(3.1)	(3.4)	(0.3)	(10)

Total transportation and terminals revenues	501.3	559.3	58.0	12
Product sales	636.2	664.6	28.4	4
Affiliate management fees	0.7	0.7	—	—

Total revenues	1,138.2	1,224.6	86.4	8
Operating expenses:
Petroleum products pipeline system	187.4	189.2	(1.8)	(1)
Petroleum products terminals	40.2	47.2	(7.0)	(17)
Ammonia pipeline system	8.2	13.9	(5.7)	(70)
Intersegment eliminations	(6.1)	(6.4)	0.3	5

Total operating expenses	229.7	243.9	(14.2)	(6)
Product purchases	582.7	605.3	(22.6)	(4)
Equity earnings	(3.1)	(3.3)	0.2	6

Operating margin	328.9	378.7	49.8	15
Depreciation and amortization expense	71.6	76.2	(4.6)	(6)
Affiliate G&A expense	61.5	69.5	(8.0)	(13)

Operating profit	$195.8	$233.0	$37.2	19

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.025	$1.060
Volume shipped (million barrels)	298.6	309.6
Petroleum products terminals:
Marine terminal average storage utilized (million barrels per month)(a)	20.4	20.9
Inland terminal throughput (million barrels)	101.3	110.1
Ammonia pipeline system:
Volume shipped (thousand tons)	713	726

(a)	For the year ended December 31, 2005, represents the average storage capacity utilized for the four months MMP owned its Wilmington, Delaware facility (1.8 million barrels) and the average storage capacity utilized for the full year at its other marine terminals (18.6 million barrels).

Transportation and terminals revenues increased by $58.0 million resulting from higher revenues for each of MMP’s business segments as shown below:

•

an increase in petroleum products pipeline system revenues of $33.6 million primarily attributable to record annual shipments due to higher diesel fuel and gasoline shipments as a result of increased demand from MMP’s customers and a higher average transportation rate per barrel shipped, principally related to its mid-year tariff increase. MMP also earned more ancillary revenues related to additive and terminal services during 2006;

•

an increase in petroleum products terminals revenues of $24.0 million due to higher revenues at both MMP’s marine and inland terminals. MMP’s marine terminal revenues increased due to its Wilmington, Delaware marine terminal, which was acquired in September 2005, revenue from two variable-rate storage agreements benefiting 2006 results as well as higher storage rates, additive fees and expansion projects. Revenues also increased at MMP’s inland terminals due to higher additive fees and throughput volumes; and

•	an increase in ammonia pipeline system revenues of $0.7 million due to higher tariffs associated with MMP’s new transportation agreements, which became effective July 1, 2005, and increased volumes.

Operating expenses increased by $14.2 million. Each of MMP’s business segments incurred additional expenses as follows:

•

an increase in petroleum products pipeline system expenses of $1.8 million, primarily due to system integrity spending for pipeline testing and personnel expenses. These increases were partially offset by more favorable product overages in the current period, which reduce operating expenses;

•

an increase in petroleum products terminals expenses of $7.0 million primarily related to expenses associated with MMP’s Wilmington marine terminal, which it acquired in September 2005, and higher power and personnel costs at its other terminals; and

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

Operating margin increased $49.8 million, primarily due to revenues from a marine terminal variable-rate storage agreement, incremental operating results from MMP’s recently-acquired Wilmington marine facility and improved utilization and financial results from MMP’s other assets.

Depreciation and amortization increased by $4.6 million related to MMP’s asset acquisitions and capital expansion projects over the past year.

Affiliate G&A expense increased by $8.0 million. This increase was primarily related to (i) our incremental costs associated with being a public company since February 2006, (ii) expense we recognized associated with certain distribution payments made over the past three years by MGG Midstream Holdings, L.P. to an executive officer of MMP GP, who left the company during the fourth quarter of 2006, and (iii) MMP’s equity-based compensation program, which impacted G&A expenses by $9.2 million during 2006 and $7.9 million during 2005. The higher compensation expense resulted from the increase in MMP’s unit price during the current period and increases in the number of units management estimates will vest under this equity-based incentive compensation program. G&A expenses also were higher during 2006 due to higher employee costs and additional personnel hired to help manage MMP’s expansion projects.

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

Interest income was $4.8 million during 2006 compared to $9.3 million in 2005, a decline of $4.5 million, primarily as a result of our and MMP’s lower cash balances and our lower imputed interest income recognized on smaller amounts to be received pursuant to the May 2004 indemnification settlement. We continued to recognize imputed interest income on amounts due under this settlement through June 2007, when the final scheduled payment was received.

Non-controlling owners’ interest in income of consolidated subsidiaries was $148.3 million for the year ended December 31, 2006 compared to $124.6 million for the year ended December 31, 2005, an increase of $23.7 million, primarily related to higher MMP net income.

While we had no refinancing costs in 2006, the 2005 period included $6.4 million of write-offs of unamortized debt placement fees associated with refinancing our debt during June 2005 then retiring it during December 2005.

Net income was $34.5 million for the year ended December 31, 2006 compared to $11.5 million for the year ended December 31, 2005, an increase of $23.0 million, or 200%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities for the year ended December 31, 2007 was $293.3 million compared to $316.6 million for the year ended December 31, 2006 and $223.2 million for the year ended December 31, 2005.

•	The $23.3 million decrease from 2006 to 2007 was primarily attributable to:

•	a $28.9 million increase in inventories in 2007 versus a $13.4 million increase in inventories in 2006. The increase in inventories during 2007 is primarily due to higher product prices;

•	a $11.5 million decrease in accounts payable in 2007 versus a $15.8 million increase in accounts payable in 2006 due primarily to the timing of invoices received from vendors and suppliers; and

•

a $19.9 million decrease in accrued product purchases in 2007 versus a $28.3 million increase in accrued product purchases in 2006 due primarily to the timing of invoices received from vendors and suppliers.

These decreases were partially offset by:

•	increased net income, net of non-cash non-controlling owners’ interest in income of consolidated subsidiaries, of $48.0 million in 2007; and

•

a $15.0 million increase in cash relative to an indemnification settlement with a former affiliate of MMP. During 2007, we received $35.0 million as part of this settlement compared to $20.0 million received during 2006.

•	The $93.4 million increase from 2005 to 2006 was primarily attributable to:

•	increased net income, net of non-cash non-controlling owners’ interest in income of consolidated subsidiaries, of $46.6 million in 2006;

•

a $13.4 million increase in inventories in 2006 versus a $34.8 million increase in inventories in 2005. The increase in inventories during 2006 is primarily due to higher natural gas liquids purchases in December 2006 initiated to take advantage of favorable product prices at that time, while the increase in 2005 primarily resulted from the third-party supply agreement MMP assumed in connection with its October 2004 pipeline system acquisition;

•	a $15.8 million increase in accounts payable in 2006 versus a $5.1 million increase in accounts payable in 2005 due primarily to the timing of invoices received from vendors and suppliers; and

•

a $28.3 million increase in accrued product purchases in 2006 versus a $17.5 million increase in accrued product purchases in 2005 due primarily to the timing of invoices received from vendors and suppliers.

Net cash used by investing activities for the years ended December 31, 2007, 2006 and 2005 was $193.7 million, $148.3 million and $55.4 million, respectively. During 2007, MMP spent $190.2 million for capital expenditures, of which $39.7 million was for maintenance capital and $150.5 million was for expansion capital. During 2006, MMP spent $168.5 million for capital expenditures, of which $32.9 million was for maintenance capital and $135.6 million was for expansion capital. Significant expenditures of expansion capital during 2007 and 2006 included new storage tanks, including new tanks at MMP’s Galena Park, Texas terminal, ethanol blending equipment, equipment to comply with ultra low sulfur diesel fuel mandates and additions to delivery racks. During 2005, MMP acquired a marine terminal in Wilmington, Delaware for $55.3 million and two petroleum products pipeline system terminals in Wichita, Kansas and Aledo, Texas for $10.9 million on a combined basis. In addition, MMP spent $7.6 million to buy out of obligations related to a portion of its third-party supply agreement and $92.8 million for capital expenditures, excluding acquisitions, which included $28.0 million for maintenance capital and $64.8 million for expansion capital. These cash expenditures were partially offset by sales of marketable securities which, net of purchases, generated $108.1 million of cash in 2005.

Net cash used by financing activities for the years ended December 31, 2007, 2006 and 2005 was $105.6 million, $197.9 million and $162.8 million, respectively. Cash used during 2007 reflects $67.3 million of distributions by us to our unitholders and $165.9 million of distributions by MMP to its owners other than us, partially offset by net borrowings on MMP’s revolving credit facility of $143.0 million and $248.9 million from a debt financing. A portion of these borrowings were used to repay the remaining balance of $272.6 million of MMP’s pipeline notes. Cash used during 2006 primarily reflects $563.7 million of distributions by us to our owners and unitholders and $151.6 million of distributions by MMP to its owners other than us, partially offset by $506.8 million of net proceeds from our initial public offering. Cash used during 2005 primarily reflects $455.9 million of distributions by us to our owners and $125.4 million of distributions by MMP to its owners other than us, partially offset by $400.2 million of proceeds from the sale of our remaining MMP limited partner units. Borrowings and a capital contribution to us from MGG MH of $272.5 million that funded the retirement of our outstanding debt more than offset debt payments during 2005.

In February 2008, we received a quarterly distribution of $19.9 million related to our ownership of the general partner interest and incentive distribution rights in MMP associated with the fourth quarter of 2007. As a result, in February 2008 we paid a quarterly distribution of $0.307 for each of our limited partner units for the fourth quarter of 2007. If we continue to pay cash distributions at this current level and the number of outstanding units remain the same, total cash distributions of $76.9 million will be paid to our unitholders in 2008.

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

During 2007, MMP’s net maintenance capital spending was $31.2 million, excluding $6.7 million of spending that would have been covered by indemnifications settled in May 2004 and $1.8 million MMP has received from insurance reimbursements. MMP has received the entire $117.5 million under its indemnification settlement agreement. Please see Environmental below for additional description of this agreement.

For 2008, MMP expects to incur maintenance capital expenditures for its existing businesses of approximately $35.0 million, excluding $10.0 million of maintenance capital that has already been reimbursed to us through our indemnification settlement and third-party reimbursements.

In addition to maintenance capital expenditures, MMP also incurs expansion capital expenditures at its existing facilities. During 2007, MMP spent cash of approximately $150.5 million for organic growth projects. Based on projects currently underway or in advanced stages of development, MMP currently plans to spend $210.0 million on organic growth capital in 2008, excluding potential acquisitions, and approximately $25.0 million in 2009 and $5.0 million in 2010 to complete these projects.

Liquidity

Our primary source of liquidity for funding interest payments, operating expenses and obligations to MMP is cash distributions we receive from MMP. Additional liquidity is available under our affiliate working capital loan agreement described below.

Cash generated from operations is MMP’s primary source of liquidity for funding debt service, maintenance capital expenditures and quarterly distributions. Additional liquidity for purposes other than quarterly distributions is available through borrowings under MMP’s revolving credit facility discussed below, as well as from other borrowings or issuances of debt or limited partner units. If capital markets do not permit MMP to issue additional debt and equity, its business may be adversely affected and MMP may not be able to acquire additional assets and businesses or fund organic growth projects.

As of December 31, 2007, total debt reported on our consolidated balance sheet was $914.5 million. The difference between this amount and the $913.5 million face value of our outstanding debt is adjustments related to fair value hedges and unamortized discounts on debt issuances.

Our Debt

As of December 31, 2007, we had no debt outstanding other than MMP’s debt, which is consolidated on our financial statements.

Affiliate Working Capital Loan. In February 2006, we entered into a $5.0 million revolving credit facility with MGG MH as the lender, which matured on December 31, 2006. During both 2007 and 2008, we entered into agreements with MGG MH with similar terms that matured or will mature at the end of each respective year.

The facility is available exclusively to fund our working capital borrowings. Borrowings, if any, under the facility bear interest at LIBOR plus 2.0%, and we pay a commitment fee to MGG MH on the unused portion of the working capital facility of 0.3%. Borrowings under this facility are non-recourse to our general partner. There were no borrowings outstanding under this facility at any time during 2007.

MMP Debt

The face value of MMP’s debt outstanding as of December 31, 2007 was $913.5 million. The difference between the face value and carrying value of MMP’s debt outstanding was amounts recorded for discounts incurred on debt issuances and market value adjustments to long-term debt associated with qualifying hedges. At December 31, 2007, maturities of MMP’s debt were as follows: $0 each year in 2008, 2009, 2010 and 2011; $163.5 million in 2012; and $750.0 million thereafter. MMP’s debt is non-recourse to its general partner and to us.

Revolving Credit Facility. In September 2007, MMP amended and restated its revolving credit facility to increase the borrowing capacity from $400.0 million to $550.0 million and extend the maturity date from May 2011 to September 2012. Borrowings under the facility remain unsecured and incur interest at LIBOR plus a spread that ranges from 0.3% to 0.8% based on MMP’s credit ratings and amounts outstanding under the facility. Borrowings under this facility are used primarily for general corporate purposes, including capital expenditures. Net borrowings under this revolver during 2007 were $143.0 million. As of December 31, 2007, $163.5 million was outstanding under this facility, and $3.3 million of the facility was obligated for letters of credit. The obligations for letters of credit are not reflected as debt on our consolidated balance sheets. The weighted-average interest rate on borrowings outstanding under the facility at December 31, 2007 was 5.4%. Additionally, a commitment fee is assessed at a rate from 0.05% to 0.125%, depending on MMP’s credit rating.

6.45% Notes due 2014. In May 2004, MMP sold $250.0 million aggregate principal of 6.45% notes due 2014 in an underwritten public offering at 99.8% of par. Including the impact of amortizing the gains realized on the interest hedges associated with these notes (see Note 15–Derivative Financial Instruments), the effective interest rate of these notes is 6.3%.

5.65% Notes due 2016. In October 2004, MMP issued $250.0 million of 5.65% senior notes due 2016 in an underwritten public offering. The notes were issued at 99.9% of par. Including the impact of amortizing the losses realized on the hedges associated with these notes and the interest rate swap which effectively converts $100.0 million of these notes from fixed-rate to floating-rate debt, the weighted-average interest rate of these notes at December 31, 2007 was 5.5%.

6.40% Notes due 2037. In April 2007, MMP issued $250.0 million of 6.4% notes due 2037 in an underwritten public offering at 99.6% of par. Net proceeds from the offering, after underwriter discounts of $2.2 million and offering costs of $0.3 million, were $246.4 million. The net proceeds from this offering together with borrowings under MMP’s revolving credit facility were used to repay MMP’s Magellan Pipeline notes, as well as a related debt prepayment premium of $2.0 million and a $1.1 million payment in connection with the unwinding of fair value hedges associated with the pipeline notes. Including the impact of amortizing the gains realized on the interest hedges associated with these notes (see Note 15—Derivative Financial Instruments), the effective interest rate of these notes is 6.3%.

The debt instruments described above include various covenants. In addition to certain financial ratio covenants, these covenants limit MMP’s ability to, among other things, incur indebtedness secured by certain liens, encumber its assets, make certain investments, engage in certain sale-leaseback transactions and consolidate, merge or dispose of all or substantially all of its assets. MMP was in compliance with these covenants as of December 31, 2007.

The revolving credit facility and notes described above are senior indebtedndess.

Interest Rate Derivatives. MMP utilizes interest rate derivatives to manage interest rate risk. In October 2004, MMP entered into a $100.0 million interest rate swap agreement to hedge against changes in the fair value of a portion of MMP’s 5.65% senior notes due 2016. This agreement effectively changes the interest rate on $100.0 million of those notes to a floating rate of six-month LIBOR plus 0.6%, with LIBOR set in arrears. This swap agreement expires on October 15, 2016, the maturity date of the 5.65% senior notes.

Credit Ratings. MMP’s current credit ratings are BBB by Standard and Poor’s and Baa2 by Moody’s Investor Services. We do not currently have and are not currently intending to obtain a credit rating by any of the rating agencies.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007 (in millions):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations(1)	$913.5	$—	$—	$163.5	$750.0
Interest obligations(2)	739.3	55.4	110.9	108.5	464.5
Operating lease obligations	22.4	3.0	5.9	5.0	8.5
Pension and postretirement medical obligations	22.6	2.7	3.8	1.3	14.8
Purchase commitments:
Affiliate operating and G&A(3)
Product purchase commitments(4)	44.9	40.3	2.2	2.3	0.1
Utility purchase commitments	2.5	1.3	1.0	0.2	—
Derivative financial instruments(5)
Equity-based incentive awards(6)	25.1	13.0	12.1	—	—
Environmental remediation(7)	20.1	7.9	6.1	2.7	3.4
Capital project purchase obligations	32.1	32.1	—	—	—
Maintenance and facility security purchase obligations	6.9	6.8	0.1	—	—
Other purchase obligations	2.0	1.1	0.9	—	—
Supply Agreement Deposit(8)	18.5	—	—	—	18.5

Total	$1,849.9	$163.6	$143.0	$283.5	$1,259.8

(1)	Excludes market value adjustments to long-term debt associated with qualifying hedges. For purposes of this table, we have assumed that the borrowings under MMP’s revolving credit facility as of December 31, 2007 ($163.5 million) will not be repaid until the maturity date of the facility in September 2012.
(2)	The interest obligation for borrowings under MMP’s variable-rate revolving credit facility assumes the borrowings outstanding at December 31, 2007 will remain outstanding until the maturity date of that facility. The interest obligation further assumes the weighted-average borrowing rate of the facility at December 31, 2007 (5.40%).
(3)	MMP has an agreement with MGG GP to provide its direct operating and G&A services. This agreement has provisions for termination upon 90-day notice by either party. As a result of the termination provisions of this agreement and the requirement by MMP to pay only actual costs as they are incurred, we are unable to determine the actual amount of these commitments. The amount MMP paid for allocated operating and G&A costs during 2007 was $128.6 million.
(4)	MMP has an agreement to supply a customer with up to approximately 400,000 barrels of petroleum products per month until the agreement expires in 2018. Related to this agreement, MMP has entered into a separate buy-or-make-whole agreement with a supplier for 13,000 barrels of petroleum products per day through May 31, 2008. Under the terms of this buy-or-make-whole agreement, if MMP does not purchase all of the barrels specified in the agreement, MMP’s supplier will sell the deficiency barrels in the open market. MMP is required to reimburse its supplier for any amounts in which they sell these deficiency barrels at prices lower than specified in our buy-or-make-whole agreement. We have not included any amounts in the table above for this commitment because MMP is unable to determine what the amounts, if any, of that commitment might be.
(5)	On December 31, 2007, MMP had outstanding interest rate swap agreements to hedge against the fair value of $100.0 million of its long-term debt. Because future cash outflows under this derivative agreement, if any, are uncertain, they have been excluded from this table.

(6)	Represents the grant date fair value of MMP unit awards accounted for as equity plus the December 31, 2007 fair value of MMP award grants accounted for as liabilities, based on when those outstanding award grants will be settled. Settlements of these awards will differ from these reported amounts primarily due to differences between actual and current estimates of payout percentages and changes in MMP’s unit price between December 31, 2007 and the vesting dates of the awards.
(7)	On December 31, 2005, MMP entered into a 10-year agreement to reach contractual endpoint (as defined in the agreement) for 23 remediation sites. This contract obligates MMP to pay the remediation costs incurred by the contract counterparty associated with these 23 sites up to a maximum of $14.3 million. The amounts in the table above include the estimated remaining amounts to be paid under this agreement ($6.5 million as of December 31, 2007) and the estimated timing of these payments. Additionally, this agreement requires MMP to pay the contract counter-party a performance bonus if the remediation sites are brought to contractual end-point for less than $14.3 million. The table above includes our estimate of the performance bonus ($2.0 million) as of December 31, 2007. During 2006, MMP entered into a separate 10-year agreement with an independent contractor to remediate certain of its environmental sites. This contract obligated MMP to pay $16.2 million over a 10-year period. The amounts in the table above include the remaining amounts to be paid under this agreement ($11.6 million as of December 31, 2007) and the estimated timing of those payments based on project progress to date.
(8)	This deposit is security for payment performance related to MMP’s product supply agreement.

Environmental

MMP’s operations are subject to federal, state and local environmental laws and regulations. MMP has accrued liabilities for estimated costs at its facilities and properties. Under its accounting policies, MMP records liabilities when environmental costs are probable and can be reasonably estimated. The determination of amounts recorded for environmental liabilities involves significant judgments and assumptions by management. Due to the inherent uncertainties involved in determining environmental liabilities, it is reasonably possible that the actual amounts required to extinguish these liabilities could be materially different from those MMP has recognized.

Indemnification settlement. Prior to May 2004, a former affiliate provided indemnifications to MMP for assets MMP had acquired from it. In May 2004, MMP entered into an agreement with its former affiliate under which its former affiliate agreed to pay MMP $117.5 million to release it from those indemnification obligations, which MMP has collected. As of December 31, 2007, known liabilities that would have been covered by these indemnifications were $42.9 million. Through December 31, 2007, MMP has spent $45.5 million of the indemnification settlement proceeds for indemnified matters, including $20.1 million of capital costs. MMP has not reserved the cash received from this indemnity settlement but has used it for its various other cash needs, including expansion capital spending.

Petroleum products EPA issue. In July 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act (the “Act”), served an information request to MMP’s former affiliate with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on the petroleum products pipeline system that MMP subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumed that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. MMP responded to the March 2004 information request in a timely manner and has entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. MMP has accrued an amount for this matter based on its best estimates that is less than $22.0 million. Most of the amount MMP has accrued was included as part of the environmental indemnification settlement MMP reached with its former affiliate (see Indemnification Settlement description below). The DOJ and EPA have added to their original demand a release that occurred in the second quarter of 2005 from MMP’s petroleum products pipeline near its Kansas City, Kansas terminal and a release that occurred in the first quarter of 2006 from MMP’s petroleum products pipeline near Independence, Kansas. MMP’s accrual includes these additional releases. MMP is in ongoing negotiations with the EPA; however, it is unable to determine what its ultimate liability could be for these matters. Adjustments to MMP’s recorded liability, which could occur in the near term, could be material to MMP’s and our results of operations and cash flows.

Ammonia EPA issue. In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by MMP and operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of MMP’s ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million for which the third-party operator has requested indemnification. In March 2007, MMP also received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator has subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. MMP believes that it does not have an obligation to indemnify or defend the third-party operator against the DOJ criminal investigations. The DOJ stated in its notice to MMP that it does not expect MMP or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for these matters based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and the third-party operator regarding these two releases but is unable to determine what its ultimate liability could be for these matters. Adjustments to MMP’s recorded liability, which could occur in the near term, could be material to MMP’s and our results of operations and cash flows.

PCB impacts. MMP has identified polychlorinated biphenyls (“PCB”) impacts at two of its petroleum products terminals that it is in the process of assessing. It is possible that in the near term the PCB contamination levels could require corrective actions. MMP is unable at this time to determine what these corrective actions and associated costs might be. The costs of any corrective actions associated with these PCB impacts could be material to MMP’s and our results of operations and cash flows.

Floating roof emissions. Operational needs require MMP, at various times, to empty its tanks. When MMP’s tanks with internal floating roofs are emptied, the tanks emit petroleum vapors. Historically, these emissions were not reported or addressed in facility air permits because the EPA had no approved method to quantify the emissions event. However, the EPA adopted the American Petroleum Institute’s methodology for calculating these particular emissions as their approved standard in 2006. It is currently unclear what impact, if any, this adoption by the EPA will have on MMP’s current operational practices, emission control and reporting requirements, emission fees and existing air permits. These impacts could be material to MMP’s and our results of operations or cash flows.

Other Items

Pipeline tariff increase. The FERC regulates the rates charged on interstate common carrier pipeline operations primarily through an index methodology, which establishes the maximum amount by which tariffs can be adjusted. The current approved methodology is the annual change in the producer price index for finished goods (“PPI-FG”) plus 1.3%. Based on an actual change in PPI-FG of approximately 3.0% during 2006, MMP increased virtually all of its published tariffs by the allowed adjustment of approximately 4.3% effective July 1, 2007. The preliminary estimate for the change in PPI-FG for 2007 is approximately 3.9%. Once PPI-FG is finalized, MMP expects to increase virtually all of its tariffs by the resulting PPI-FG plus 1.3% on July 1, 2008.

Ammonia operating agreement. A third-party pipeline company currently provides the operating services and a portion of the G&A services for MMP’s ammonia pipeline system under an operating agreement with it. This pipeline company has provided notice to MMP that it will not renew its operating agreement with MMP upon its scheduled expiration date of June 30, 2008. MMP plans to assume operating responsibility of its ammonia pipeline at that time. Although MMP expects to incur transition costs during 2008, we do not expect these incremental costs to have a material impact on MMP’s or our financial results.

Union contract negotiation. Approximately 200 employees supporting MMP’s petroleum products pipeline system are represented by the United Steel Workers Union and covered by a collective bargaining agreement that extends through January 2009. MMP considers its labor relations to be good and expects to begin negotiations for a new contract during late 2008.

Unrecognized product gains. MMP’s petroleum products terminals operations generate product overages and shortages. When MMP’s petroleum products terminals experience net product shortages, MMP recognizes expense for those losses in the periods in which they occur. When MMP’s petroleum products terminals experience net product overages, MMP has product on hand for which it has no cost basis. Therefore, these net overages are not recognized in MMP’s financial statements until the associated barrels are either sold or used to offset product losses. The combined net unrecognized product overages for MMP’s petroleum products terminals operations had a market value of approximately $11.1 million as of December 31, 2007. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

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

Environmental Liabilities

The environmental liabilities we recognize on our consolidated balance sheets are related to MMP’s operations, with certain fair value adjustments associated with our acquisition of a portion of MMP in June 2003. MMP estimates the liabilities associated with environmental expenditures based on site-specific project plans for remediation, taking into account prior remediation experience. Remediation project managers evaluate each known case of environmental liability to determine what associated costs can be reasonably estimated and to ensure compliance with all applicable federal and state requirements. We believe the accounting estimate relative to environmental remediation costs is a “critical accounting estimate” for all three of MMP’s operating segments because: (1) estimated expenditures, which will generally be made over the next one to ten years, are subject to cost fluctuations and could change materially, (2) as remediation work is performed and additional information relative to each specific site becomes known, cost estimates for those sites could change materially, (3) unanticipated third-party liabilities may arise, (4) it is difficult to determine whether or not penalties may be levied by governmental agencies with regard to certain environmental events and, if so, the amounts of such penalties, and (5) changes in federal, state and local environmental regulations, which can be applied retroactively, could significantly increase the amount of our environmental liabilities.

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

At each accounting period end, MMP re-evaluates its environmental estimates taking into account any new incidents that have occurred since the last annual meeting of the remediation project managers, any changes in the site situation and additional findings or changes in federal or state regulations. The estimated environmental liability accruals are adjusted as necessary. Changes in our environmental liabilities since December 31, 2005 were as follows (in millions):

	2006				2007
Balance 12-31-05	Accruals	Expenditures	Amortization of fair value adjustment	Balance 12-31-06	Accruals	Expenditures	Amortization of fair value adjustment	Balance 12-31-07
$57.3	$16.4	$(16.8)	$0.3	$57.2	$11.1	$(11.1)	$0.4	$57.6

During 2006, MMP increased its environmental liability accruals by $16.4 million. This increase was due to accrual increases related to pipeline product releases of $6.4 million, changes in cost estimates of $2.9 million and costs associated with a cost cap insurance policy of $2.2 million, as a result of entering into a 10-year agreement with an independent contractor to remediate a number of MMP’s environmental sites. The remainder of the 2006 accrual increase was primarily attributable to MMP’s annual site assessment process. MMP’s 2006 accruals included $4.0 million of liabilities it believes will be reimbursed by its insurance carriers.

During 2007, MMP increased its environmental liability accruals by $11.1 million. The increase was due to changes in cost estimates associated with historical releases of $7.8 million, accrual increases related to product releases which occurred in the current year of $1.6 million and other accrual increases of $1.7 million. MMP’s environmental liabilities at December 31, 2007 included $6.9 million of amounts we believe will be reimbursed by MMP’s insurance carriers and other third-party entities.

MMP’s environmental liabilities at December 31, 2007 are based on estimates that are subject to change, and any changes to these estimates would impact our results of operations and financial position. For example, if MMP’s environmental liabilities changed by as much as 20% and assuming that this change was covered by items included in the May 2004 indemnification settlement, our operating expenses would change by $11.6 million. Because our income taxes consist only of MMP’s income apportioned to the state of Texas, changes to our income tax expense would be minimal; therefore, operating profit and net income would change by approximately $11.6 million, which represents a change of 4% of our operating profit and 21% of our net income for 2007. Such a change reduced both basic and diluted net income per limited partner unit by approximately $0.18 per unit. Such a change would not materially impact our liabilities or equity. Further, the impact of such a change in our environmental costs would likely not affect MMP’s liquidity because it would still comply with the covenants of its long-term debt agreements as discussed above under “Liquidity and Capital Resources—Liquidity.”

Depreciation Methods and Estimated Useful Lives of Property, Plant and Equipment

Property, plant and equipment consist primarily of pipeline, pipeline-related equipment, storage tanks and terminal facility equipment. Property, plant and equipment are generally stated at cost except for impaired assets. Impaired assets are recorded at fair value on the last impairment evaluation date for which an adjustment was required. When we acquired our interest in MMP in June 2003, we recorded MMP’s property, plant and equipment at 55% (our ownership interest on the date of the acquisition) of fair value and 45% of historical carrying value. Property, plant and equipment are depreciated using the straight-line method over the asset’s estimated useful life. Depreciation is the systematic and rational allocation of an asset’s cost, less its residual value (if any), to the periods it benefits. Straight-line depreciation results in depreciation expense being recognized evenly over the life of the asset. At December 31, 2006 and 2007, the gross book value of our property, plant and equipment was $2.4 billion and $2.6 billion, respectively, and we recorded depreciation expense of $74.6 million and $77.6 million during 2006 and 2007, respectively.

The determination of an asset’s estimated useful life takes a number of factors into consideration, including technological change, normal depreciation and actual physical usage. If any of these assumptions subsequently change, the estimated useful life of the asset could change and result in an increase or decrease in depreciation expense. MMP’s terminals, pipelines and related equipment have estimated useful lives of three to 59 years, with a weighted-average asset life of approximately 37 years. If the estimates of these asset lives changed such that the average estimated asset life was reduced from 37 years to 32 years, our depreciation expense for 2007 would have increased by $10.3 million. Because our income taxes consist only of income apportioned to the state of Texas, changes to our income tax expense would be minimal; therefore, operating profit and net income would decrease by this same amount, which represents a decrease of 4% of our operating profit and assuming MMP’s net income allocation for the fourth quarter of 2007, net income would reduce $0.4 million or 1%. Such a change would impact basic and diluted net income per limited partner unit by less than $0.01 and would not materially impact our liabilities, equity or liquidity.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” This Statement requires, among other things, that entities; (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) recognize, with certain exceptions, pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) expense, as incurred, acquisition-related transaction costs; and (vi) capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (as amended) are met as of the acquisition date. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. We do not expect that the initial adoption of this Statement will have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements.” This Statement requires, among other things, that: (i) the non-controlling interest be clearly identified and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) all changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently (as equity transactions); (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment; and (v) sufficient disclosures be made to clearly identify and distinguish between the interests of the parent and the interests of non-controlling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. This statement will have a material impact on the presentation of our results of operation as the non-controlling owners’ interest in income will no longer be reported as a deduction in arriving at net income but instead reflected as income attributable to non-controlling interest. Additionally, components of our financial position will be materially impacted as the non-controlling owners interest will reported as a component of equity instead of being reported as a liability. We do not expect the Statement will have a material impact on our cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of mitigating volatility in reported earnings caused by measuring related assets and liabilities differently (without being required to apply complex hedge accounting provisions). We can make an election at the beginning of each fiscal year beginning after November 15, 2007 to adopt this standard. We currently do not plan to adopt this standard.

In January 2007, the FASB issued Revised Statement 133 Implementation Issue No. G19, “Cash Flow Hedges: Hedging Interest Rate Risk for the Forecasted Issuances of Fixed-Rate Debt Arising from a Rollover Strategy.” This Implementation Issue clarified that in a cash flow hedge of a variable-rate financial asset or liability, the designated risk being hedged cannot be the risk of changes in its cash flows attributable to changes in the specifically identified benchmark rate if the cash flows of the hedged transaction are explicitly based on a different index. This Implementation Issue did not have a material impact on our results of operations, financial position or cash flows.

In January 2007, the FASB issued Statement 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate.” This Implementation Issue clarified, given the guidance in Implementation Issue No. G19, that an entity may hedge the variability in cash flows by designating the hedged risk as the risk of overall changes in cash flows. This Implementation Issue did not have a material impact on our results of operations, financial position or cash flows.

In October 2006, the FASB adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 was required to be adopted for financial statements issued after December 15, 2006. We adopted SFAS No. 158 in December 2006 and, as a result, recorded an increase in our pension and postretirement liabilities of $17.6 million, with an offsetting increase to accumulated other comprehensive loss.

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

In September 2006, the FASB adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. While SFAS No. 157 will not impact our valuation methods, it will expand our disclosures of assets and liabilities which are recorded at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We adopted this standard in 2007 and its adoption did not have a material impact on our results of operations, financial position or cash flows.

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

In February 2006, the FASB issued FSP No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event.” This FSP provides that long-term equity incentive awards can still qualify for equity treatment if they contain a clause that allows for the payment of cash to award recipients under certain circumstances, such as a change in control of the general partner of a limited partnership. We adopted this FSP in February 2006 and its adoption did not have a material impact on our results of operations, financial position or cash flows.

Related Party Transactions

Affiliate Entity Transactions. Transactions between us and our affiliates are accounted for as affiliate transactions. MMP has a 50% ownership interest in Osage Pipeline and is paid a management fee for its operation. During each of 2005, 2006 and 2007, MMP received operating fees from Osage Pipeline of $0.7 million, which was reported as affiliate management fee revenue.

The following table summarizes affiliate costs and expenses that are reflected in the accompanying consolidated statements of income (in thousands):

	2005	2006	2007
MGG GP—allocated operating expenses	1,551	73,920	81,184
MGG GP—allocated G&A expenses	870	41,368	46,195
MGG MH—allocated G&A expenses	—	3,000	2,149

Under our services agreement with MMP, MMP reimbursed us for all payroll and benefit costs it incurred through December 24, 2005. On December 24, 2005, the employees necessary to conduct MMP’s operations were transferred to MGG GP and a new services agreement between MMP and MGG GP was executed.

Consequently, we and MMP now reimburse MGG GP for the costs of employees necessary to conduct our operations and administrative functions. The affiliate payroll and benefits accruals associated with this agreement at December 31, 2006 and 2007 were $18.8 million and $23.6 million, respectively. The long-term affiliate pension and benefits accrual associated with this agreement at December 31, 2006 and 2007 was $29.3 million and $22.4 million, respectively. We and MMP settle our respective affiliate payroll, payroll-related expenses and non-pension postretirement benefit costs with MGG GP on a monthly basis. MMP settles its long-term affiliate pension liabilities through payments to MGG GP when MGG GP makes contributions to its pension funds.

In June 2003, we agreed to reimburse MMP for G&A expenses (excluding equity-based compensation) in excess of a G&A cap as defined in MMP’s omnibus agreement. The amount of G&A costs required to be reimbursed to MMP was $3.3 million, $1.7 million and $4.1 million in 2005, 2006 and 2007, respectively. The owner of our general partner reimburses us for the same amounts we reimburse to MMP for these excess G&A expenses. We record the reimbursements from the owner of our general partner as a capital contribution from our general partner. Although this agreement does not expire until December 31, 2010, we do not expect that we will be required to make reimbursements to MMP for excess G&A costs beyond 2008.

A former executive officer of MMP GP had an investment in MGG MH. This former executive officer left the company during the fourth quarter of 2006 and at that time we were allocated $3.0 million of non-cash G&A compensation expense associated with certain distribution payments made by MGG MH to this individual over the previous three-year period. During 2007, we were allocated $2.1 million of non-cash G&A compensation expense, with a corresponding increase in partners’ capital, for payments by MGG MH made to one of MMP’s executive officers.

A former affiliate of MMP had indemnified MMP against certain environmental costs. The environmental indemnifications MMP had with its former affiliate were settled during 2004. We recognized a receivable from MMP’s former affiliate associated with the indemnification settlement of $33.9 million at December 31, 2006. See Indemnification Settlement in Note 19—Commitments and Contingencies for further discussion of these items.

In June 2003, we agreed to assume from MMP’s former affiliate certain indemnified obligations to MMP of $21.9 million. As of December 31, 2006, the obligations had been satisfied.

Other Related Party Transactions. We are partially owned by an affiliate of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”). During the period June 17, 2003 through January 30, 2007, one or more of the members of MMP GP’s and our general partner’s eight-member boards of directors were representatives of CRF. Our general partner’s board of directors and MMP GP’s board of directors adopted procedures internally to assure that MMP’s proprietary and confidential information was protected from disclosure to competing companies in which CRF owned an interest. As part of these procedures, CRF agreed that none of its representatives would serve on our or MMP GP’s board of directors and on the boards of directors of competing companies in which CRF owned an interest. CRF is part of an investment group that has purchased Knight, Inc. (formerly known as Kinder Morgan, Inc.). To alleviate competitive concerns the Federal Trade Commission (“FTC”) raised regarding this transaction, CRF agreed with the FTC to permanently remove their representatives from our general partner’s board of directors and MMP GP’s board of directors. CRF’s agreement with the FTC was announced on January 25, 2007, and as of January 30, 2007, all of the representatives of CRF voluntarily resigned from the boards of directors of our general partner and MMP GP.

During periods that CRF had representatives on our and MMP GP’s board of directors, CRF had total combined general and limited partner interests in SemGroup, L.P. (“SemGroup”) of approximately 30%. During that period, one of the members of the seven-member board of directors of SemGroup’s general partner was a representative of CRF, with three votes on that board. Through its affiliates, MMP was a party to a number of arms-length transactions with SemGroup and its affiliates, which MMP had historically disclosed as related party transactions. For accounting purposes, we have not classified SemGroup as a related party since the voluntary resignation of the CRF representatives from our general partner’s board of directors and MMP GP’s board of directors as of January 30, 2007. A summary of MMP’s transactions with SemGroup during the period January 25, 2005 through January 30, 2007 is provided in the following table (in millions):

	January 25, 2005 through December 31, 2005	Year Ended December 31, 2006	January 1, 2007 through January 30, 2007
Product sales revenues	$144.8	$177.1	$20.5
Product purchases	90.0	63.2	14.5
Terminalling and other services revenues	5.9	4.4	0.3
Storage tank lease revenue	2.8	3.4	0.4
Storage tank lease expense	1.0	1.0	0.1

In addition to the above, MMP provides common carrier transportation services to SemGroup. As of December 31, 2006, MMP had recognized a receivable of $4.0 million from and a payable of $18.8 million to SemGroup and its affiliates. The receivable was included with the accounts receivable amount and the payable was included with the accounts payable amount on our December 31, 2006 consolidated balance sheets.

In February 2006, MMP signed an agreement with an affiliate of SemGroup under which MMP agreed to construct two 200,000 barrel tanks on its property at El Dorado, Kansas, to sell these tanks to SemGroup’s affiliate and to lease these tanks back under a 10-year operating lease. During 2006, MMP received $6.1 million associated with this transaction from SemGroup’s affiliate, which was reported as proceeds from sale of assets on our consolidated statements of cash flows that accompany this report. MMP received no funds associated with this transaction during the 2007 period in which SemGroup was classified as a related party.

During the period January 1, 2005 through June 25, 2007, CRF had an ownership interest in the general partner of Buckeye Partners, L.P. (“Buckeye”). In 2005, MMP incurred $0.3 million of operating expenses with Norco Pipe Line Company, LLC, which is a subsidiary of Buckeye. MMP incurred no operating expenses with Buckeye or its subsidiaries during 2006 or 2007.

During May 2005, MMP’s general partner’s board of directors appointed John P. DesBarres as an independent board member. Mr. DesBarres currently serves as a board member for American Electric Power Company, Inc., of Columbus, Ohio (“AEP”). For the period May 1, 2005 through December 31, 2005, and the years ended December 31, 2006 and 2007, MMP’s operating expenses included $1.7 million, $2.9 million and $2.7 million, respectively, of power costs incurred with Public Service Company of Oklahoma (“PSO”), which is a subsidiary of AEP. MMP had no amounts payable to or receivable from PSO or AEP at December 31, 2006 or 2007.

Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, MMP GP receives approximately 50%, including its approximate 2% general partner interest, of any incremental cash distributed per MMP limited partner unit. Because we own MMP GP, we benefit from these distributions. As of December 31, 2007, the executive officers of our general partner collectively owned approximately 3.0% of MGG MH, which owns 14% of our limited partner interests; therefore, the executive officers of our general partner also indirectly benefit from these distributions. In 2005, 2006 and 2007, distributions paid to MMP GP based on its general partner interest and incentive distribution rights totaled $30.1 million, $56.3 million and $70.3 million, respectively. In addition, during 2005, we received distributions totaling $5.0 million related to the MMP common and subordinated limited partner units we owned at the time.

During February 2006, we sold 35% of our limited partner units in an initial public offering. The net proceeds of which were distributed to MGG MH, the previous owners of these units. In connection with the closing of this offering, MMP’s partnership agreement was amended to remove the requirement for MMP GP to maintain its 2% interest in any future offering of MMP limited partner units. In addition, MMP’s partnership agreement was amended to restore the incentive distribution rights to the same level as before an amendment was made in connection with MMP’s October 2004 pipeline system acquisition, which reduced the incentive distributions paid to MMP GP by $5.0 million for 2005 and $3.0 million for 2006. In return, we made a capital contribution to MMP on February 9, 2006 equal to the present value of the remaining reductions in incentive distributions, or $4.2 million.

MMP issued limited partner units in January 2007 in connection with its long-term incentive compensation plan. MMP GP did not make equity contributions associated with these issuances and, as a result, its general partner ownership interest was reduced from 2.0% to 1.995%. See Note 24—Subsequent Events for a discussion of further changes in MMP GP’s general partner ownership interest.

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

The following are among the important factors that could cause future results to differ materially from any projected, forecasted, estimated or budgeted amounts we have discussed in this report:

•	our ability to pay distributions to our unitholders;

•	our expected receipt of distributions from MMP;

•	price fluctuations for natural gas liquids and refined petroleum products;

•	overall demand for natural gas liquids, refined petroleum products, natural gas, oil and ammonia in the United States;

•	weather patterns materially different than historical trends;

•	development of alternative energy sources;

•	increased use of biofuels such as ethanol and biodiesel;

•	changes in demand for storage in MMP’s petroleum products terminals;

•	changes in supply patterns for MMP’s marine terminals due to geopolitical events;

•	our and MMP’s ability to manage interest rate and commodity price exposures;

•	MMP’s ability to satisfy its product purchase obligations at historical purchase terms;

•	changes in MMP’s tariff rates implemented by the FERC, the United States Surface Transportation Board and state regulatory agencies;

•	shut-downs or cutbacks at major refineries, petrochemical plants, ammonia production facilities or other businesses that use or supply MMP’s services;

•

changes in the throughput or interruption in service on petroleum products pipelines owned and operated by third parties and connected to MMP’s petroleum products terminals or petroleum products pipeline system;

•	loss of one or more of MMP’s three customers on its ammonia pipeline system;

•	an increase in the competition MMP’s operations encounter;

•	the occurrence of an operational hazard or unforeseen interruption for which MMP is not adequately insured;

•	the treatment of us or MMP as a corporation for federal or state income tax purposes or if we or MMP become subject to significant forms of other taxation;

•	MMP’s ability to identify growth projects or to complete identified growth projects on time and at projected costs;

•	MMP’s ability to make and integrate acquisitions and successfully complete its business strategy;

•	changes in general economic conditions in the United States;

•	changes in laws or regulations to which we and MMP are subject, including tax withholding issues, safety, environmental and employment laws and regulations;

•	the cost and effects of legal and administrative claims and proceedings against us or MMP and its subsidiaries;

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

•	the ability of third parties to pay the amounts owed to MMP;

•	conflicts of interests between us, our general partner, MMP and MMP’s general partner;

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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

MMP is exposed to market risk through changes in commodity prices and interest rates and has established policies to monitor and control these market risks. MMP also enters into derivative agreements to help manage its exposure to commodity price and interest rate risks.

As of December 31, 2007, MMP had $163.5 million outstanding on its variable rate revolving credit facility. MMP had no other variable rate debt outstanding; however, because of an interest rate swap agreement discussed below, MMP is exposed to interest rate market risk on an additional $100.0 million of its debt. Considering this interest rate swap agreement and the amount outstanding on its revolving credit facility as of December 31, 2007, MMP’s annual interest expense would change by $0.3 million if LIBOR were to change by 0.125%. At December 31, 2006, MMP had $20.5 million outstanding on its variable rate revolving credit facility and was exposed to interest rate market risk on an additional $350.0 million of its debt through interest rate swap agreements.

During October 2004, MMP entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016. MMP has accounted for this interest rate hedge as a fair value hedge. The notional amount of the interest rate swap agreement is $100.0 million. Under the terms of the agreement, MMP receives 5.65% (the interest rate of the $250.0 million senior notes) and pays LIBOR plus 0.6%. This hedge effectively converts $100.0 million of MMP’s 5.65% fixed-rate debt to floating-rate debt. The interest rate swap agreement began on October 15, 2004 and expires on October 15, 2016. Payments settle in April and October of each year with LIBOR set in arrears. MMP recognized a deferred liability of $1.2 million and a long-term asset of $2.7 million at December 31, 2006 and 2007, respectively, for the fair value of this agreement.

MMP uses derivatives to help it manage product purchases and sales. Derivatives that qualify for and are designated as normal purchases and sales are accounted for using traditional accrual accounting. As of December 31, 2007 and 2006, MMP had commitments under forward purchase contracts for product purchases that will be accounted for as normal purchases totaling approximately $57.8 million and $1.7 million, and commitments under forward sales contracts for product sales that will be accounted for as normal sales totaling approximately $76.1 million and $36.1 million. The increase in the amounts of forward purchase and sales contracts from December 31, 2006 to December 31, 2007 primarily relate to MMP addressing market conditions associated with its butane blending activities.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements. Management believes that the design and operation of our internal control over financial reporting at December 31, 2007 are effective.

We assessed our internal control system using the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” criteria). As of December 31, 2007, based on the results of our assessment, management believes that we have no material weaknesses in internal control over our financial reporting. We maintained effective internal control over financial reporting as of December 31, 2007 based on COSO criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007, is included below under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

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

We have audited Magellan Midstream Holdings, L.P.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Magellan Midstream Holdings, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Magellan Midstream Holdings, L.P.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Magellan Midstream Holdings, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Magellan Midstream Holdings, L.P. as of December 31, 2007 and 2006, and the related consolidated statements of income, partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2007 of Magellan Midstream Holdings, L.P. and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tulsa, Oklahoma

February 27, 2008

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Magellan Midstream Holdings GP, LLC

General Partner of Magellan Midstream Holdings, L.P.

and the Limited Partners of Magellan Midstream Holdings, L.P.

We have audited the accompanying consolidated balance sheets of Magellan Midstream Holdings, L.P. as of December 31, 2007 and 2006, and the related consolidated statements of income, partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of Magellan Midstream Holdings, L.P.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magellan Midstream Holdings, L.P. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, effective December 31, 2006, Magellan Midstream Holdings, L.P. adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Magellan Midstream Holdings, L.P.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tulsa, Oklahoma

February 27, 2008

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

	Year Ended December 31,
	2005	2006	2007
Transportation and terminals revenues	$501,324	$559,321	$608,781
Product sales revenues	636,209	664,569	709,564
Affiliate management fee revenues	667	690	712

Total revenues	1,138,200	1,224,580	1,319,057
Costs and expenses:
Operating	229,720	243,860	250,935
Product purchases	582,631	605,341	633,909
Depreciation and amortization	71,655	76,200	79,140
Affiliate general and administrative	61,506	69,503	74,859

Total costs and expenses	945,512	994,904	1,038,843
Equity earnings	3,104	3,324	4,027

Operating profit	195,792	233,000	284,241
Interest expense	62,368	54,786	54,956
Interest income	(9,278)	(4,791)	(2,851)
Interest capitalized	(817)	(2,371)	(4,452)
Non-controlling owners’ interest in income of consolidated subsidiaries	124,623	148,292	175,356
Write-off of unamortized debt placement costs	6,413	—	—
Debt placement fee amortization	2,247	1,925	1,554
Debt prepayment premium	—	—	1,984
Other (income) expense	(1,312)	653	728

Income before provision for income taxes	11,548	34,506	56,966
Provision for income taxes	—	—	1,568

Net income	$11,548	$34,506	$55,398

Allocation of net income:
Portion applicable to ownership interests for the period before completion of initial public offering on February 15, 2006		$5,886	$—
Portion applicable to partners’ interest for the period after initial public offering		28,620	55,398

Net income		$34,506	$55,398

Allocation of net income (loss) applicable to partners’ interest for the period after initial public offering:
Limited partners’ interest		$33,069	$61,580
General partners’ interest		(4,449)	(6,182)

Net income		$28,620	$55,398

Basic and diluted net income per limited partner unit		$0.53	$0.98

Weighted average number of limited partner units outstanding used for basic and diluted net income per limited partner unit calculation		62,647	62,650

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$6,977	$938
Restricted cash	5,283	—
Accounts receivable (less allowance for doubtful accounts of $51 and $10 at December 31, 2006 and 2007, respectively)	51,730	62,834
Other accounts receivable	47,208	10,700
Affiliate accounts receivable	71	60
Inventory	91,550	120,462
Other current assets	8,369	10,919

Total current assets	211,188	205,913
Property, plant and equipment	2,426,954	2,602,235
Less: accumulated depreciation	382,212	455,020

Net property, plant and equipment	2,044,742	2,147,215
Equity investments	24,087	24,324
Long-term receivables	7,239	7,801
Goodwill	11,902	11,902
Other intangibles (less accumulated amortization of $5,196 and $6,743 at December 31, 2006 and 2007, respectively)	8,633	7,086
Debt placement costs (less accumulated amortization of $6,914 and $2,170 at December 31, 2006 and 2007, respectively)	5,239	6,368
Other noncurrent assets	3,478	6,322

Total assets	$2,316,508	$2,416,931

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$55,549	$39,643
Affiliate payroll and benefits	18,847	23,623
Accrued interest payable	9,266	7,197
Accrued taxes other than income	17,460	21,039
Environmental liabilities	34,952	36,127
Deferred revenue	22,901	20,797
Accrued product purchases	63,098	43,230
Current portion of long-term debt	272,678	—
Other current liabilities	26,524	29,866

Total current liabilities	521,275	221,522
Long-term debt	518,609	914,536
Long-term affiliate pension and benefits	29,278	22,370
Other deferred liabilities	59,311	52,446
Environmental liabilities	22,260	21,491
Non-controlling owners’ interests of consolidated subsidiaries	1,114,843	1,131,739
Commitments and contingencies
Partners’ capital :
Common unitholders (62,647 units outstanding at December 31, 2006 and 2007)	47,541	44,916
General partner	13,478	12,505
Accumulated other comprehensive loss	(10,087)	(4,594)

Total partners’ capital	50,932	52,827

Total liabilities and partners’ capital	$2,316,508	$2,416,931

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2006	2007
Operating Activities:
Net income	$11,548	$34,506	$55,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,655	76,200	79,140
Debt placement fee amortization	2,247	1,925	1,554
Debt prepayment premium	—	—	1,984
Write-off of unamortized debt placement costs	6,413	—	—
Loss on sale and retirement of assets	9,803	8,031	8,548
Gain on interest rate hedge	(1,035)	—	(226)
Equity earnings	(3,104)	(3,324)	(4,027)
Distributions from equity investment	3,300	4,125	3,800
Equity method incentive compensation expense	—	1,770	3,076
Pension settlement expense and amortization of prior service cost and net actuarial loss	—	—	1,833
Non-controlling owners’ interest in income of consolidated subsidiaries	124,623	148,292	175,356
Changes in operating assets and liabilities (Note 5)	(2,265)	45,090	(33,171)

Net cash provided by operating activities	223,185	316,615	293,265
Investing Activities:
Purchases of marketable securities	(70,625)	—	—
Sales of marketable securities	178,677	—	—
Property, plant and equipment:
Additions to property, plant and equipment	(92,791)	(168,544)	(190,182)
Proceeds from sale of assets	2,994	6,313	961
Changes in accounts payable	—	13,934	(4,434)
Partial buyout of third-party supply obligation	(7,566)	—	—
Acquisition of business	(55,263)	—	—
Acquisitions of assets	(10,863)	—	—

Net cash used by investing activities	(55,437)	(148,297)	(193,655)
Financing Activities:
Distributions paid	(581,280)	(715,316)	(233,127)
Net borrowings under revolver	13,000	7,500	143,000
Borrowings under notes	275,000	—	248,900
Payments on notes	(540,100)	(14,345)	(272,555)
Borrowings on affiliate note	—	1,960	—
Payments on affiliate note	—	(1,960)	—
Capital contributions by affiliate	272,456	17,918	5,218
Debt placement costs	(3,079)	(426)	(2,683)
Payment of debt prepayment premium	—	—	(1,984)
Net receipt from financial derivatives	1,035	—	4,556
Sales of MMP limited partner units to public (less underwriters’ commissions and payment of offering costs)	400,167	—	—
Sales of our limited partner units to public (less underwriters’ commissions and payment of offering costs)	—	506,751	—
Change in outstanding checks	—	—	3,026
Other	48	14	—

Net cash used by financing activities	(162,753)	(197,904)	(105,649)

Change in cash and cash equivalents	4,995	(29,586)	(6,039)
Cash and cash equivalents at beginning of period	31,568	36,563	6,977

Cash and cash equivalents at end of period	$36,563	$6,977	$938

Supplemental non-cash financing activity:
Issuance of MMP common units in settlement of 2004 long-term incentive plan awards	$—	$—	$7,406

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)

(In thousands)

	Common	General Partner	Accumulated Other Comprehensive Loss	Total Partners’ Capital (Deficit)
Balance, January 1, 2005	$(41,688)	$14	$(1,441)	$(43,115)
Comprehensive income:
Net income	11,548	—	—	11,548
Amortization of loss on cash flow hedges	—	—	210	210
Additional minimum pension liability	—	—	(343)	(343)

Total comprehensive income				11,415
Affiliate capital contributions	272,456	—	—	272,456
Distributions	(455,916)	—	—	(455,916)
Other	(67)	—	1	(66)

Balance, December 31, 2005	(213,667)	14	(1,573)	(215,226)
Comprehensive income:
Net income (loss)	38,955	(4,449)	—	34,506
Amortization of net loss on cash flow hedges	—	—	212	212
Net gain on cash flow hedges	—	—	236	236
Adjustment to additional minimum pension liability	—	—	343	343

Total comprehensive income				35,297
Adjustment to recognize the funded status of our affiliate postretirement plans	—	—	(9,305)	(9,305)
Issuance of common units to public (22 million units)	506,751	—	—	506,751
Adjustment to reflect gain on sale of MMP units following the termination of MMP’s subordination period	277,392	—	—	277,392
Affiliate capital contributions	—	17,918	—	17,918
Distributions	(563,678)	(3)	—	(563,681)
Equity method incentive compensation expense	1,770	—	—	1,770
Other	18	(2)	—	16

Balance, December 31, 2006	47,541	13,478	(10,087)	50,932
Comprehensive income:
Net income (loss)	61,580	(6,182)	—	55,398
Net gain on cash flow hedges	—	—	5,018	5,018
Amortization of net gain on cash flow hedges	—	—	(419)	(419)
Pension settlement expense and amortization of prior service cost and net actuarial loss	—	—	1,833	1,833
Adjustment to recognize the funded status of our affiliate postretirement plans	—	—	(939)	(939)

Total comprehensive income				60,891
Affiliate capital contributions	—	5,218	—	5,218
Distributions	(67,252)	(9)	—	(67,261)
Equity method incentive compensation expense	3,076	—	—	3,076
Other	(29)	—	—	(29)

Balance, December 31, 2007	$44,916	$12,505	$(4,594)	$52,827

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO FINANCIAL STATEMENTS

1. Organization,	Basis of Presentation and Description of Business

Unless indicated otherwise, the terms “our,” “we,” “us” and similar language refer to Magellan Midstream Holdings, L.P. We were formed in April 2003 as a Delaware limited partnership to hold ownership interests in Magellan Midstream Partners, L.P. and Magellan GP, LLC.

We completed an initial public offering of our common units representing limited partner interests in us (“limited partner units”) and became a publicly traded Delaware limited partnership effective February 15, 2006. See Note 2—Initial Public Offering and Sale of Units by MGG MH for further discussion of this matter.

Magellan Midstream Holdings GP, LLC, a Delaware limited liability company, serves as our general partner and owns an approximate 0.01% general partner interest in us. MGG Midstream Holdings, L.P. owns approximately 14% of our limited partner units and the public owns approximately 86%. MGG Midstream Holdings, L.P. owns all of the membership interests of Magellan Midstream Holdings GP, LLC. Our organizational structure at December 31, 2007 and that of our affiliate entities, as well as how we refer to these entities in our notes to consolidated financial statements, are provided below.

We sold all of our limited partner interests in MMP, a publicly-traded Delaware partnership, during 2004 and 2005. We own 100% of MMP GP, a Delaware limited liability company. MMP GP owns an approximate 2% general partner interest in MMP and all of MMP’s incentive distribution rights. MMP GP serves as MMP’s general partner. Through our ownership of MMP GP, we have control of and, therefore, consolidate MMP (see Note 3—Summary of Significant Accounting Policies—Basis of Presentation). We have no operations other than those of MMP and our operating cash flows are totally dependent upon MMP. Therefore, the Description of Business discussion below relates to MMP.

MMP, together with its subsidiaries, owns and operates a petroleum products pipeline system, petroleum products terminals and an ammonia pipeline system.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MMP’s Operating Segments

Petroleum Products Pipeline System. MMP’s petroleum products pipeline system includes 8,500 miles of pipeline and 47 terminals that provide transportation, storage and distribution services. MMP’s petroleum products pipeline system covers a 13-state area extending from Texas through the Midwest to Colorado, North Dakota, Minnesota, Wisconsin and Illinois. The products transported on MMP’s pipeline system are primarily gasoline, distillates, LPGs and aviation fuels. Product originates on the system from direct connections to refineries and interconnects with other interstate pipelines for transportation and ultimate distribution to retail gasoline stations, truck stops, railroads, airports and other end-users. MMP also owns an agreement to supply petroleum products to a customer in the west Texas markets. The purchase, transportation and resale of petroleum products associated with this supply agreement have been included in the petroleum products pipeline segment. See Note 24—Subsequent Events for recent events involving our product supply agreement. MMP has an ownership interest in Osage Pipe Line Company, LLC (“Osage Pipeline”) ,which owns the 135-mile Osage Pipeline that transports crude oil from Cushing, Oklahoma to El Dorado, Kansas and has connections to National Cooperative Refining Association’s (“NCRA”) refinery in McPherson, Kansas and the Frontier refinery in El Dorado, Kansas. MMP’s petroleum products blending and fractionation operations are also included in the petroleum products pipeline system segment.

Petroleum Products Terminals. Most of MMP’s petroleum products terminals are strategically located along or near third-party pipelines or petroleum refineries. The petroleum products terminals provide a variety of services such as distribution, storage, blending, inventory management and additive injection to a diverse customer group including governmental customers and end-users in the downstream refining, retail, commercial trading, industrial and petrochemical industries. Products stored in and distributed through the petroleum products terminal network include refined petroleum products, blendstocks, crude oils, heavy oils and feedstocks. The terminal network consists of seven marine terminals and 27 inland terminals. Five of MMP’s marine terminal facilities are located along the Gulf Coast and two marine terminal facilities are located on the East Coast. MMP’s inland terminals are located primarily in the southeastern United States.

Ammonia Pipeline System. The ammonia pipeline system consists of a 1,100-mile ammonia pipeline and six company-owned terminals. Shipments on the pipeline primarily originate from ammonia production plants located in Borger, Texas and Enid and Verdigris, Oklahoma for transport to terminals throughout the Midwest. The ammonia transported through the system is used primarily as nitrogen fertilizer.

2. Initial	Public Offering and Sale of Units by MGG MH

Initial Public Offering

On February 15, 2006, we completed an initial public offering of our limited partner units. The managing underwriters for this transaction were Citigroup Global Markets, Inc., Lehman Brothers, Inc., Goldman Sachs & Company and Wachovia Securities. In this transaction, we issued and sold 22.0 million of our limited partner units to the public, which represented 35% of our limited partner units at $24.50 per unit. The other 40.6 million units, representing 65% of our limited partner units, were owned at that time by MGG MH. We received gross proceeds of $539.0 million from the sale and net proceeds were $506.8 million, after underwriter commissions of $28.3 million, legal, accounting and other professional fees of $2.6 million and a structuring fee of $1.3 million. The net proceeds were distributed to MGG MH, the previous owners of those units.

Sale of Units by MGG MH

On April 3, 2007, we entered into a Common Unit Purchase Agreement (the “Purchase Agreement”) in connection with the direct sale of 23.3 million common units (the “Purchased Units) representing limited partner interests in us by MGG MH to a number of purchasers (the “Purchasers”). We did not receive any of the

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proceeds of this sale. This sale reduced MGG MH’s ownership in our limited partner units from 65% to 28%. In the Purchase Agreement, we made certain representations and warranties to the Purchasers regarding the validity of the common units and the status of our partnership.

In connection with this Purchase Agreement, we also entered into a Registration Rights Agreement with the purchasers of the common units (the “Registration Rights Agreement”). The Registration Rights Agreement required us to file a shelf registration statement with the Securities and Exchange Commission (“SEC”) by June 2, 2007, providing for the resale from time to time of the Purchased Units held by the Purchasers. The required registration statement was filed with the SEC prior to June 2, 2007, and was declared effective on June 6, 2007. The Registration Rights Agreement contains provisions which allow us, under certain circumstances, the right to delay the Purchasers from selling their common units; however, this delay right is limited to 60 days in any 180-day period and 90 days in any 365-day period.

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

Further, the Registration Rights Agreement contains certain provisions which grant certain of the Purchasers the right to join us, or “piggyback,” if we are selling our common units in a primary offering or another party’s common units in a secondary offering, so long as the managing underwriter agrees that a piggyback secondary offering of the common units will not have an adverse effect on the offering of common units. All of our registration obligations under the Registration Rights Agreement, excluding the piggyback rights, expire on April 3, 2008. The piggyback rights expire April 3, 2009.

In September 2007, MGG MH sold 8.5 million limited partner units in us in a secondary offering. We did not receive any of the proceeds from these sales. This offering was made pursuant to the current shelf registration statement and supplemental prospectus filed by us with the SEC. MGG MH’s limited partner ownership interest in us decreased from 28% to 14% following this transaction.

3.	Summary of Significant Accounting Policies

Basis of Presentation. Our ownership of MMP has historically included our ownership of limited partner interests of MMP, our ownership of MMP GP, which is MMP’s general partner, and our ownership of all of the incentive distribution rights in MMP. During 2004 and 2005, we sold all of our limited partner interests in MMP. Our sole ownership of MMP GP currently provides us with an approximate 2% general partner interest in MMP. Our general partner interest gives us control of MMP as the limited partner interests of MMP: (i) do not have the substantive ability to dissolve MMP, (ii) can remove MMP GP as MMP’s general partner only with a supermajority vote of MMP’s common units representing limited partner interest in it (“ MMP limited partner units”) and the MMP limited partner units which can be voted in such an election are restricted, and (iii) the MMP limited partners do not possess substantive participating rights in MMP’s operations. Therefore, our consolidated financial statements include the assets, liabilities and cash flows of MMP GP and MMP.

At December 31, 2007, we had no substantial assets and liabilities other than those of MMP, which we consolidate. Our consolidated balance sheet includes non-controlling owners’ interests of consolidated subsidiaries, which reflect the proportion of MMP owned by its partners other than us. MMP’s outside ownership interest was approximately 98.0% at December 31, 2005, 2006 and 2007. See Note 24—Subsequent Events for a discussion of changes in our ownership interest in MMP, which occurred after December 31, 2007. In addition, our consolidated balance sheet reflects adjustments to the historical amounts reflected on MMP’s balance sheet

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the fair value of our proportionate share of MMP’s assets and liabilities at the time of our acquisition of MMP and MMP GP. Our only cash-generating asset is our ownership interest in MMP GP, which owns the general partner interest and incentive distribution rights in MMP. Therefore, our operating cash flows are dependent upon MMP’s ability to make cash distributions and the distributions we receive are subject to MMP’s cash distribution policies.

Our consolidated financial statements include MMP’s petroleum products pipeline system, petroleum products terminals and ammonia pipeline system. All intercompany transactions have been eliminated.

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

Restricted Cash. Restricted cash included cash held by MMP pursuant to the terms of the Magellan Pipeline Company, L.P. (“Magellan Pipeline”) notes (see Note 14—Debt).

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable represent valid claims against non-affiliated customers and are recognized when products are sold or services are rendered. MMP extends credit terms to certain customers based on historical dealings and to other customers after a review of various credit indicators, including the customers’ credit rating. An allowance for doubtful accounts is established for all or any portion of an account where collections are considered to be at risk and reserves are evaluated no less than quarterly to determine their adequacy. Judgments relative to at-risk accounts include the customers’ current financial condition, the customers’ historical relationship with MMP and current and projected economic conditions. Accounts receivable are written off when the account is deemed uncollectible.

Inventory Valuation. Inventory is comprised primarily of refined petroleum products, natural gas liquids, transmix and additives, which are stated at the lower of average cost or market.

Property, Plant and Equipment. Property, plant and equipment consist primarily of pipeline, pipeline-related equipment, storage tanks and terminal facility equipment. Property, plant and equipment are stated at cost except for impaired assets. Impaired assets are recorded at fair value on the last impairment evaluation date for which an adjustment was required. At the time of our acquisition of general and limited partner interests in MMP on June 17, 2003, we recorded MMP’s property, plant and equipment at 54.6% of their fair values and at 46.4% of their historical carrying values as of June 17, 2003, reflecting our ownership percentages in MMP at that time.

Most of MMP’s assets are depreciated individually on a straight-line basis over their useful lives; however, the individual components of certain assets, such as some of MMP’s older tanks, are grouped together into a composite asset and those assets are depreciated using a composite rate. MMP assigns asset lives based on reasonable estimates when an asset is placed into service. Subsequent events could cause MMP to change its

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimates, which would impact the future calculation of depreciation expense. The depreciation rates for most of MMP’s pipeline assets are approved and regulated by the FERC. Assets with the same useful lives and similar characteristics are depreciated using the same rate. The range of depreciable lives by asset category is detailed in Note 9—Property, Plant and Equipment.

The carrying value of property, plant and equipment sold or retired and the related accumulated depreciation is removed from our accounts and any associated gains or losses are recorded on our income statement in the period of sale or disposition.

Expenditures to replace existing assets are capitalized and the replaced assets are retired. Expenditures associated with existing assets are capitalized when they improve the productivity or increase the useful life of the asset. Direct project costs such as labor and materials are capitalized as incurred. Indirect project costs, such as overhead, are capitalized based on a percentage of direct labor charged to the respective capital project. Expenditures for maintenance, repairs and minor replacements are charged to operating expense in the period incurred.

Asset Retirement Obligation. We record asset retirement obligations under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations and Financial Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations (as amended).” SFAS No. 143 requires the fair value of a liability related to the retirement of long-lived assets be recorded at the time a legal obligation is incurred, if the liability can be reasonably estimated. When the liability is initially recorded, the carrying amount of the related asset is increased by the amount of the liability. Over time, the liability is accreted to its future value, with the accretion recorded to expense. FIN No. 47 clarified that where there is an obligation to perform an asset retirement activity, even though uncertainties exist about the timing or method of settlement, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be determined.

MMP’s operating assets generally consist of underground refined products and ammonia pipelines and related facilities along rights-of-way and above-ground storage tanks and related facilities. MMP’s rights-of-way agreements typically do not require the dismantling, removal and reclamation of the rights-of-way upon permanent removal of the pipelines and related facilities from service. Additionally, management is unable to predict when, or if, MMP’s pipelines, storage tanks and related facilities would become completely obsolete and require decommissioning. Accordingly, except for a $1.4 million liability associated with anticipated tank liner replacements, MMP has recorded no liability or corresponding asset in conjunction with SFAS No. 143 and FIN No. 47 because both the amounts and future dates of when such costs might be incurred are indeterminable.

Equity Investments. MMP accounts for investments greater than 20% in affiliates which it does not control by the equity method of accounting. Under this method, an investment is recorded at its acquisition cost, plus its equity in undistributed earnings or losses since acquisition, less distributions received and less amortization of excess net investment. Excess investment is the amount by which MMP’s initial investment exceeded its proportionate share of the book value of the net assets of the investment. Equity method investments are evaluated for impairment annually or whenever events or circumstances indicate that there is a loss in value of the investment which is other-than-temporary. In the event that MMP determines that the loss in value of an investment is other-than-temporary, it would record a charge to earnings to adjust the carrying value to fair value. MMP recorded no equity investment impairments during 2005, 2006 or 2007.

Goodwill and Other Intangible Assets. We have adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this Statement, goodwill, which represents the excess of cost over fair value of assets of businesses acquired, is no longer amortized but is evaluated periodically for impairment. Goodwill was $11.9

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million at December 31, 2006 and 2007. All of our reported goodwill was acquired in transactions involving MMP’s petroleum products terminals segment and therefore is all allocated to that segment.

The determination of whether goodwill is impaired is based on management’s estimate of the fair value of MMP’s reporting units as compared to their carrying values. Critical assumptions used in our estimates included: (i) time horizon of 20 years, (ii) revenue growth of 2.5% per year and expense growth of 2.5% per year, except general and administrative (“G&A”) costs with an assumed growth of 4.0% per year, (iii) weighted-average cost of capital of 10.3% based on assumed cost of debt of 6.5%, assumed cost of equity of 14.0% and a 50%/50% debt-to-equity ratio, (iv) capital spending growth of 2.5% and (v) 8 times earnings before interest, taxes and depreciation and amortization multiple for terminal value. We selected October 1 as our impairment measurement test date and have determined that our goodwill was not impaired as of October 1, 2006 or 2007. If impairment were to occur, the amount of the impairment would be charged against earnings in the period in which the impairment occurred. The amount of the impairment would be determined by subtracting the implied fair value of the reporting unit goodwill from the carrying amount of the goodwill.

Judgments and assumptions are inherent in management’s estimates used to determine the fair value of MMP’s operating segments. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the financial statements.

Other intangible assets are amortized over their estimated useful lives of 5 years up to 25 years. The weighted-average asset life of MMP’s other intangible assets at December 31, 2007 was approximately 10 years. The useful lives are adjusted if events or circumstances indicate there has been a change in the remaining useful lives. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the recoverability of the carrying amount of the intangible asset should be assessed. MMP recognized no impairments for other intangible assets in 2005, 2006 or 2007. Amortization of other intangible assets was $1.4 million, $1.6 million and $1.5 million during 2005, 2006 and 2007, respectively.

Impairment of Long-Lived Assets. We have adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with this Statement, MMP evaluates its long-lived assets of identifiable business activities, other than those held for sale, for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. The amount of the impairment recognized is calculated as the excess of the carrying amount of the asset over the fair value of the assets, as determined either through reference to similar asset sales or by estimating the fair value using a discounted cash flow approach.

Long-lived assets to be disposed of through sales that meet specific criteria are classified as “held for sale” and are recorded at the lower of their carrying value or the estimated fair value less the cost to sell. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change. We had no assets classified as “held for sale” during 2005, 2006 or 2007.

Judgments and assumptions are inherent in management’s estimate of undiscounted future cash flows used to determine recoverability of an asset and the estimate of an asset’s fair value used to calculate the amount of impairment to recognize. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the financial statements. We recorded no impairments relative to MMP’s long-lived assets during 2005.

In 2006, MMP recognized a $3.0 million charge against the earnings of its petroleum products pipeline system segment associated with an impairment of its Menard, Illinois terminal. This impairment charge was

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included in operating expenses on our consolidated statement of income for 2006 and in the petroleum products pipeline system segment amounts in the table included in Note 18—Segment Disclosures for the year ended December 31, 2006. The carrying value of the Menard, Illinois terminal prior to the impairment was $3.6 million. The fair value of the terminal was determined using probability-weighted discounted cash flow techniques.

In 2007, MMP recognized $2.2 million in charges against the earnings of its petroleum products pipeline system segment associated with the impairment of certain sections of its pipeline in Illinois and Missouri, most of which were idle. The impairment charges were included in operating expenses on our consolidated statements of income for 2007 and in the petroleum products pipeline system segment amounts in the table included in Note 18—Segment Disclosures for the year ended December 31, 2007. One impairment analysis was initiated as a result of an offer from a third party to acquire a section of pipe. The carrying value of the pipeline prior to the impairment was $3.0 million. The fair value of this asset ($1.7 million) was determined using discounted cash flow techniques. The other impairment analysis was initiated when management declared its intention to cease maintenance on a certain section of pipe. The $0.9 million carrying value of this section of pipe was completely written off.

Lease Financings. Direct financing leases are accounted for such that the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor is recorded as the gross investment in the lease. The net investment in the lease is the difference between the total minimum lease payment receivable and the associated unearned income.

Debt Placement Costs. Costs incurred for debt borrowings are capitalized as paid and amortized over the life of the associated debt instrument using the effective interest method. When debt is retired before its scheduled maturity date, any remaining placement costs associated with that debt are written off. When MMP increases the borrowing capacity of its revolving credit facility, the unamortized deferred costs associated with the old revolving credit facility, any fees paid to the creditor and any third-party cost incurred are capitalized and amortized over the term of the new revolving credit facility.

Capitalization of Interest. Interest on borrowed funds is capitalized on projects during construction based on the weighted average interest rate of MMP’s debt. MMP capitalizes interest on all construction projects requiring three months or longer to complete with total costs exceeding $0.5 million.

Pension and Postretirement Medical and Life Benefit Obligations. MGG GP sponsors three pension plans, which cover substantially all of its employees, a postretirement medical and life benefit plan for selected employees and a defined contribution plan. Our affiliate pension and postretirement benefit liabilities represent the funded status of the present value of benefit obligations of these plans.

MGG GP’s pension, postretirement medical and life benefits costs are developed from actuarial valuations. Actuarial assumptions are established to anticipate future events and are used in calculating the expense and liabilities related to these plans. These factors include assumptions management makes with regard to interest rates, expected investment return on plan assets, rates of increase in health care costs, turnover rates and rates of future compensation increases, among others. In addition, subjective factors such as withdrawal and mortality rates are used to develop actuarial valuations. Management reviews and updates these assumptions on an annual basis. The actuarial assumptions that MGG GP uses may differ from actual results due to changing market rates or other factors. These differences could result in a significant impact to the amount of pension and postretirement medical and life benefit expense we have recorded or may record.

Paid-Time Off Benefits. Affiliate liabilities for paid-time off benefits are recognized for all employees performing services for MMP or us when earned by those employees. We recognized affiliate paid-time off liabilities of $8.0 million and $8.8 million at December 31, 2006 and 2007, respectively. These balances

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

represent the remaining vested paid-time off benefits of employees who support MMP and us. Affiliate liabilities for paid-time off are reflected in the affiliate payroll and benefits balances of the consolidated balance sheets.

Derivative Financial Instruments. We use interest rate derivatives to help manage interest rate risk. We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Financial Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet at fair value as either assets or liabilities.

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

As part of MMP’s risk management process, it assesses the creditworthiness of the financial and other institutions with which it executes financial derivatives. MMP uses, or has used, derivative agreements primarily for fair value hedges of its debt, cash flow hedges of forecasted debt transactions and for forward purchases and forward sales of petroleum products. Such financial instruments involve the risk of non-performance by the counterparty, which could result in material losses to MMP.

Derivatives that qualify for and for which MMP designates as normal purchases and sales are exempted from the fair value accounting requirements of SFAS No. 133, as amended, and are accounted for using traditional accrual accounting. As of December 31, 2007, MMP had commitments under future contracts for product purchases that will be accounted for as normal purchases totaling approximately $57.8 million. Additionally, MMP had commitments at December 31, 2007 under future contracts for product sales that will be accounted for as normal sales totaling approximately $76.1 million.

We generally report gains, losses and any ineffectiveness from interest rate derivatives in other income in our results of operations. We recognize the effective portion of cash flow hedges, which hedge against changes in interest rates, as adjustments to other comprehensive income. We record the non-current portion of unrealized gains or losses associated with fair value hedges on long-term debt as adjustments to long-term debt on the balance sheet with the current portion recorded as adjustments to interest expense.

See Comprehensive Income in this Note 3 below for details of the derivative gains and losses included in accumulated other comprehensive loss.

Revenue Recognition. Petroleum pipeline and ammonia transportation revenues are recognized when shipments are complete. Injection service fees associated with customer proprietary additives are recognized upon injection to the customer’s product, which occurs at the time the product is delivered. Leased tank storage, pipeline capacity leases, terminalling, throughput, ethanol loading and unloading services, laboratory testing, data services, pipeline operating fees and other miscellaneous service-related revenues are recognized upon completion of contract services. Product sales are recognized upon delivery of the product to customers.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Transportation Revenue and Costs. Customers on MMP’s petroleum products pipeline are invoiced for transportation services when their product enters MMP’s system. At each period end, MMP records all invoiced amounts associated with products that have not yet been delivered (in-transit products) as a deferred liability. Additionally, at each period end MMP defers the direct costs it has incurred associated with these in-transit products until delivery occurs. These deferred costs are determined using judgments and assumptions that management considers reasonable.

Excise Taxes Charged to Customers. Revenues are recorded net of all amounts charged to MMP’s customers for excise taxes.

Variable-rate terminalling agreement. During 2006 and 2007, MMP had terminalling agreements with customers under which it provided storage rental and throughput fees based on discounted rates plus a variable fee, based on a percentage of the net profits from certain trading activities conducted by MMP’s customers. Under these agreements, MMP recognized the storage rental and throughput fees as the services were performed; however, MMP does not receive any revenue from the variable fee if the net trading profits fall below a specified amount or are negative. Therefore, the income MMP earns related to these shared trading profits is not determinable until the end of the contract term. MMP defers the recognition of this type of revenue until the end of the applicable contract term. MMP recognized $6.4 million of terminalling revenues when a contract term expired on January 31, 2006, $3.0 million when a contract term expired on December 31, 2006 and $2.8 million when a contract term expired on December 31, 2007.

Buy / Sell Arrangements. To help manage its supply of inventory and provide specific quantities and grades of products at various locations on its systems, MMP engages in certain buy / sell arrangements. For those transactions where MMP is the primary obligor and assumes credit risk and risk of ownership for the associated products, under Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Recording Revenue Gross as a Principle Versus Net as an Agent,” MMP records the gross amounts of such transactions in its consolidated statements of income. For those transactions where MMP acts as an agent, is not the primary obligor and does not assume the risk of ownership for the associated products, MMP records the net amount of such transactions in its consolidated statements of income. The gross amounts recognized under EITF No. 99-19 during 2005, 2006 and 2007 were insignificant.

G&A Expenses. Under our omnibus agreement, MMP pays MMP GP and MGG GP for direct and indirect G&A expenses incurred on MMP’s behalf. We reimburse MMP for G&A expenses it incurs in excess of a G&A cap and these costs are, in turn, reimbursed to us by MGG MH. We record these reimbursements as a capital contribution from our general partner and the associated expense is specifically allocated to our general partner.

Unit-Based Incentive Compensation Awards. MMP GP has issued incentive awards of MMP phantom units without distribution equivalent rights representing limited partner interests in MMP to certain employees of MGG GP who support MMP. MMP GP has also issued phantom units with distribution equivalent rights to certain of its directors. Additionally, our general partner has issued awards of phantom units to its directors. These awards are accounted for as prescribed in SFAS No. 123(R), “Share-Based Payments.”

Under SFAS No. 123(R), MMP classifies unit award grants as either equity or liabilities. Fair value for MMP award grants classified as equity is determined on the grant date of the award and this value is recognized as compensation expense ratably over the requisite service period. Fair value for MMP equity awards is calculated as the closing price of MMP’s common units representing limited partner interests in it on the grant date reduced by the present value of expected per-unit distributions to be paid by MMP during the requisite service period. MMP unit award grants classified as liabilities are re-measured at fair value on the close of business at each reporting period end until settlement date. Compensation expense for MMP liability awards for each period is the re-measured value of the award grants times the percentage of the requisite service period

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

completed less previously-recognized compensation expense. Compensation expense related to unit-based payments is included in operating and G&A expenses on our consolidated statements of income.

Certain MMP unit award grants include performance and other provisions, which can result in payouts to the recipients from zero up to 200% of the amount of the award. Additionally, certain MMP unit award grants are also subject to personal and other performance components which could increase or decrease the number of units to be paid out by 20%. Judgments and assumptions of the final award payouts are inherent in the accruals recorded for unit-based incentive compensation costs. The use of alternate judgments and assumptions could result in the recognition of different levels of unit-based incentive compensation costs in our financial statements.

Environmental. Environmental expenditures that relate to current or future revenues are expensed or capitalized based upon the nature of the expenditures. Expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental costs are probable and can be reasonably estimated. Environmental liabilities are recorded on an undiscounted basis except for those instances where the amounts and timing of the future payments are fixed or reliably determinable. MMP uses the risk-free interest rate to discount these liabilities. Expected payments on discounted liabilities are $0.2 million during each year in 2008, 2009, 2010 and 2011 and $0.1 million in 2012. A reconciliation of MMP’s undiscounted environmental liabilities to amounts reported on our consolidated balance sheets is as follows (in thousands):

	December 31,
	2006	2007
Aggregate undiscounted environmental liabilities	$62,721	$63,165
Amount of environmental liabilities discounted	(5,509)	(5,547)

Environmental liabilities as reported	$57,212	$57,618

Environmental liabilities are recorded independently of any potential claim for recovery. Accruals related to environmental matters are generally determined based on site-specific plans for remediation, taking into account currently available facts, existing technologies and presently enacted laws and regulations. Accruals for environmental matters reflect prior remediation experience and include an estimate for costs such as fees paid to contractors and outside engineering, consulting and law firms. Accrued costs include compensation and benefit expense of internal employees directly involved in remediation efforts. MMP maintains selective insurance coverage, which may cover all or portions of certain environmental expenditures. Receivables are recognized in cases where the realization of reimbursements of remediation costs is considered probable. MMP would sustain losses to the extent of amounts it has recognized as environmental receivables if the counterparties become insolvent or are otherwise unable to perform their obligations to MMP.

Management has determined that certain costs would have been covered by the indemnifications of MMP by a former affiliate, which have been settled (see Note 19—Commitments and Contingencies). Management makes judgments on what would have been covered by these indemnifications. All costs charged to MMP’s income that would have been covered by these indemnifications are charged directly to MMP’s general partner in determining MMP’s allocation of net income (see Non-Controlling Owners’ Interests of Consolidated Subsidiaries discussion below).

The determination of the accrual amounts recorded for environmental liabilities include significant judgments and assumptions made by management. The use of alternate judgments and assumptions could result in the recognition of different levels of environmental remediation costs in our financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Controlling Owners’ Interests of Consolidated Subsidiaries (“Non-Controlling Interest”). The non-controlling interest on our balance sheet reflects the outside ownership interest of MMP, which was approximately 98.0% at December 31, 2005, 2006 and 2007. Each quarter, we calculate non-controlling interest expense by multiplying the non-controlling owners’ proportionate ownership of limited partner units in MMP by the limited partners’ allocation of MMP’s net income, less allocations of amounts associated with each period’s amortization of the step-up in basis of the assets and liabilities of MMP. For purposes of calculating non-controlling interest, MMP’s net income is allocated to its general and limited partners based on their proportionate share of cash distributions for the period, with adjustments made for certain charges which are specifically allocated to MMP’s general partner. However, for periods in which MMP’s net income exceeds its distributions, the net income allocation is adjusted as if the undistributed net income is allocated approximately 2% to the general partner and the remainder to the limited partners.

All amounts we received from the sale of MMP limited partner units during 2004 and 2005 were recorded as increases to non-controlling interest on our balance sheet. However, in 2006, following the termination of MMP’s subordination period, we recorded a reclassification of $277.4 million from non-controlling interest to partners’ capital. This reclassification recognized the gain on sale of MMP’s limited partner units in 2004 and 2005.

Income Taxes. We are a partnership for income tax purposes and therefore are not subject to federal income taxes or state income taxes. The tax on our net income is borne by the individual partners through the allocation of taxable income. Net income for financial statement purposes may differ significantly from taxable income of unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partner’s tax attributes in us is not available to us.

During 2006, the state of Texas passed a law that imposed a partnership-level tax on MMP beginning in 2007 based on the financial results of MMP’s assets apportioned to the state of Texas. This tax is reflected as provision for income taxes in our results of operations for 2007.

Allocation of Net Income. We allocate net income to our general partner and limited partners based on their contractually-determined cash distributions declared and paid following the close of each period with adjustments made for any charges specifically allocated to our general partner.

Net Income Per Unit. Basic net income per unit for each period is calculated each quarter by dividing the limited partners’ allocation of net income by the weighted-average number of limited partner units outstanding. Certain directors of our general partner have been awarded phantom units that carry distribution equivalent rights. These phantom units are included in the weighted-average number of limited partner units outstanding. Diluted net income per unit for each period is the same calculation as basic net income per unit, except the weighted-average units outstanding include the dilutive effect, if any, of phantom unit grants associated with MMP’s long-term incentive plan.

Comprehensive Income. Comprehensive income is accounted for in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is determined based on net income adjusted for changes in other comprehensive income (loss) from our derivative hedging transactions, related amortization of realized gains/losses and adjustments to record affiliate pension and postretirement benefit obligation liabilities at the funded status of the present value of the benefit obligations. We have recorded total comprehensive income with our consolidated statements of partners’ capital (deficit) as allowed under SFAS No. 130.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated other comprehensive loss was comprised of the following (in thousands):

	Derivative Gains (Losses)	Minimum Pension Liability	Pension and Postretirement Liabilities	Accumulated Other Comprehensive Loss
Balance, January 1, 2005	$(1,440)	$—	$—	$(1,440)
Amortization of loss on cash flow hedges	210	—	—	210
Additional minimum pension liability	—	(343)	—	(343)

Balance, December 31, 2005	(1,230)	(343)	—	(1,573)
Amortization of loss on cash flow hedges	212	—	—	212
Net gain on cash flow hedges	236	—	—	236
Adjustment to additional minimum pension liability	—	343	—	343
Adjustment to recognize the funded status of our affiliate postretirement benefit plans	—	—	(9,305)	(9,305)

Balance, December 31, 2006	(782)	—	(9,305)	(10,087)
Net gain on cash flow hedges	5,018	—	—	5,018
Amortization of net gain on cash flow hedges	(419)	—	—	(419)
Pension settlement expense and amortization of prior service cost and net actuarial loss	—	—	1,833	1,833
Adjustment to recognize the funded status of our affiliate postretirement benefit plans	—	—	(939)	(939)

Balance, December 31, 2007	$3,817	$—	$(8,411)	$(4,594)

New Accounting Pronouncements. In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations.” This Statement requires, among other things, that entities; (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) recognize, with certain exceptions, pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) expense, as incurred, acquisition-related transaction costs; and (vi) capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (as amended)” are met as of the acquisition date. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. We do not expect that the initial adoption of this Statement will have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements.” This Statement requires, among other things, that: (i) the non-controlling interest be clearly identified and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) all changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently (as equity transactions); (iv) when a subsidiary is deconsolidated, any retained

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-controlling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment; and (v) sufficient disclosures be made to clearly identify and distinguish between the interests of the parent and the interests of non-controlling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. This statement will have a material impact on our results of operations as the non-controlling owners’ interest in income will no longer be reported as a deduction in arriving at net income but instead reflected as income attributable to non-controlling interest. Additionally, our financial position will be materially impacted as the non-controlling owners’ interests of consolidated subsidiaries will be reported as a component of equity instead of being reported as a liability. We do not expect the Statement will have a material impact on our cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of mitigating volatility in reported earnings caused by measuring related assets and liabilities differently (without being required to apply complex hedge accounting provisions). We can make an election at the beginning of each fiscal year beginning after November 15, 2007 to adopt this statement. We do not plan to adopt this statement.

In January 2007, the FASB issued Revised Statement 133 Implementation Issue No. G19, “Cash Flow Hedges: Hedging Interest Rate Risk for the Forecasted Issuances of Fixed-Rate Debt Arising from a Rollover Strategy.” This Implementation Issue clarified that in a cash flow hedge of a variable-rate financial asset or liability, the designated risk being hedged cannot be the risk of changes in its cash flows attributable to changes in the specifically identified benchmark rate if the cash flows of the hedged transaction are explicitly based on a different index. Our adoption of this Implementation Issue did not have a material impact on our results of operations, financial position or cash flows.

In January 2007, the FASB issued Statement 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate.” This Implementation Issue clarified, given the guidance in Implementation Issue No. G19, that an entity may hedge the variability in cash flows by designating the hedged risk as the risk of overall changes in cash flows. Our adoption of this Implementation Issue did not have a material impact on our results of operations, financial position or cash flows.

In October 2006, the FASB adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 was required to be adopted for financial statements issued after December 15, 2006. We adopted SFAS No. 158 in December 2006 and, as a result, recorded an increase in our pension and postretirement liabilities of $17.6 million, with an offsetting increase to accumulated other comprehensive loss of $17.6 million.

In October 2006, the FASB adopted Financial Staff Position (“FSP”) No. FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1.” This FSP addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” This FSP clarified that awards issued to an employee in exchange for past or future employee services that are subject to Statement 123(R) will continue to be subject to the recognition and measurement provisions of Statement 123(R) throughout the life of the instrument, unless its

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms are modified when the holder is no longer an employee. However, only for purposes of this FSP, a modification does not include a change to the terms of the award if that change is made solely to reflect an equity restructuring that occurs when the holder is no longer an employee. The provisions in this FSP were required to be applied in the first reporting period beginning after October 10, 2006. We adopted this FSP on January 1, 2007, and its adoption did not have a material impact on our results of operations, financial position or cash flows.

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

In September 2006, the FASB adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. While SFAS No. 157 did not impact our valuation methods, it expanded our disclosures of assets and liabilities which are recorded at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We adopted this statement in 2007, and its adoption did not have a material impact on our results of operations, financial position or cash flows.

In September 2006, the FASB issued FSP No. AUG AIR-a, “Accounting for Planned Major Maintenance Projects.” This FSP prohibits the accrual of any estimated planned major maintenance costs because the accrued liabilities do not meet the definition of a liability under Statement of Financial Accounting Concepts No. 6, “Elements of Financial Statements.” The FSP also requires disclosure of an entity’s accounting policies relative to major maintenance. The guidance provided in this FSP was required to be applied to the first fiscal year following December 31, 2006. We adopted this FSP on January 1, 2007, and its adoption did not have a material impact on our results of operations, financial position or cash flows. Our accounting policy regarding maintenance projects, which states that expenditures for maintenance, repairs and minor replacements are charged to operating expense in the period incurred, is included under Property, Plant and Equipment, above.

In February 2006, the FASB issued FSP No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event.” This FSP provides that long-term equity incentive awards can still qualify for equity treatment if they contain a clause that allows for the payment of cash to award recipients under certain circumstances, such as a change in control of the general partner of a limited partnership. We adopted this FSP in February 2006, and its adoption did not have a material impact on our results of operations, financial position or cash flows.

4.	Sales of MMP Units

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

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During May and June 2005, we sold our remaining 2,389,558 MMP limited partner units in privately negotiated transactions. We received $72.9 million of proceeds, after deducting underwriter commissions of $3.0 million and transaction costs of $0.1 million. We used $36.3 million of the proceeds to repay a portion of our December 2004 term loan, $0.2 million to pay accrued interest and $36.4 million to make a distribution to our owners. Following this transaction, we no longer owned any MMP limited partner units and our ownership interest in MMP consisted of our approximate 2% general partner interest and related incentive distribution rights. See Note 24—Subsequent Events for a discussion of changes in our ownership interest in MMP, which occurred after December 31, 2007.

5.	Consolidated Statements of Cash Flows

Changes in the components of operating assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007
Accounts receivable and other accounts receivable	$(1,901)	$(23,390)	$25,404
Inventory	(34,758)	(13,395)	(28,912)
Accounts payable	5,154	15,786	(11,472)
Affiliate payroll and benefits	(1,514)	1,660	4,776
Accrued interest payable	(865)	(362)	(2,069)
Accrued taxes other than income	1,729	(348)	3,579
Accrued product purchases	17,459	28,326	(19,868)
Long-term receivables	16,547	32,277	(562)
Current and noncurrent environmental liabilities	(3,038)	(67)	406
Other current and noncurrent assets and liabilities	(1,078)	4,603	(4,453)

Total	$(2,265)	$45,090	$(33,171)

At December 31, 2006, in accordance with the additional minimum liability provisions of SFAS No. 87 “Employers’ Accounting for Pensions” and the transition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” we recorded an increase in affiliate payroll and benefits of $0.2 million, an increase in long-term affiliate pension and benefits of $8.8 million and an increase in accumulated other comprehensive loss of $9.0 million. At December 31, 2007, we increased long-term affiliate pension and benefits by $0.9 million, resulting in an increase in accumulated other comprehensive loss. We excluded these non-cash amounts from the statements of cash flows.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Allocation of Net Income

The allocation of net income for purposes of both calculating earnings per unit and determining the capital balances of the general partner and the limited partners is as follows (in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2007
Net income	$34,506	$55,398
Portion of net income applicable to ownership interests for the period before completion of initial public offering on February 15, 2006	5,886	—

Portion of net income applicable to partners’ interest for the period after initial public offering	28,620	55,398

Direct charges to general partner:
Reimbursable G&A costs(a)	4,454	6,191

Income before direct charges to general partner	33,074	61,589
General partner’s share of distributions	0.0141%	0.0141%

General partner’s allocated share of income before direct charges	5	9
Direct charges to general partner	4,454	6,191

Net loss allocated to general partner	$(4,449)	$(6,182)

Portion of net income applicable to partners’ interest for the period after initial public offering	$28,620	$55,398
Less: net loss allocated to general partner	(4,449)	(6,182)

Net income allocated to limited partners	$33,069	$61,580

(a)	A former executive officer of MMP GP had an investment in MGG MH, which is an affiliate of ours and our general partner. This former executive officer left the company during the fourth quarter of 2006 and we were allocated $3.0 million of G&A compensation expense associated with certain distribution payments made by MGG MH to this individual over the previous three years. During 2007, payments by MGG MH of $2.1 million were made to one of MMP GP’s executive officers in connection with the sale by MGG MH of limited partner interests of our partnership and we were allocated $2.1 million of G&A compensation expense. Because our limited partners did not share in either of the above-noted costs, all of these expenses were allocated to our general partner.

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

7.	Acquisitions

The acquisition discussed below was accounted for as an acquisition of a business. This acquisition was accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date.

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

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pro Forma Information (unaudited)

The following summarized pro forma consolidated income statement information assumes that the petroleum product terminal acquisition discussed above had occurred as of January 1, 2005. We have prepared these pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if MMP had completed this acquisition as of the period shown below or the results that will be attained in the future (in thousands):

	Revenues	Net Income
For the year ended December 31, 2005:
As reported	$1,138,200	$11,548
Pro forma adjustments	5,585	602

Pro forma	$1,143,785	$12,150

Significant pro forma adjustments include revenues and expenses for the period prior to MMP’s acquisition of this business, net of non-controlling owners’ interest in income of consolidated subsidiaires.

The acquisitions discussed below were accounted for as acquisitions of assets.

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

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Inventory

Inventories at December 31, 2006 and 2007 were as follows (in thousands):

	December 31,
	2006	2007
Refined petroleum products	$45,839	$65,215
Natural gas liquids	28,848	16,233
Transmix	14,449	32,824
Additives	2,026	5,812
Other	388	378

Total inventories	$91,550	$120,462

9.	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,		Estimated Depreciable Lives
	2006	2007
Construction work-in-progress	$67,330	$112,891
Land and rights-of-way	57,232	56,769
Carrier property	1,528,073	1,403,461	6 – 59 years
Buildings	13,751	15,548	20 – 53 years
Storage tanks	323,215	427,259	20 – 40 years
Pipeline and station equipment	130,114	225,880	3 – 59 years
Processing equipment	255,865	301,134	3 – 56 years
Other	51,374	59,293	3 – 48 years

Total	$2,426,954	$2,602,235

Carrier property is defined as pipeline assets regulated by the FERC. During 2007, MMP reclassified $167.6 million of carrier property, primarily into buildings, storage tanks, processing equipment and pipeline and station equipment. Other includes interest capitalized of $19.3 million and $22.5 million at December 31, 2006 and 2007, respectively. Depreciation expense for the years ended December 31, 2005, 2006 and 2007 was $70.3 million, $74.6 million and $77.6 million, respectively.

10.	Equity Investments

MMP uses the equity method to account for its 50% ownership interest in Osage Pipeline. The remaining 50% interest is owned by NCRA. The 135-mile Osage Pipeline transports crude oil from Cushing, Oklahoma to El Dorado, Kansas and has connections to the NCRA refinery in McPherson, Kansas and the Frontier refinery in El Dorado, Kansas. MMP’s agreement with NCRA calls for equal sharing of Osage Pipeline’s net income. Income from MMP’s equity investment in Osage Pipeline is included with its petroleum products pipeline system. Summarized financial information for Osage Pipeline is presented below (in thousands):

	Year Ended December 31,
	2005	2006	2007
Revenue	$12,573	$14,446	$15,787
Net income	$7,537	$7,976	$9,382

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The condensed balance sheet for Osage Pipeline as of December 31, 2006 and 2007 is presented below (in thousands):

	December 31,
	2006	2007
Current assets	$5,015	$6,180
Noncurrent assets	$4,278	$4,917
Current liabilities	$697	$719
Members’ equity	$8,596	$10,378

A summary of MMP’s equity investment in Osage Pipeline is as follows (in thousands):

	December 31,
	2006	2007
Investment at beginning of period	$24,888	$24,087
Earnings in equity investment:
Proportionate share of earnings	3,988	4,691
Amortization of excess investment	(664)	(664)

Net earnings in equity investment	3,324	4,027
Cash distributions	(4,125)	(3,800)
Other	—	10

Equity investment at end of period	$24,087	$24,324

MMP’s initial investment in Osage Pipeline included an excess net investment amount of $21.7 million, which is being amortized over the average lives of Osage Pipeline’s assets. Excess investment is the amount by which MMP’s initial investment exceeded its proportionate share of the book value of the net assets of the investment. The unamortized excess net investment amount at December 31, 2006 and 2007 was $19.8 million and $19.1 million, respectively, and represents additional value of the underlying identifiable assets.

11.	Major Customers and Concentration of Risks

Major Customers. The percentage of revenue derived by customers that accounted for 10% or more of MMP’s consolidated total revenues is provided in the table below. Customers A, B and C were customers of MMP’s petroleum products pipeline system. Customer C purchased petroleum products from MMP pursuant to a third-party supply agreement during 2005 and 2006. In 2006, Customer C assigned this third-party supply agreement to Customer A. See Note 24—Subsequent Events for recent events involving our product supply agreement. No other customer accounted for more than 10% of MMP’s consolidated total revenue for 2005, 2006 or 2007. In general, accounts receivable from these customers are due within 10 days. In addition, we use letters of credit and cash deposits from these customers to mitigate our credit exposure.

	2005	2006	2007
Customer A	0%	18%	33%
Customer B	9%	11%	13%
Customer C	42%	29%	0%

Total	51%	58%	46%

Concentration of Risks. MMP transports petroleum products for refiners and marketers in the petroleum industry. The major concentration of MMP’s petroleum products pipeline system’s revenues is derived from activities conducted in the central United States. Sales to and revenues from MMP’s customers generally are

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

secured by warehouseman’s liens, providing MMP with the ability to sell stored customer products to recover unpaid receivable balances, if necessary. MMP periodically evaluates the financial condition and creditworthiness of other customers to whom they make unsecured sales. MMP also requires additional security, as it deems necessary.

The employees assigned to conduct MMP’s and our operations are employees of MGG GP. As of December 31, 2007, MGG GP employed 1,127 employees. We consider our employee relations to be good.

At December 31, 2007, the labor force of 596 employees assigned to MMP’s petroleum products pipeline system was concentrated in the central United States. Approximately 35% of these employees are represented by the United Steel Workers Union (“USW”) and covered by a collective bargaining agreement that expires January 31, 2009. The labor force of 242 employees assigned to MMP’s petroleum products terminals operations at December 31, 2007 is primarily concentrated in the southeastern and Gulf Coast regions of the United States. Approximately 10% of these employees are represented by the International Union of Operating Engineers (“IUOE”) and covered by a collective bargaining agreement that expires in October 2010. A third-party contractor operates MMP’s ammonia pipeline and no employees are specifically assigned to those operations.

12.	Employee Benefit Plans

Prior to December 2005, we sponsored a union pension plan for certain hourly employees (“USW plan”) and a pension plan for certain non-union employees (“Salaried plan”), a postretirement benefit plan for selected employees and a defined contribution plan. We transferred the sponsorship of these plans to MGG GP on December 24, 2005. During 2007, MGG GP established a separate pension fund for the IUOE union employees assigned to MMP’s New Haven, Connecticut terminal (“IUOE plan”). MMP is required to reimburse the plan sponsor for all costs the plan sponsor incurs in connection with the pension plans, postretirement plan and defined contribution plan for qualifying individuals assigned to MMP’s operations.

In December 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Upon adoption of SFAS No. 158, we recognized the funded status of the present value of our affiliate benefit obligations of MGG GP’s pension plans and its postretirement medical and life benefit plan. The effect of adopting SFAS No. 158 on amounts reported in our consolidated balance sheets is described later in this note. SFAS No. 158 prohibited retroactive application of this statement.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The annual measurement date of the aforementioned plans is December 31. The following table presents the changes in affiliate benefit obligations and plan assets for pension benefits and other postretirement benefits for the years ended December 31, 2006 and 2007 (in thousands):

	Pension Benefits		Other Postretirement Benefits
	2006	2007	2006	2007
Change in affiliate benefit obligation:
Affiliate benefit obligation at beginning of year	$39,122	$43,849	$19,280	$15,004
Service cost	5,587	5,765	469	533
Interest cost	2,206	2,539	834	1,026
Plan participants’ contributions	—	—	55	61
Actuarial (gain) loss	332	(837)	720	661
Plan amendment(a)	—	—	(6,159)	—
Benefits paid	(3,398)	(951)	(195)	(216)
Pension settlement	—	(8,248)	—	—

Affiliate benefit obligation at end of year	43,849	42,117	15,004	17,069
Change in plan assets:
Fair value of plan assets at beginning of year	25,465	29,416	—	—
Employer contributions	5,259	15,000	140	155
Plan participants’ contributions	—	—	55	61
Actual return on plan assets	2,090	1,382	—	—
Benefits paid	(3,398)	(951)	(195)	(216)
Settlement benefits paid	—	(8,248)	—	—

Fair value of plan assets at end of year	29,416	36,599	—	—

Funded status at end of year	$(14,433)	$(5,518)	$(15,004)	$(17,069)

Accumulated affiliate benefit obligation	$32,042	$31,139

(a)	During 2006, MGG GP increased the deductibles and premiums of the plan participants, which resulted in a decrease in our obligation to MGG GP for the postretirement and medical and life benefit plan.

The amounts included in pension benefits in the above table combine the union pension plans with the Salaried pension plan. At December 31, 2006, the USW plan had an accumulated benefit obligation of $23.2 million, which exceeded the fair value of plan assets of $20.4 million. At December 31, 2007, the fair value of MGG GP’s USW and Salaried pension plans’ assets exceeded the fair values of their respective accumulated benefit obligations and the fair value of MGG GP’s IUOE plan assets was equal to the fair value of its accumulated benefit obligation.

Amounts recognized in our consolidated balance sheets were as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
	2006	2007	2006	2007
Amounts recognized in consolidated balance sheet:
Current accrued affiliate benefit cost	$—	$—	$(159)	$(217)
Long-term accrued affiliate benefit cost	(14,433)	(5,518)	(14,845)	(16,852)

	(14,433)	(5,518)	(15,004)	(17,069)
Accumulated other comprehensive income:
Net actuarial loss	6,390	4,980	5,411	5,384
Prior service cost (credit)	2,184	1,876	(4,680)	(3,829)

Net amount recognized in consolidated balance sheet	$(5,859)	$1,338	$(14,273)	$(15,514)

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net affiliate pension and other postretirement benefit expense for the years ended December 31, 2005, 2006 and 2007 consisted of the following (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2005	2006	2007	2005	2006	2007
Components of net periodic affiliate pension and postretirement benefit expense:
Service cost	$4,215	$5,587	$5,765	$530	$469	$533
Interest cost	1,866	2,206	2,539	994	834	1,026
Expected return on plan assets	(1,918)	(1,906)	(2,497)	—	—	—
Amortization of prior service cost (credit)	307	307	308	155	(851)	(851)
Amortization of actuarial loss	25	538	414	575	675	688
Pension settlement expense(a)	—	—	1,274	—	—	—

Net periodic expense	$4,495	$6,732	$7,803	$2,254	$1,127	$1,396

(a)	Twenty-six participants took a lump sum distribution from the USW plan in 2007, resulting in a pension settlement expense of $1.3 million.

Additionally, expenses related to the defined contribution plan were $3.8 million, $4.1 million and $4.6 million in 2005, 2006 and 2007, respectively.

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 are $0.1 million and $0.3 million, respectively. The estimated net loss and prior service credit for the other defined benefit postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 are $0.6 million and $(0.9) million, respectively.

The weighted-average rate assumptions used to determine benefit obligations as of December 31, 2006 and 2007 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2006	2007	2006	2007
Discount rate	5.75%	6.50%	6.00%	6.50%
Rate of compensation increase – Salaried plan	5.00%	5.00%	N/A	N/A
Rate of compensation increase – USW Plan	4.50%	4.50%	N/A	N/A
Rate of compensation increase – IUOE plan	N/A	5.00%	N/A	N/A

The weighted-average rate assumptions utilized to determine net pension and other postretirement benefit expense for the years ended December 31, 2005, 2006 and 2007 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2005	2006	2007	2005	2006	2007
Discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	6.00%
Expected rate of return on plan assets	8.50%	7.00%	7.00%	N/A	N/A	N/A
Rate of compensation increase – Salaried plan	5.00%	5.00%	5.00%	N/A	N/A	N/A
Rate of compensation increase – USW Plan	5.00%	4.50%	4.50%	N/A	N/A	N/A
Rate of compensation increase – IUOE plan	N/A	N/A	5.00%	N/A	N/A	N/A

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The non-pension postretirement benefit plans provide for retiree contributions and contain other cost-sharing features such as deductibles and coinsurance. The accounting for these plans anticipates future cost sharing that is consistent with management’s expressed intent to increase the retiree contribution rate generally in line with health care cost increases.

The annual assumed rate of increase in the health care cost trend rate for 2008 is 12.8% decreasing systematically to 5.4% by 2015 for pre-65 year-old participants and 8.2% decreasing systematically to 5.4% by 2015 for post-65 year-old participants. The health care cost trend rate assumption has a significant effect on the amounts reported. As of December 31, 2007, a 1.0% change in assumed health care cost trend rates would have the following effect (in thousands):

	1% Increase	1% Decrease
Change in total of service and interest cost components	$242	$226
Change in postretirement benefit obligation	2,519	2,350

The expected long-term rate of return on plan assets was determined by combining a review of projected returns, historical returns of portfolios with assets similar to the current portfolios of the pension plans and target weightings of each asset classification. Our investment objective for the assets within the pension plans is to earn a return which exceeds the growth of our obligations that results from interest cost and changes in interest rates, while avoiding excessive risk. Defined diversification goals are set in order to reduce the risk of wide swings in the market value from year to year, or of incurring large losses that may result from concentrated positions. We evaluate risks based on the potential impact on the predictability of contribution requirements, probability of under-funding, expected risk-adjusted returns and investment return volatility. Funds are invested with multiple investment managers. Our target allocation percentages and the actual weighted-average asset allocation at December 31, 2006 and 2007 were as follows:

	2006		2007
	Actual	Target	Actual(a)	Target
Equity securities	65%	67%	55%	63%
Debt securities	31%	32%	29%	36%
Other	4%	1%	16%	1%

(a)	We made cash contributions of $15.0 million to the pension plans in the 2007 fiscal year. Amounts contributed in 2007 in excess of benefit payments made were to be invested in debt and equity securities over a twelve-month period, with the amounts that remained uninvested as of December 31, 2007 scheduled for investment over the following six months. Excluding these uninvested cash amounts, our actual allocation percentages at December 31, 2007 would have been 66% equity securities and 34% debt securities. In 2008, these uninvested cash amounts will be invested in equity and debt securities to bring the total asset allocation in line with the target allocation.

As of December 31, 2007, the benefit amounts expected to be paid through December 31, 2017 were as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
2008	$1,797	$217
2009	2,240	331
2010	2,311	443
2011	2,442	562
2012	2,670	688
2013 through 2017	15,934	4,887

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MMP expects to make payments to MGG GP of $4.6 million and $0.2 million in 2008 to reimburse MGG GP for contributions MGG GP estimates it will make to its pension and postretirement benefit plans, respectively.

13.	Related Party Transactions

Affiliate Entity Transactions. Transactions between us and our affiliates are accounted for as affiliate transactions. MMP has a 50% ownership interest in Osage Pipeline and is paid a management fee for its operation. During each of 2005, 2006 and 2007, MMP received operating fees from Osage Pipeline of $0.7 million, which was reported as affiliate management fee revenue.

The following table summarizes affiliate costs and expenses that are reflected in the accompanying consolidated statements of income (in thousands):

	2005	2006	2007
MGG GP—allocated operating expenses	1,551	73,920	81,184
MGG GP—allocated G&A expenses	870	41,368	46,195
MGG MH—allocated G&A expenses	—	3,000	2,149

Under our services agreement with MMP, MMP reimbursed us for all payroll and benefit costs it incurred through December 24, 2005. On December 24, 2005, the employees necessary to conduct MMP’s operations were transferred to MGG GP and a new services agreement between MMP and MGG GP was executed. Consequently, we and MMP now reimburse MGG GP for the costs of employees necessary to conduct our operations and administrative functions. The affiliate payroll and benefits accruals associated with this agreement at December 31, 2006 and 2007 were $18.8 million and $23.6 million, respectively. The long-term affiliate pension and benefits accrual associated with this agreement at December 31, 2006 and 2007 was $29.3 million and $22.4 million, respectively. We and MMP settle our respective affiliate payroll, payroll-related expenses and non-pension postretirement benefit costs with MGG GP on a monthly basis. MMP settles its long-term affiliate pension liabilities through payments to MGG GP when MGG GP makes contributions to its pension funds.

In June 2003, we agreed to reimburse MMP for G&A expenses (excluding equity-based compensation) in excess of a G&A cap as defined in MMP’s omnibus agreement. The amount of G&A costs required to be reimbursed to MMP under this agreement was $3.3 million, $1.7 million and $4.1 million in 2005, 2006 and 2007, respectively. The owner of our general partner reimburses us for the same amounts we reimburse to MMP for these excess G&A expenses. We record the reimbursements from the owner of our general partner as a capital contribution from our general partner. Although this agreement does not expire until December 31, 2010, we do not expect that we will be required to make reimbursements to MMP for excess G&A costs beyond 2008.

A former executive officer of MMP GP had an investment in MGG MH. This former executive officer left the company during the fourth quarter of 2006 and at that time we recognized $3.0 million of G&A compensation expense associated with certain distribution payments made by MGG MH to this individual over the previous three-year period, with a corresponding increase in partners’ capital. During 2007, we recognized $2.1 million of G&A compensation expense, with a corresponding increase in partners’ capital, for payments made by MGG MH to one of MMP’s executive officers.

A former affiliate of MMP had indemnified MMP against certain environmental costs. We recognized receivables from MMP’s former affiliate associated with the indemnification settlement of $33.9 million and $0 at December 31, 2006 and 2007, respectively. See Indemnification Settlement in Note 19—Commitments and Contingencies for further discussion of these items.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Related Party Transactions. We are partially owned by an affiliate of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”). During the period June 17, 2003 through January 30, 2007, one or more of the members of MMP GP’s and our general partner’s eight-member boards of directors were representatives of CRF. Our general partner’s board of directors and MMP GP’s board of directors adopted procedures internally to assure that MMP’s proprietary and confidential information was protected from disclosure to competing companies in which CRF owned an interest. As part of these procedures, CRF agreed that none of its representatives would serve on our or MMP GP’s board of directors and on the boards of directors of competing companies in which CRF owned an interest. CRF is part of an investment group that has purchased Knight, Inc. (formerly known as Kinder Morgan, Inc.). To alleviate competitive concerns the Federal Trade Commission (“FTC”) raised regarding this transaction, CRF agreed with the FTC to permanently remove their representatives from our general partner’s board of directors and MMP GP’s board of directors. CRF’s agreement with the FTC was announced on January 25, 2007, and as of January 30, 2007, all of the representatives of CRF voluntarily resigned from the boards of directors of our general partner and MMP GP.

During periods that CRF had representatives on our and MMP GP’s board of directors, CRF had total combined general and limited partner interests in SemGroup, L.P. (“SemGroup”) of approximately 30%. During that period, one of the members of the seven-member board of directors of SemGroup’s general partner was a representative of CRF, with three votes on that board. Through its affiliates, MMP was a party to a number of arms-length transactions with SemGroup and its affiliates, which MMP had historically disclosed as related party transactions. For accounting purposes, we have not classified SemGroup as a related party since the voluntary resignation of the CRF representatives from our general partner’s board of directors and MMP GP’s board of directors as of January 30, 2007. A summary of MMP’s transactions with SemGroup during 2006 and for the period from January 1, 2007 through January 30, 2007 is provided in the following table (in millions):

	January 25, 2005 through December 31, 2005	Year Ended December 31, 2006	January 1, 2007 through January 30, 2007
Sales of petroleum products	$144.8	$177.1	$20.5
Purchases of petroleum products	90.0	63.2	14.5
Terminalling and other services revenues	5.9	4.4	0.3
Storage tank lease revenue	2.8	3.4	0.4
Storage tank lease expense	1.0	1.0	0.1

In addition to the above, MMP provides common carrier transportation services to SemGroup. As of December 31, 2006, MMP had recognized a receivable of $4.0 million from and a payable of $18.8 million to SemGroup and its affiliates. The receivable was included with the accounts receivable amount and the payable was included with the accounts payable amount on our December 31, 2006 consolidated balance sheets.

In February 2006, MMP signed an agreement with an affiliate of SemGroup under which MMP agreed to construct two 200,000 barrel tanks on its property at El Dorado, Kansas, to sell these tanks to SemGroup’s affiliate and to lease these tanks back under a 10-year operating lease. During 2006, MMP received $6.1 million associated with this transaction from SemGroup’s affiliate, which was reported as proceeds from sale of assets on our consolidated statements of cash flows that accompany this report. MMP received no funds associated with this transaction during the 2007 period in which SemGroup was classified as a related party.

During the period January 1, 2005 through June 25, 2007, CRF also had an ownership interest in the general partner of Buckeye Partners, L.P. (“Buckeye”). In 2005, MMP incurred $0.3 million of operating expenses with Norco Pipe Line Company, LLC, which is a subsidiary of Buckeye. MMP incurred no operating expenses with Buckeye or its subsidiaries during 2006 or 2007.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During May 2005, MMP’s general partner’s board of directors appointed John P. DesBarres as an independent board member. Mr. DesBarres currently serves as a board member for American Electric Power Company, Inc., of Columbus, Ohio (“AEP”). For the period May 1, 2005 through December 31, 2005, and the years ended December 31, 2006 and 2007, MMP’s operating expenses included $1.7 million, $2.9 million and $2.7 million, respectively, of power costs it incurred with Public Service Company of Oklahoma (“PSO”), which is a subsidiary of AEP. MMP had no amounts payable to or receivable from PSO or AEP at December 31, 2006 or 2007.

Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, MMP GP receives approximately 50%, including its approximate 2% general partner interest, of any incremental cash distributed per MMP limited partner unit. Because we own MMP GP, we benefit from these distributions. As of December 31, 2007, the executive officers of our general partner collectively owned approximately 3.0% of MGG MH, which owns 14% of our limited partner interests; therefore, the executive officers of our general partner also indirectly benefit from these distributions. In 2005, 2006 and 2007, distributions paid to MMP GP based on its general partner interest and incentive distribution rights totaled $30.1 million, $56.3 million and $70.3 million, respectively. In addition, during 2005 we received distributions totaling $5.0 million related to the MMP common and subordinated limited partner units we owned at the time.

During February 2006, we sold 35% of our limited partner units in an initial public offering. In connection with the closing of this offering, MMP’s partnership agreement was amended to remove the requirement for MMP GP to maintain its 2% interest in any future offering of MMP limited partner units. In addition, MMP’s partnership agreement was amended to restore the incentive distribution rights to the same level as before an amendment was made in connection with MMP’s October 2004 pipeline system acquisition, which reduced the incentive distributions paid to MMP GP by $5.0 million for 2005 and $3.0 million for 2006. In return, we made a capital contribution to MMP on February 9, 2006 equal to the present value of the remaining reductions in incentive distributions, or $4.2 million. On January 26, 2007, MMP issued 185,673 limited partner units primarily to settle the 2004 unit award grants to certain employees, which vested on December 31, 2006. MMP GP did not make an equity contribution associated with this equity issuance and as a result its general partner ownership interest in MMP changed from 2.000% to 1.995%.

14.	Debt

Consolidated debt at December 31, 2006 and 2007 was as follows (in thousands):

	December 31,
	2006	2007
Revolving credit facility	$20,500	$163,500
6.45% Notes due 2014	249,589	249,634
5.65% Notes due 2016	248,520	252,494
6.40% Notes due 2037	—	248,908
Magellan Pipeline notes	272,678	—

Total debt	$791,287	$914,536

Magellan Midstream Holdings, L.P. Debt:

Affiliate Working Capital Loan. In February 2006, we entered into a $5.0 million revolving credit facility with MGG MH as the lender, which matured on December 31, 2006. There were no borrowings under this facility at any time during 2007. During both 2007 and 2008, we entered into agreements with MGG MH with similar terms that matured or will mature at the end of each respective year. The facility is available exclusively

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to fund our working capital borrowings. Borrowings, if any, under the facility bear interest at LIBOR plus 2.0%, and we pay a commitment fee to MGG MH on the unused portion of the working capital facility of 0.3%. Borrowings under this facility are non-recourse to our general partner.

MMP Debt:

The face value of MMP’s debt outstanding as of December 31, 2007 was $913.5 million. The difference between the face value and carrying value of MMP’s debt outstanding was amounts recognized for discounts incurred on debt issuances and market value adjustments to long-term debt associated with qualifying hedges. At December 31, 2007, maturities of MMP’s debt were as follows: $0 each year in 2008, 2009, 2010 and 2011; $163.5 million in 2012; and $750.0 million thereafter. MMP’s debt is non-recourse to its general partner and to us.

Revolving Credit Facility. In September 2007, MMP amended and restated its revolving credit facility to increase the borrowing capacity from $400.0 million to $550.0 million and extend the maturity date from May 2011 to September 2012. Borrowings under the facility remain unsecured and incur interest at LIBOR plus a spread that ranges from 0.3% to 0.8% based on MMP’s credit ratings and amounts outstanding under the facility. Borrowings under this facility are used primarily for general corporate purposes, including capital expenditures. Net borrowings under this revolver during 2007 were $143.0 million. As of December 31, 2007, $163.5 million was outstanding under this facility, and $3.3 million of the facility was obligated for letters of credit. The obligations for letters of credit are not reflected as debt on our consolidated balance sheets. The weighted-average interest rate on borrowings outstanding under the facility at December 31, 2006 and 2007 was 5.8% and 5.4%, respectively. Additionally, a commitment fee is assessed at a rate from 0.05% to 0.125%, depending on MMP’s credit rating.

6.45% Notes due 2014. In May 2004, MMP sold $250.0 million aggregate principal of 6.45% notes due 2014 in an underwritten public offering. The notes were issued for the discounted price of 99.8%, or $249.5 million, and the discount is being accreted over the life of the notes. Including the impact of amortizing the gains realized on the interest hedges associated with these notes (see Note 15–Derivative Financial Instruments), the effective interest rate of these notes is 6.3%.

5.65% Notes due 2016. In October 2004, MMP issued $250.0 million of senior notes due 2016 in an underwritten public offering. The notes were issued for the discounted price of 99.9%, or $249.7 million, and the discount is being accreted over the life of the notes. Including the impact of amortizing the losses realized on the hedges associated with these notes, and the interest rate swap which effectively converts $100.0 million of these notes from fixed-rate to floating-rate debt (see Note 15—Derivative Financial Instruments), the weighted-average interest rate of these notes at December 31, 2006 and 2007 was 6.0% and 5.5%, respectively. The outstanding principal amount of the notes was decreased by $1.2 million at December 31, 2006 and increased by $2.7 million at December 31, 2007 for the fair value of the associated hedge.

6.40% Notes due 2037. In April 2007, MMP issued $250.0 million of 6.4% notes due 2037 in an underwritten public offering. The notes were issued for the discounted price of 99.6%, or $248.9 million, and the discount is being accreted over the life of the notes. Net proceeds from the offering, after underwriter discounts of $2.2 million and offering costs of $0.3 million, were $246.4 million. The net proceeds from this offering were used to repay a portion of MMP’s Magellan Pipeline notes, as discussed below. Including the impact of amortizing the gains realized on the interest hedges associated with these notes (see Note 15—Derivative Financial Instruments), the effective interest rate of these notes is 6.3%.

The revolving credit facility described above requires MMP to maintain a specified ratio of consolidated debt to EBITDA of no greater than 4.75 to 1.00. In addition, the revolving credit facility and the indentures under which MMP’s public notes were issued contain covenants that limit MMP’s ability to, among other things, incur

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indebtedness secured by certain liens or encumber its assets, engage in certain sale-leaseback transactions, and consolidate, merge or dispose of all or substantially all of its assets. MMP was in compliance with these covenants as of December 31, 2007.

The revolving credit facility and notes described above are senior indebtedness.

Magellan Pipeline Notes. In connection with the long-term financing of MMP’s acquisition of Magellan Pipeline, MMP and Magellan Pipeline entered into a note purchase agreement in October 2002. At December 31, 2006, $272.6 million of senior notes were outstanding pursuant to this agreement. Because the notes were due in October 2007, this amount less $1.8 million for the change in fair value of associated hedges (see Note 15—Derivative Financial Instruments) was reflected as current portion of long-term debt on our consolidated balance sheet at December 31, 2006. The remaining difference between the face value and the reported value of these notes at December 31, 2006 was the unamortized step-up in value of $1.9 million. MMP repaid these notes in May 2007, together with a make-whole premium of $2.0 million and accrued interest of $1.5 million, with net proceeds from a $250.0 million public offering of 30-year senior notes (see 6.40% Notes due 2037 above) and borrowings under MMP’s revolving credit facility. Prior to this repayment, MMP made deposits in an escrow account in anticipation of semi-annual interest payments on these notes. Deposits of $5.3 million at December 31, 2006 were reflected as restricted cash on our consolidated balance sheet.

During the years ending December 31, 2005, 2006 and 2007, total cash payments for interest on all indebtedness, including the impact of related interest rate swap agreements, net of amounts capitalized, were $66.8 million, $57.2 million and $59.2 million, respectively.

15.	Derivative Financial Instruments

MMP uses interest rate derivatives to help it manage interest rate risk. The following table summarizes cash flow hedges MMP had settled and recorded to other comprehensive income (loss) as of December 31, 2007 associated with various debt offerings (in millions):

Hedge	Date	Gain/(Loss)	Amortization Period
Interest rate swaps and treasury lock	May 2004	$5.1	10-year life of 6.45% notes
Interest rate swaps	October 2004	(6.3)	12-year life of 5.65% notes
Interest rate swaps	April 2007	5.3	30-year life of 6.40% notes

In addition to the table above and during 2007, the remaining net gain on the cash flow hedge associated with the Magellan Pipeline notes was fully amortized. Total amortization of this hedge in 2007 was $0.3 million.

The following hedges were settled during 2007:

•

In September and November 2006, MMP entered into forward starting interest rate swap agreements to hedge against the variability of future interest payments on $250.0 million of debt it issued in April 2007. We accounted for these agreements as cash flow hedges. As of December 31, 2006, we recorded a $0.2 million gain associated with these agreements to other comprehensive income. These agreements were unwound and settled in April 2007, in conjunction with MMP’s public offering of $250.0 million of notes. MMP received $5.5 million from the settlement of these agreements, of which an additional gain of $5.0 million ($5.3 million total gain recognized) was recorded to other comprehensive income and is being amortized against interest expense over the life of the notes, $0.2 million was recorded as an adjustment to other current assets and $0.3 million was considered ineffective and recorded as other income. The total $5.3 million gain on this hedge settlement is included in the above table.

•	During May 2004, MMP entered into certain interest rate swap agreements with notional amounts of $250.0 million to hedge against changes in the fair value of a portion of the Magellan Pipeline notes.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Additionally, in October 2004, MMP entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016, which were issued in October 2004. MMP has accounted for this agreement as a fair value hedge. The notional amount of this agreement is $100.0 million and effectively converts $100.0 million of MMP’s 5.65% fixed-rate senior notes issued in October 2004 to floating-rate debt. Under the terms of the agreement, MMP receives the 5.65% fixed rate of the notes and pays LIBOR plus 0.6%. The agreement began in October 2004 and terminates in October 2016, which is the maturity date of the related notes. Payments settle in April and October each year with LIBOR set in arrears. During each period MMP records the impact of this swap based on the forward LIBOR curve. Any differences between actual LIBOR determined on the settlement date and MMP’s estimate of LIBOR results in an adjustment to our interest expense. A 0.25% change in LIBOR would result in an annual adjustment to MMP’s interest expense of $0.3 million associated with this hedge. The fair value of this hedge at December 31, 2006 was $(1.2) million, which was recorded to other deferred liabilities and long-term debt. The fair value at December 31, 2007 was $2.7 million, which was recorded to other long-term assets and long-term debt.

16.	Leases

Leases—Lessee. We and MMP lease land, office buildings, tanks and terminal equipment at various locations to conduct our respective business operations. Several of the agreements provide for negotiated renewal options and cancellation penalties, some of which include the requirement to remove MMP’s pipeline from the property for non-performance. Total rent expense was $6.3 million, $6.3 million and $4.6 million for the years ended December 31, 2005, 2006 and 2007, respectively. Future minimum annual rentals under non-cancelable operating leases as of December 31, 2007, are as follows (in thousands):

2008	$2,953
2009	2,944
2010	2,930
2011	2,872
2012	2,144
Thereafter	8,528

Total	$22,371

Leases—Lessor. MMP has entered into capacity and storage leases with remaining terms from one to 10 years that are accounted for as operating-type leases. All of the agreements provide for negotiated extensions. Future minimum lease payments receivable under operating-type leasing arrangements as of December 31, 2007, were as follows (in thousands):

2008	$92,826
2009	87,287
2010	72,512
2011	54,091
2012	34,672
Thereafter	34,938

Total	$376,326

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2001, MMP purchased an 8.5-mile natural gas liquids pipeline in northeastern Illinois from Aux Sable Liquid Products L.P. (“Aux Sable”) for $8.9 million. MMP then entered into a long-term lease arrangement under which Aux Sable is the sole lessee of these assets. MMP has accounted for this transaction as a direct financing lease. The lease expires in December 2016 and has a purchase option after the first year. Aux Sable has the right to re-acquire the pipeline at the end of the lease for a de minimis amount. Future minimum lease payments receivable under this direct-financing leasing arrangement as of December 31, 2007, were $1.3 million each year in 2008, 2009, 2010, 2011 and 2012 and $5.0 million cumulatively for all periods after 2012. The net investment under direct financing leasing arrangements as of December 31, 2006 and 2007 was as follows (in thousands):

	December 31,
	2006	2007
Total minimum lease payments receivable	$12,793	$11,514
Less: Unearned income	5,043	4,192

Recorded net investment in direct financing leases	$7,750	$7,322

The net investment in direct financing leases was classified in the consolidated balance sheets as follows (in thousands):

	December 31,
	2006	2007
Classification of direct financing leases:
Current accounts receivable	$511	$563
Noncurrent accounts receivable	7,239	6,759

Total	$7,750	$7,322

17.	Long-Term Incentive Plan

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

The MMP LTIP awards discussed below are subject to forfeiture if employment is terminated for any reason other than retirement, death or disability prior to the vesting date. If an award recipient retires, dies or becomes disabled prior to the end of the vesting period, the recipient’s award grant is prorated based upon the completed months of employment during the vesting period and the award is settled at the end of the vesting period. The award grants do not have an early vesting feature except under certain circumstances following a change in control of MMP’s general partner.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following MMP LTIP awards have vested:

Grant Date	Unit Awards Granted	Forfeitures	Adjustments to Unit Awards for Attaining Above-Target Financial Results	Units Paid Out to Retirees Prior to Vesting Date	Units Paid Out on Vesting Date	Vesting Date	Value of Unit Awards on Vesting Date (Millions)
February 2003	105,650	—	91,052	16,100	180,602	12/31/05	$5.8
October 2003	21,280	—	—	—	21,280	Various	$0.6
January 2004	21,712	—	—	—	21,712	Various	$0.7
February 2004	159,024	14,648	140,794	—	285,170	12/31/06	$11.0
February 2005	160,640	11,348	149,292	—	298,584	12/31/07	$12.9
June 2006	1,170	—	1,170	—	2,340	12/31/07	$0.1

In January 2006 MMP settled certain of the February 2003 award grants by purchasing 43,208 MMP limited partner units for $1.4 million and distributing those units to the participants. The remaining awards, including the awards paid out to retirees prior to the vesting date, were settled by issuing net cash payments to the participants. MMP made payments for tax withholdings totaling $4.4 million and employer taxes of $0.3 million associated with these awards.

The award grants in October 2003 and January 2004 were made to certain employees who became dedicated to providing services to MMP following the change in control of MMP’s general partner in June 2003. These awards vested as follows: 9,700 in 2003; 21,506 vested in 2004 and 11,786 vested in 2005. In January 2004, MMP settled the awards that vested in 2003 by issuing net cash payments to the participants and payments for tax withholdings and employer taxes totaling $0.3 million. During 2004, MMP settled certain awards by purchasing 7,540 MMP limited partner units for $0.2 million and distributing those units to the participants and paying associated tax withholdings and employer taxes of $0.1 million. MMP settled the remainder of the awards in 2005 by purchasing 13,785 MMP limited partner units for $0.4 million and distributing those units to the participants and paying associated tax withholdings and employer taxes of $0.3 million.

MMP settled the February 2004 award grants in January 2007 by issuing 184,905 MMP limited partner units and distributing those units to the participants. The difference between the MMP limited partner units issued to the participants and the total units accrued for represented the minimum tax withholdings associated with this award settlement. MMP paid associated tax withholdings and employer taxes totaling $4.4 million in January 2007.

MMP settled the February 2005 and June 2006 award grants in January 2008 by issuing 196,856 MMP limited partner units and distributing those units to the participants (See Note 24—Subsequent Events). There was no impact on our cash flows associated with these award grants for the periods presented in this report. The difference between the MMP limited partner units issued to the participants and the total units accrued for represented the minimum tax withholdings associated with this award settlement. MMP paid associated tax withholdings and employer taxes totaling $5.1 million in January 2008.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the MMP LTIP awards granted by the MMP Compensation Committee that have not yet vested. There was no impact to our cash flows associated with these award grants for the periods presented in this report.

Grant Date	Unit Awards Granted	Estimated Forfeitures	Adjustment to Unit Awards in Anticipation of Achieving Above- Target Financial Results	Total Unit Awards Being Accrued	Vesting Date	Unrecognized Compensation Expense at December 31, 2007 (in Millions)	Period Over Which the Unrecognized Expense Will Be Recognized
February 2006	168,105	12,607	139,948	295,446	December 31, 2008	$2.8	Next 12 months
Various 2006	9,201	3,132	5,462	11,531	December 31, 2008	$0.2	Next 12 months
March 2007	2,640	—	—	2,640	December 31, 2008	$0.1	Next 12 months
January 2007:
– Tranche 1	49,310	2,219	47,091	94,182	December 31, 2009	$2.2	Next 24 months
– Tranche 2	49,310	—	—	—	December 31, 2009	—	—
– Tranche 3	49,310	—	—	—	December 31, 2009	—	—
Various 2007:
– Tranche 1	3,920	177	3,743	7,486	December 31, 2009	$0.2	Next 24 months
– Tranche 2	3,920	—	—	—	December 31, 2009	—	—
– Tranche 3	3,920	—	—	—	December 31, 2009	—	—

The intrinsic value of the units being accrued for under the awards granted during 2006 at December 31, 2007 was $13.3 million. MMP is accounting for these award grants as follows:

•

The payout for 80% of the unit awards granted during 2006 is based on the attainment of long-term performance metrics. Upon vesting, these award grants must be paid out in MMP limited partner units and MMP is accounting for these grants as equity. The weighted-average grant date fair value of the award grants was $24.66 per unit, which was based on MMP’s unit price on the grant date less the present value of the per-unit estimated cash distributions during the vesting period.

•

The payout for 20% of the unit awards granted during 2006 is based on the attainment of long-term performance metrics and the individual participant’s personal performance. MMP is accounting for these grants as liabilities; therefore, the compensation expense recognized is based on the fair value of MMP’s units and the percentage of the service period completed at the end of each accounting period. The fair value of these award grants on December 31, 2007 was $40.68 per unit.

The March 2007 unit grants have no performance metrics and no ability to vest beyond the original number awarded. MMP is accounting for these grants as equity awards. The grant date fair value of these awards was $42.05 per unit. The intrinsic value of these units at December 31, 2007 was $0.1 million.

The unit awards approved during 2007 (excluding the March 2007 award grants discussed above) have a three-year vesting period; however, the grants are broken into three equal tranches. Under the first tranche, 80% of the payout was based on the attainment of performance metrics set for the 2007 year. Under the second and third tranches, 80% of the payout will be based on the attainment of performance metrics established during the first quarter of each respective fiscal year. Under all three tranches, 20% of the payouts are based on personal performance. Since MMP’s financial results for 2007 exceeded the established stretch targets, the accrual units for the first tranche of the 2007 awards included in the table above reflect the maximum number of payout units. The intrinsic value of the units being accrued for under the awards granted during 2007 was $4.4 million at December 31, 2007. MMP is accounting for these awards as follows:

•

80% of the unit awards are based on the attainment of performance metrics and are being accounted for as equity. The weighted-average grant date fair value of the first tranche of these equity awards was

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$32.76 per unit, which was based on MMP’s closing unit price on the grant date, less the present value of the per-unit estimated cash distributions during the vesting period. The grant date fair value of these award grants was $2.7 million.

•

20% of the unit awards are based on personal performance and are being accounted for as liabilities. The compensation expense recognized for these unit awards is based on the fair value of the awards and the percentage of the requisite service period completed at the end of each accounting period. The fair value of these award grants was $37.86 per unit on December 31, 2007.

Accounting for the second tranche of the 2007 unit awards began in the first quarter of 2008, when the performance metrics for that fiscal year were established by the MMP Compensation Committee. The compensation expense associated with the second tranche will be recognized over a two-year period. Accounting for the third tranche of these unit awards will begin in the first quarter of 2009, when the performance metrics for that fiscal year are established, and the associated compensation expense will be recognized over a one-year period.

Our equity-based incentive compensation expense for 2005, 2006 and 2007 is summarized as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007
2003 awards	$2,440	$(89)	$—
2004 awards	3,937	4,355	519
2005 awards	3,134	4,096	5,721
2006 awards	—	2,458	3,171
2007 awards	—	—	1,102

Total	$9,511	$10,820	$10,513

Long-term incentive awards were also granted to the independent members of MMP’s general partner’s board of directors pursuant to MMP’s LTIP. MMP units granted to directors of MMP’s general partner were approximately 5,000, 4,000 and 3,600 in 2005, 2006 and 2007, respectively, and the related expense recognized was approximately $0.2 million in each of 2005, 2006 and 2007. MGG units granted to directors of our general partner were approximately 4,000 and 5,900 in 2006 and 2007, respectively, and the related expense recognized was $0.1 million in 2006 and $0.2 million in 2007.

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

We believe that investors benefit from having access to the same financial measures used by management. Operating margin, which is presented in the tables below, is an important measure used by management to evaluate the economic performance of MMP’s core operations. This measure forms the basis of MMP’s internal financial reporting and is used by its management in deciding how to allocate capital resources between segments. Operating margin is not a GAAP measure but the components of operating margin are computed by

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the tables below. Operating profit, alternatively, includes expense items, such as depreciation and amortization and affiliate G&A costs, that management does not consider when evaluating the core profitability of MMP’s operations.

Beginning in 2007, commercial and operating responsibilities for MMP’s two inland terminals in the Dallas, Texas area were transferred from the petroleum products terminals segment to the petroleum products pipeline system segment. As a result, historical financial results for MMP’s segments have been adjusted to conform to the current period’s presentation. Consolidated segment profit did not change as a result of these historical reclassifications.

	Year Ended December 31, 2005
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
	(in thousands)
Transportation and terminals revenues	$386,769	$101,848	$15,849	$(3,142)	$501,324
Product sales revenues	627,573	9,596	—	(960)	636,209
Affiliate management fee revenue	667	—	—	—	667

Total revenues	1,015,009	111,444	15,849	(4,102)	1,138,200
Operating expenses	187,417	40,180	8,162	(6,039)	229,720
Product purchases	580,073	4,027	—	(1,469)	582,631
Equity earnings	(3,104)	—	—	—	(3,104)

Operating margin	250,623	67,237	7,687	3,406	328,953
Depreciation and amortization	49,085	18,108	1,056	3,406	71,655
G&A expenses	44,910	14,453	2,143	—	61,506

Segment profit	$156,628	$34,676	$4,488	$—	$195,792

Segment assets	$1,569,089	$547,395	$38,200		$2,154,684
Corporate assets					110,311

Total assets					$2,264,995

Goodwill	$—	$12,387	$—	$—	$12,387
Additions to long-lived assets	$32,905	$119,611	$564	$—	$153,080
Investment in equity method investee	$24,888	$—	$—	$—	$24,888

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2006
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
	(in thousands)
Transportation and terminals revenues	$420,283	$125,962	$16,473	$(3,397)	$559,321
Product sales revenues	649,172	15,397	—	—	664,569
Affiliate management fee revenue	690	—	—	—	690

Total revenues	1,070,145	141,359	16,473	(3,397)	1,224,580
Operating expenses	189,151	47,256	13,919	(6,466)	243,860
Product purchases	598,575	7,280	—	(514)	605,341
Equity earnings	(3,324)	—	—	—	(3,324)

Operating margin	285,743	86,823	2,554	3,583	378,703
Depreciation and amortization	50,790	20,743	1,084	3,583	76,200
G&A expenses	47,893	19,356	2,254	—	69,503

Segment profit (loss)	$187,060	$46,724	$(784)	$—	$233,000

Segment assets	$1,612,636	$610,511	$30,499		$2,253,646
Corporate assets					62,862

Total assets					$2,316,508

Goodwill	$—	$11,902	$—	$—	$11,902
Additions to long-lived assets	$79,914	$80,143	$641	$—	$160,698
Investment in equity method investee	$24,087	$—	$—	$—	$24,087

	Year Ended December 31, 2007
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
	(in thousands)
Transportation and terminals revenues	$460,709	$132,693	$18,287	$(2,908)	$608,781
Product sales revenues	692,355	17,209	—	—	709,564
Affiliate management fee revenue	712	—	—	—	712

Total revenues	1,153,776	149,902	18,287	(2,908)	1,319,057
Operating expenses	178,894	56,181	21,282	(5,422)	250,935
Product purchases	626,194	8,233	—	(518)	633,909
Equity earnings	(4,027)	—	—	—	(4,027)

Operating margin (loss)	352,715	85,488	(2,995)	3,032	438,240
Depreciation and amortization	51,936	23,078	1,094	3,032	79,140
G&A expenses	54,016	18,165	2,678	—	74,859

Segment profit (loss)	$246,763	$44,245	$(6,767)	$—	$284,241

Segment assets	$1,692,688	$661,164	$32,444		$2,386,296
Corporate assets					30,635

Total assets					$2,416,931

Goodwill	$—	$11,902	$—	$—	$11,902
Additions to long-lived assets	$92,692	$92,766	$2,002	$—	$187,460
Investment in equity method investee	$24,324	$—	$—	$—	$24,324

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Commitments and Contingencies

Environmental Liabilities. Liabilities recognized for estimated environmental costs were $57.2 million and $57.6 million at December 31, 2006 and 2007, respectively. Environmental liabilities have been classified as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental liabilities will be paid over the next ten years.

MMP’s environmental liabilities include, among other items, accruals for the items discussed below:

Petroleum Products EPA Issue. In July 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act (the “Act”), served an information request to MMP’s former affiliate with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on the petroleum products pipeline system that MMP subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumed that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, MMP may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. MMP responded to the March 2004 information request in a timely manner and has entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. MMP has accrued an amount for this matter based on its best estimates that is less than $22.0 million. Most of the amount MMP has accrued was included as part of the environmental indemnification settlement MMP reached with its former affiliate (see Indemnification Settlement description below). The DOJ and EPA have added to their original demand a release that occurred in the second quarter of 2005 from MMP’s petroleum products pipeline near its Kansas City, Kansas terminal and a release that occurred in the first quarter of 2006 from MMP’s petroleum products pipeline near Independence, Kansas. MMP’s accrual includes these additional releases. MMP is in ongoing negotiations with the EPA; however, it is unable to determine what its ultimate liability could be for these matters. Adjustments to MMP’s recorded liability, which could occur in the near term, could be material to MMP’s results of operations and cash flows.

Ammonia EPA Issue. In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by MMP and operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of MMP’s ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million for which the third-party operator has requested indemnification. In March 2007, MMP also received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator has subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. MMP believes that it does not have an obligation to indemnify or defend the third-party operator for the DOJ criminal fine settlement. The DOJ stated in its notice to MMP that it does not expect MMP or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for these matters based on its best estimates that is less than the maximum statutory penalties.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MMP is currently in discussions with the EPA, DOJ and the third-party operator regarding these two releases but is unable to determine what its ultimate liability could be for these matters. Adjustments to MMP’s recorded liability, which could occur in the near term, could be material to MMP’s results of operations and cash flows.

PCB Impacts. MMP has identified polychlorinated biphenyls (“PCB”) impacts at two of its petroleum products terminals that it is in the process of assessing. It is possible that in the near term, the PCB contamination levels could require corrective actions. MMP is unable at this time to determine what the corrective actions and associated costs might be. The costs of any corrective actions associated with these PCB impacts could be material to MMP’s results of operations and cash flows.

Indemnification Settlement. Prior to May 2004, a former affiliate had agreed to indemnify MMP against, among other things, certain environmental losses associated with assets that were contributed to MMP at the time of its initial public offering or which MMP subsequently acquired from this former affiliate. In May 2004, we and MMP GP entered into an agreement under which the former affiliate agreed to pay MMP $117.5 million to release it from these indemnifications. On June 29, 2007, MMP received the final $35.0 million installment payment associated with this agreement. While the settlement agreement releases this former affiliate from its environmental and certain other indemnifications, some indemnifications remain in effect. These remaining indemnifications cover issues involving employee benefits matters, rights-of-way, easements and real property, including asset titles, and unlimited losses and damages related to tax liabilities.

In conjunction with this settlement:

•

We recorded $61.8 million as a receivable from MMP’s former affiliate with an offsetting reduction of the June 2003 purchase price we paid for our interest in MMP. The $61.8 million amount represented the difference between the discounted value of the future cash proceeds to be received as of June 2003 from MMP’s former affiliate ($106.9 million) less the amount of previously recognized environmental receivables from MMP’s former affiliate ($45.1 million); and

•

The difference between the undiscounted amounts received from MMP’s former affiliate and the discounted value of those cash payments was $10.6 million, which we recognized as interest income and an increase to our receivable with MMP’s former affiliate over the period from May 25, 2003 to the final payment made on June 29, 2007.

Our receivable balance with MMP’s former affiliate was $33.9 million at December 31, 2006 and $0 at December 31, 2007. We contributed to MMP all amounts received pursuant to the indemnification settlement. At December 31, 2006 and 2007, known liabilities that would have been covered by this indemnity agreement were $45.7 million and $42.9 million, respectively. Through December 31, 2007, MMP has spent $45.5 million of the $117.5 million indemnification settlement amount for indemnified matters, including $20.1 million of capital costs. The cash MMP has received from the indemnity settlement is not reserved and has been used by MMP for its various other cash needs, including expansion capital spending.

Environmental Receivables. MMP had recognized receivables from insurance carriers and other entities related to environmental matters of $5.9 million and $6.9 million at December 31, 2006 and 2007, respectively.

Unrecognized Product Gains. MMP’s petroleum products terminals operations generate product overages and shortages. When MMP’s petroleum products terminals experience net product shortages, MMP recognizes expense for those losses in the periods in which they occur. When MMP’s petroleum products terminals experience net product overages, MMP has product on hand for which it has no cost basis. Therefore, these net overages are not recognized in MMP’s financial statements until the associated barrels are either sold or used to offset product losses. The combined net unrecognized product overages for MMP’s petroleum products terminals

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations had a market value of approximately $11.1 million as of December 31, 2007. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

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

20.	Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows (in thousands, except per unit amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Revenues	$279,515	$311,788	$316,891	$316,386
Operating margin	93,520	103,099	76,880	105,204
Total costs and expenses	221,255	245,233	277,497	250,919
Net income	10,780	12,898	915	9,913
Basic and diluted net income per limited partner unit	0.08	0.21	0.01	0.22

2007
Revenues	$292,221	$328,389	$322,191	$376,256
Operating margin	98,195	113,047	105,081	121,917
Total costs and expenses	232,295	254,343	255,736	296,469
Net income	11,533	14,874	14,113	14,878
Basic and diluted net income per limited partner unit	0.19	0.26	0.26	0.28

Revenues and operating margin were favorably impacted in all quarters during 2007 by increases in tariff rates and from capital projects completed in 2006 and early 2007. Product price increases during 2007 favorably impacted commodity revenues and margins and net product overages for all quarters during 2007. Second-quarter 2007 net income was negatively impacted $2.9 million by transactions associated with the repayment of MMP’s pipeline notes. Fourth-quarter 2007 revenues and operating margin were favorably impacted by $2.8 million from the revenues recognized from MMP’s variable-rate terminalling agreements.

Third-quarter 2006 operating margin was negatively impacted by lower product margins as a result of rapidly declining petroleum product prices. First-quarter 2006 and fourth-quarter 2006 revenues were favorably impacted by $6.4 million and $3.0 million, respectively, associated with the revenues MMP recognized from variable-rate terminalling agreements.

21.    Fair Value Disclosures

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosure for financial instruments:

Cash and cash equivalents and restricted cash. The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.

Accounts receivable—indemnification receivable. This asset represents amounts due from a former affiliate of MMP related to MMP’s indemnification settlement agreement (see Note 19—Commitments and

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingencies). Fair value was determined by discounting expected future cash receipts at our estimated lending rate to the former affiliate.

Long-term receivable. Fair value was determined by discounting estimated future cash flows by the rates inherent in the long-term instruments plus/minus the change in the risk-free rate since inception of the instrument.

Debt. The fair value of MMP’s publicly traded notes was based on the prices of those notes at December 31, 2006 and 2007. The fair value of MMP’s Magellan Pipeline notes was determined by discounting estimated future cash flows using its incremental borrowing rate. The carrying amount of floating-rate borrowings at December 31, 2007 approximates fair value due to the variable rates of those instruments.

Interest rate swaps. Fair value was determined based on forward market prices and approximates the net gains and losses that would have been realized if the contracts had been settled at year-end. The 2006 values represent long-term liabilities and the 2007 values represent long-term assets.

Other deferred liabilities—deposits. This liability represents a long-term deposit MMP holds associated with a third-party supply agreement. Fair value was determined by discounting the deposit amount at MMP’s incremental borrowing rate.

The following table reflects the carrying amounts and fair values of our financial instruments as of December 31, 2006 and 2007 (in thousands):

	December 31, 2006		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$6,977	$6,977	$938	$938
Restricted cash	5,283	5,283	—	—
Accounts receivable—indemnification receivable.	33,915	33,718	—	—
Long-term receivables	7,239	6,525	7,801	6,849
Debt	794,222	800,385	911,801	933,650
Interest rate swaps	(2,935)	(2,935)	2,735	2,735
Other deferred liabilities—deposits	13,500	7,042	18,500	9,886

Fair Value Measurements

In September 2006, the FASB adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years; however, earlier application was encouraged. We elected to adopt SFAS No. 157 effective January 1, 2007. Our fair value measurements as of December 31, 2007 using significant other observable inputs for MMP’s interest rate swap derivatives were $2.7 million.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.	Distributions

Distributions paid by MMP during 2005, 2006 and 2007 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Common Units	Subordinated Units	General Partner(a)	Total Cash Distribution
02/14/05	$ 0.45625	$ 26,390	$ 3,887	$ 5,201	$ 35,478
05/13/05	0.48000	29,127	2,726	6,778	38,631
08/12/05	0.49750	30,189	2,825	7,939	40,953
11/14/05	0.53125	32,236	3,018	10,178	45,432

Total	$ 1.96500	$ 117,942	$ 12,456	$ 30,096	$ 160,494

02/14/06	$ 0.55250	$ 33,526	$ 3,138	$ 12,839	$ 49,503
05/15/06	0.56500	37,494	—	13,668	51,162
08/14/06	0.57750	38,324	—	14,497	52,821
11/14/06	0.59000	39,153	—	15,327	54,480

Total	$ 2.28500	$ 148,497	$ 3,138	$ 56,331	$ 207,966

02/14/07	$ 0.60250	$40,094	$ —	$ 16,197	$ 56,291
05/15/07	0.61625	41,009	—	17,112	58,121
08/14/07	0.63000	41,924	—	18,027	59,951
11/14/07	0.64375	42,839	—	18,942	61,781

Total	$ 2.49250	$ 165,866	$ —	$ 70,278	$ 236,144

(a)	Includes amounts paid to MMP GP for its incentive distribution rights.

Distributions paid by MMP to us and MMP GP were as follows (in thousands except per unit amounts):

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Common Units	Subordinated Units	General Partner(a)	Total Cash Distribution
02/14/05	$ 0.45625	$ —	$ 3,887	$ 5,201	$ 9,088
05/13/05	0.48000	1,147	—	6,778	7,925
08/12/05	0.49750	—	—	7,939	7,939
11/14/05	0.53125	—	—	10,178	10,178

Total	$ 1.96500	$ 1,147	$ 3,887	$ 30,096	$ 35,130

02/14/06	$ 0.55250	$ —	$ —	$ 12,839	$ 12,839
05/15/06	0.56500	—	—	13,668	13,668
08/14/06	0.57750	—	—	14,497	14,497
11/14/06	0.59000	—	—	15,327	15,327

Total	$ 2.28500	$ —	$ —	$ 56,331	$ 56,331

02/14/07	$ 0.60250	$ —	$ —	$ 16,197	$ 16,197
05/15/07	0.61625	—	—	17,112	17,112
08/14/07	0.63000	—	—	18,027	18,027
11/14/07	0.64375	—	—	18,942	18,942

Total	$ 2.49250	$ —	$ —	$ 70,278	$ 70,278

(a)	Includes amounts paid to MMP GP for its incentive distribution rights.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2006, MMP’s partnership agreement was amended to restore the incentive distribution rights to the same level as before an amendment made in connection with MMP’s October 2004 pipeline system acquisition that reduced the incentive distributions paid to MMP GP by $1.3 million in 2004, $5.0 million in 2005 and $3.0 million in 2006. In return, we made a capital contribution to MMP on February 9, 2006 equal to the present value of the remaining reductions in incentive distributions, or $4.2 million. The owner of our general partner reimbursed us for this amount.

On February 14, 2008, MMP paid cash distributions of $0.6575 per unit on its outstanding limited partner units to unitholders of record at the close of business on February 6, 2008. Because MMP issued 197,433 limited partner units in January 2008 and MMP GP did not make an equity contribution to MMP associated with that equity issuance, MMP GP’s ownership interest in MMP changed from 1.995% to 1.989%. See Note 24 – Subsequent Events for further discussion of this matter. The total distributions paid on February 14, 2008 were $63.8 million, of which $1.3 million was paid to MMP GP on its 1.989% general partner interest and $18.6 million on its incentive distribution rights.

Distributions we made to our affiliate owners during 2005 and 2006 prior to our becoming a public company are as follows (in thousands):

Date Distribution Paid	Amount
2005
January	$125,795
February	13,000
April	81,500
May	32,000
June	162,000
November	7,000
December	34,621

Total	$455,916

2006
January	$74
February	522,194

Total	$522,268

Distributions we made during 2006 and 2007 subsequent to our becoming a public company are as follows (in thousands, except per unit amounts):

Payment Date	Distribution Amount	Common Units	General Partner	Total Cash Distribution
05/15/06(a)	$0.20800	$13,031	$1	$13,032
08/14/06	0.22000	13,782	1	13,783
11/14/06	0.23300	14,597	1	14,598

Total	$0.66100	$41,410	$3	$41,413

02/14/07	$0.2460	$15,411	$2	$15,413
05/15/07	0.2615	16,382	2	16,384
08/14/07	0.2760	17,291	2	17,293
11/14/07	0.2900	18,168	3	18,171

Total	$1.0735	$67,252	$9	$67,261

(a)	MGG GP declared a cash distribution of $0.208 associated with the first quarter of 2006. The distribution paid to our public unitholders for that quarter was prorated for the 45-days that we were a public entity, or $0.104 per unit.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 14, 2008, we paid cash distributions of $0.3070 per unit to unitholders of record at the close of business on February 6, 2008. Total distributions paid were $19.2 million.

Total distributions paid to outside and affiliate owners by us and MMP are determined as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007
Cash distributions paid by MMP	$160,494	$207,966	$236,144
Less:
Distributions paid by MMP to its general partner	(30,096)	(56,331)	(70,278)
Distributions paid by MMP to us on limited partner units	(5,034)	—	—

Distributions paid by MMP to outside owners	125,364	151,635	165,866
Distributions we paid to our affiliate owners before we became a public company	455,916	522,268	—
Distributions we paid after becoming a public company	—	41,413	67,261

Total distributions paid to outside and affiliate owners	$581,280	$715,316	$233,127

23.	Partners’ Capital (Deficit)

MMP Capital. The following table details the changes in the number of MMP units outstanding and their ownership by affiliates and the public from January 1, 2005 through December 31, 2007.

	Common		Subordinated
	Public	Affiliates	Public	Affiliates	Total
Units outstanding on January 1, 2005	52,370,000	5,471,082	—	8,519,542	66,360,624
01/05—Sale of units by us	5,471,082	(5,471,082)	—	—	—
02/05—Conversion of subordinated units to common units	—	2,839,846	—	(2,839,846)	—
02/05—Sale of units by us	450,288	(450,288)	—	—	—
04/05—Sale of units by us	—	—	5,679,696	(5,679,696)	—
05/05—Sale of units by us	2,100,000	(2,100,000)	—	—	—
06/05—Sale of units by us	289,558	(289,558)	—	—	—

Units outstanding on December 31, 2005	60,680,928	—	5,679,696	—	66,360,624
01/06—Conversion of subordinated units to common units(a)	5,679,696	—	(5,679,696)	—	—

Units outstanding on December 31, 2006	66,360,624	—	—	—	66,360,624
01/07—Settlement of 2004 award grants	184,905	—	—	—	184,905
Other	768	—	—	—	768

Units outstanding on December 31, 2007(b)	66,546,297	—	—	—	66,546,297

(a)	MMP’s subordination period ended on December 31, 2005 when it met the final financial tests provided for in its partnership agreement. As a result, on January 31, 2006, one day following the distribution record date, the 5,679,696 outstanding subordinated units representing limited partner interests in MMP converted to common units.
(b)	For the year ended December 31, 2007, the weighted-average number of limited partner units outstanding for basic net income per unit calculation includes phantom limited partner units associated with deferred compensation of certain directors of MMP’s general partner.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MMP’s limited partner units outstanding at December 31, 2007 were all held by the public. Our ownership interest in MMP at December 31, 2007 was limited to our approximate 2% general partner interest and incentive distribution rights, which we derive through our 100% ownership interest in MMP GP.

MMP’s subordination period ended on December 31, 2005, when it met the final financial tests provided for in its partnership agreement. As a result, there are no longer restrictions on MMP GP’s ability to issue MMP limited partner units.

For purposes of determining capital balances, MMP allocates net income to its general partner and limited partners based on their contractually-determined cash distributions declared and paid following the close of each quarter with adjustments for amounts directly charged to its general partner for specific costs that we have assumed and for which the limited partners are not responsible. However, for periods in which MMP’s net income exceeds its distributions, the net income allocation is adjusted as if the undistributed net income is allocated an approximate 2% to its general partner and the remainder to the limited partners.

During 2007, cash distributions paid by MMP to its general partner and limited partners were made based on the following table:

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

See Note 24—Subsequent Events for a discussion of the changes in the percentage of distributions to the limited and general partner interests that occurred after December 31, 2007.

In the event of liquidation, all property and cash in excess of that required to discharge all liabilities will be distributed to the partners in proportion to the positive balances in their respective capital accounts. The limited partners’ liability is generally limited to their investment.

Our Capital

In February 2006, we completed an initial public offering of our limited partner units. In that transaction, we issued and sold 22.0 million limited partner units to the public, which represented 35% of our limited partner units. The other 40.6 million units were retained by MGG MH. During 2007, MGG MH sold 31.8 million of their limited partner units in us. Please see Note 2—Initial Public Offering and Sale of Units by MGG MH for further detail on these transactions. As of December 31, 2007, 62.6 million units remained outstanding.

The limited partners holding our common units have the following rights, among others:

•	right to receive distributions of our available cash within 50 days after the end of each quarter;

•	right to remove MGG GP as our general partner upon a 66.7% majority vote of outstanding unitholders;

•	right to transfer limited partner unit ownership to substitute limited partners;

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

right to receive an annual report, containing audited financial statements and a report on those financial statements by our independent public accountants within 120 days after the close of the fiscal year end;

•	right to receive information reasonably required for tax reporting purposes within 90 days after the close of the calendar year;

•	right to vote according to the limited partners’ percentage interest in us at any meeting that may be called by our general partner; and

•	right to inspect our books and records at the unitholders’ own expense.

MGG GP’s general partner ownership interest in us is 0.0141%. Therefore, the quarterly distributions declared by our general partner’s board of directors and paid to the limited unitholders represent 99.9859% of total distributions paid, with the remaining 0.0141% paid to our general partner.

Following the termination of MMP’s subordination period, we reclassified $277.4 million from non-controlling owners’ interests of consolidated subsidiaries to partners’ capital. This reclassification recognized the gain on sale by us of MMP’s limited partner units in 2004 and 2005.

In the event of liquidation, all property and cash in excess of that required to discharge all liabilities will be distributed to the partners in proportion to the positive balances in their respective capital accounts. The limited partners’ liability is generally limited to their investment.

24.	Subsequent Events

On January 24, 2008, the MMP Compensation Committee approved 199,542 unit award grants pursuant to MMP’s long-term incentive plan, of which 184,051 have been granted to-date. These award grants have a three-year vesting period which will end on December 31, 2010.

On January 24, 2008, MMP issued 197,433 of MMP limited partner units, of which 196,856 were issued to settle the 2005 unit award grants to certain employees, which vested on December 31, 2007, and 577 were issued to settle the equity-based retainer paid to one of the directors of MMP GP. MMP GP did not make an equity contribution to MMP associated with this equity issuance and as a result its general partner ownership interest in MMP changed from 1.995% to 1.989%. MMP GP’s incentive distribution rights were not affected by this transaction. As a result, cash distributions paid by MMP after January 24, 2008 will be made based on the following table:

	Percentage of Distributions
		General Partner
Quarterly Distribution Amount per Unit	Limited Partners	General Partner Interest	Incentive Distribution Rights
Up to $0.289	98.011%	1.989%	0.000%
Above $0.289 up to $0.328	85.011%	1.989%	13.000%
Above $0.328 up to $0.394	75.011%	1.989%	23.000%
Above $0.394	50.011%	1.989%	48.000%

During January 2008, MMP acquired a petroleum products terminal in Bettendorf, Iowa from CITGO Petroleum Corporation for $12.0 million. MMP has subsequently leased the Bettendorf terminal to a third-party entity under a long-term lease that has an initial term of five years.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also during January 2008, MMP entered into a total of $200.0 million of forward starting interest rate swap agreements to hedge against the variability of future interest payments on a portion of borrowings under our revolving credit facility. MMP anticipates refinancing up to $250.0 million of its revolver borrowings with either new variable-rate debt or with ten-year fixed-rate debt by the end of the second quarter of 2008. MMP’s objective is to limit its exposure to changes in the benchmark interest rate between now and the date of the refinancing. MMP will account for the interest rate swap agreements as cash flow hedges.

On February 14, 2008, MMP paid cash distributions of $0.6575 per unit on its outstanding limited partner units to unitholders of record at the close of business on February 6, 2008. The total distributions paid were $63.8 million, of which $1.3 million was paid to MMP GP on its approximate 2% general partner interest and $18.6 million on its incentive distribution rights.

Also on February 14, 2008, we paid cash distributions of $0.3070 per unit to unitholders of record at the close of business on February 6, 2008. Total distributions paid were $19.2 million.

During February 2008, MMP entered into an agreement to assign its third-party supply obligation to a third-party entity effective March 1, 2008. MMP will continue to earn transportation revenues for the product it ships related to this supply agreement but will no longer recognize associated product sales and purchases. However, MMP will share in a portion of the assignor’s trading profits or losses relating to the assigned product supply agreement, but it will not be required to fund inventory requirements. As of December 31, 2007, MMP held inventory valued at $49.3 million for the third-party supply agreement. Upon the March 1, 2008 effective date, MMP will sell any remaining inventory to the assignor and recognize the resulting gain or loss based on inventory values on that date. In the event the third-party entity assuming this obligation from MMP is unable to perform on this agreement through the 2018 expiration date, the supply agreement obligation will revert back to MMP.

ITEM 9.	Changes in and Disagreement With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) of the Securities Exchange Act) was performed as of the end of the period covered by the date of this report. This evaluation was performed under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and practices are effective in providing reasonable assurance that all required disclosures are included in the current report. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) of the Securities and Exchange Act) during the quarter ending December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our general partner’s Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that simple error or mistakes can occur. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our disclosure controls and internal controls and make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as systems change and conditions warrant.

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

Directors of Our General Partner

Walter R. Arnheim, 63, has served as an independent director of our general partner since February 15, 2006. From January 2000 until July 2002, he was the Executive Director of the Washington Opera. Mr. Arnheim was employed by Mobil Corporation for 34 years and retired as its Treasurer in January 2000. He currently serves on the Board of Opera Lafayette and is President of Mozaik Investment, a private equity firm.

Robert G. Croyle, 65, has served as an independent director of our general partner since December 19, 2006. He served as Vice Chairman of the Board and Chief Administrative Officer of Rowan Companies, Inc., a major international offshore and land drilling contractor, from August 2002 until December 2006 and as Executive Vice President from 1993 to 2002. Mr. Croyle currently serves as a director of Rowan Companies, Inc. and Boots & Coots International Well Control, Inc.

Patrick C. Eilers, 41, has served as a director of our general partner since April 17, 2003. He also serves as a director of the general partner of MMP and MGG MH. Mr. Eilers is a Managing Director of Madison Dearborn Partners, LLC overseeing the firm’s energy, power and chemicals practice. Prior to joining Madison Dearborn Partners, LLC in 1999, he served as a Director with Jordan Industries, Inc. and as an Associate with IAI Venture Capital, Inc. He also played professional football with the Chicago Bears, the Washington Redskins and the Minnesota Vikings from 1990 to 1995.

James C. Kempner, 68, has served as an independent director of our general partner since March 16, 2006. He served as the President and Chief Executive Officer (“CEO”) of Imperial Sugar Company from October 1993 to October 2001 and as Executive Vice President and Chief Financial Officer (“CFO”) from April 1988 to September 1993. Prior to joining Imperial, he served for more than 10 years in several executive positions with Pogo Producing Company, including Treasurer and CFO. His career also includes nine years of investment banking experience with Lehman Brothers in the oil services industry.

Thomas T. Macejko, Jr., 33, has served as a director of our general partner since January 26, 2007. He also serves as a director of the general partner of MMP. Mr. Macejko is a Vice President of Madison Dearborn Partners, LLC. Prior to joining Madison Dearborn partners, LLC as a Vice President in 2004, Mr. Macejko attended Northwestern University J.L. Kellogg Graduate School of Management. From 1998 through 2002, he was an analyst with Madison Dearborn Partners, LLC and Deutsche Banc Alex. Brown.

Thomas S. Souleles, 39, has served as a director of our general partner since December 13, 2004. He also serves as a director of the general partner of MMP and MGG MH. Mr. Souleles has been employed by Madison Dearborn Partners, LLC since 1995 where he serves as a Managing Director, jointly leading the firm’s basic industries practice. He is also a director of Great Lakes Dredge & Dock Corporation and Packaging Corporation of America.

Don R. Wellendorf, 55, is currently Chairman of the Board and has served as a director of our general partner since December 21, 2005 and the President and CEO since June 17, 2003. He also serves as Chairman of the Board, President and CEO of the general partner of MMP and as President and CEO of the general partner of MGG MH. Prior to November 2002, he served as Senior Vice President, Treasurer and CFO of MMP’s former general partner. From 1998 to 2002, he served as a Vice President of a subsidiary of Williams. Prior to Williams’ merger with MAPCO Inc. (“MAPCO”), Mr. Wellendorf served in various management positions since joining MAPCO in 1979.

Executive Officers of Our General Partner

John D. Chandler, 38, currently serves as Vice President, CFO and Treasurer of our general partner. He also serves as Senior Vice President, CFO and Treasurer of the general partner of MMP. In addition, Mr. Chandler is Vice President, CFO and Treasurer of the general partner of MGG MH. He was Director of Financial Planning and Analysis for a subsidiary of Williams from 1999 to July 2002, including working for MMP since its inception in 2000. Prior to Williams’ merger with MAPCO, Mr. Chandler held various accounting and finance positions since joining MAPCO in 1992.

Lonny E. Townsend, 51, currently serves as Vice President, General Counsel, Secretary and Compliance and Ethics Officer of our general partner. He also serves as Senior Vice President, General Counsel, Assistant Secretary and Compliance and Ethics Officer of the general partner of MMP. In addition, Mr. Townsend is Vice President, General Counsel and Secretary of the general partner of MGG MH. Prior to joining MMP in 2003, Mr. Townsend was Assistant General Counsel for Williams from February 2001 to June 2003. He also served in various other legal positions with Williams since 1991.

Don R. Wellendorf, 55, currently serves as Chairman of the Board, President and CEO of our general partner. He also serves as Chairman of the Board, President and CEO of the general partner of MMP and as President and CEO of the general partner of MGG MH. Prior to November 2002, he served as Senior Vice President, Treasurer and CFO of MMP’s former general partner. From 1998 to 2002, he served as a Vice President of a subsidiary of Williams. Prior to Williams’ merger with MAPCO, Mr. Wellendorf served in various management positions since joining MAPCO in 1979.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of our general partner and persons who beneficially own more than 10% of our limited partner units to file ownership and changes in ownership reports with the SEC and the NYSE. The SEC regulations also require that a copy of all these Section 16(a) forms filed must be furnished to us by the directors and executive officers of our general partner and persons beneficially owning more than 10% of our limited partner units. Based on a review of the copies of these forms and amendments thereto with respect to 2007, CRF failed to report three transactions on a timely basis due administrative oversight.

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

Audit Committee

The members of the audit committee are Walter R. Arnheim, Robert G. Croyle and James C. Kempner. Our general partner’s board of directors has determined that each of these directors meets the independence and financial literacy requirements of the NYSE. Mr. Arnheim is the chairman of the audit committee. Our general partner’s board of directors has determined that Mr. Arnheim is an audit committee financial expert.

Communications to the Board of Directors

The non-management members of our general partner’s board of directors meet quarterly following each regularly scheduled board meeting. The presiding director at these non-management board member meetings is Robert G. Croyle. You may send communications to our general partner’s board of directors by calling our Action Line at 1-800-876-6021. All messages received for the board of directors will be forwarded directly to Mr. Croyle.

Corporate Governance Guidelines

The minimum qualifications that our general partner’s board of directors believes must be met in order to recommend a nominee as a director are set forth in the Corporate Governance Guidelines, which have been approved by our general partner’s board of directors and are available on our website at www.mgglp.com. You may request a free copy of the Corporate Governance Guidelines by contacting our Director of Investor Relations at One Williams Center, MD 28-1, Tulsa, Oklahoma 74172.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

Our named executive officers (“NEOs”) are also NEOs of the general partner of Magellan Midstream Partners, L.P. (“MMP”), whose general partner we own. Our general partner only has three officers, which are also our NEOs. Our NEOs spend the majority of their time managing MMP, and MMP is responsible for the majority of their compensation. Therefore, our general partner’s board of directors has delegated responsibility for decisions related to our NEOs’ compensation, other than a material change in compensation philosophy, to the compensation committee of MMP’s general partner’s board of directors (the “MMP Compensation Committee”). Based on the estimated time each of our NEOs spent managing our affairs, our general partner’s board of directors agreed the percentages set forth below of each NEO’s base salary, annual non-equity incentive program payout and benefits would be allocated between us and MMP. Our general partner’s board of directors reviews these allocations periodically to determine whether they are appropriate:

NEO	MMP Allocation	Our Allocation
Don R. Wellendorf, CEO	85%	15%
John D. Chandler, CFO	85%	15%
Lonny E. Townsend	85%	15%

This Compensation Discussion and Analysis discusses MMP’s compensation program as it relates to our NEOs. MMP’s compensation programs are administered by the MMP Compensation Committee and consist of the following four components: (i) base salary; (ii) long-term equity incentive plan (“LTIP”); (iii) annual non-equity incentive program (“AIP”); and (iv) benefits. MMP’s LTIP is a part of MMP’s compensation program only and no part of it is intended to compensate our NEOs for their service to us. Therefore, no cost associated with MMP’s LTIP is allocated to us and no units awarded or payouts to our NEOs pursuant to MMP’s LTIP will be discussed in this Compensation Discussion and Analysis.

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

The MMP Compensation Committee engaged the independent executive compensation consulting firm of Compass Consulting and Benefits to assist with the annual evaluation of executive compensation by assisting in: (i) the determination of the appropriate level of compensation for each NEO and (ii) the development of the appropriate level of compensation for achieving the established benchmarks for each performance metric in the AIP.

Market Analysis

The MMP Compensation Committee, in consultation with Compass Consulting and Benefits, utilized third party surveys published by Mercer and Towers Perrin and an industry specific survey by Effective Compensation, Inc. to evaluate MMP’s NEOs’ compensation. Additionally, peer data of other master limited partnerships (“MLPs”) was obtained and utilized in developing a benchmark for our NEO’s compensation. The benchmark ultimately selected as the best possible representation of the applicable market was the MLP Market Benchmark, as described below.

MLP Market Benchmark

As in prior years, the MLP Market Benchmark was defined as 110% of the median compensation of 11 MLPs. These MLPs were chosen because they had a market capitalization of $1 billion to $10 billion, they were in businesses similar to MMP’s and/or they were companies with which MMP competes for employees. The MLP Market Benchmark was set at 110% of the median compensation of the peer MLPs because more than half of the MLPs’ compensation structures are suppressed reflecting their dependence on parent organizations for services and management as opposed to MMP’s stand-alone organization.

The MLP Market Benchmark was comprised of the following MLPs: Alliance Resource Partners, L.P., AmeriGas Partners, L.P., Enbridge Energy Partners, L.P., Energy Transfer Partners, L.P., Enterprise Products Partners L.P., Ferrellgas Partners, L.P., NuStar L.P., ONEOK Partners, L.P., Plains All American Pipeline, L.P., Sunoco Logistics Partners L.P. and TEPPCO Partners, L.P.

Internal Analysis

In addition to the MLP Market Benchmark, the MMP Compensation Committee reviewed internal tally sheets to evaluate the appropriate amount of NEO’s compensation based upon wealth accumulation. The MMP Compensation Committee felt the wealth accumulated by our NEOs was in line with the increase in unitholder value and was, therefore, appropriate. Internal pay equity percentages of MMP’s CEO’s total compensation compared to the NEOs’ total compensation, as well as to each level of compensation in the organization, were also evaluated and determined to be appropriate by the MMP Compensation Committee.

Base Salary

Base salary for each NEO is derived from MLP Market Benchmark data with respect to base salaries for each position and is set at amounts that are deemed competitive in the various labor markets where MMP competes for executive talent. In evaluating 2007 base salaries for our NEOs, the MMP Compensation Committee determined that the base salaries of our NEOs were significantly lower than the MLP Market Benchmark. This finding was consistent with previous years’ evaluations. As a result, increases were awarded in 2007 to bring our NEOs’ base salaries closer to the MLP Market Benchmark. MMP’s Compensation Committee intends to increase our NEOs’ base salaries up to the MLP Market Benchmark over time.

Long-Term Equity Incentive Compensation

MMP’s LTIP is a part of MMP’s compensation program only and no part of it is intended to compensate our NEOs for their service to us. Therefore, no cost associated with MMP’s LTIP is allocated to us and no units awarded or payouts to our NEOs pursuant to MMP’s LTIP will be discussed in this Compensation Discussion and Analysis.

Annual Non-Equity Incentive Program

The objective of MMP’s AIP is to provide a flexible pay-for-performance reward system that is paid out in cash and linked to MMP’s annual financial and operational performance. The MMP Compensation Committee establishes a funding metric to ensure that certain levels of profitability are met before any AIP payments are made. Regardless of whether the funding metric is met, funding of the AIP is at the discretion of the MMP Compensation Committee. The MMP Compensation Committee also sets performance metrics that are used to measure results such as profitability, safety and other results. Each performance metric used for the AIP has an established threshold amount below which no payout would be made. This reflects the view of the MMP Compensation Committee that it is inappropriate to pay annual non-equity incentive compensation for results that do not meet minimum performance expectations.

The MMP Compensation Committee utilized the MLP Market Benchmark to establish the appropriate AIP target levels for each NEO. In evaluating the 2007 AIP target levels it was determined that the target for our CEO was significantly below the MLP Market Benchmark, consistent with prior years’ evaluations. Therefore, the MMP Compensation Committee set our CEO’s 2007 AIP target at approximately 85% of the MLP Market Benchmark with the goal of achieving the MLP Market Benchmark over time. Our CFO and other NEO’s 2007 AIP targets were already near the MLP Market Benchmark with respect to non-equity incentives; therefore, only slight adjustments to their targets were made. The table below reflects the 2007 AIP target for each NEO expressed as a percentage of their annual salary.

NEO	2007 AIP Target
Don R. Wellendorf, CEO	80%
John D. Chandler, CFO	50%
Lonny E. Townsend	50%

2007 AIP

The funding and performance metrics of the AIP are the same for all participants, including our NEOs. The performance metrics selected for 2007 included components that could be influenced by most employees within MMP’s organization, thereby creating a clear line-of-sight for employees between performance and compensation. Each performance metric was chosen to reflect its importance to the organization and was weighted by MMP’s Compensation Committee to reflect MMP’s major business objectives for the year. Threshold, target and stretch performance levels were set for each performance metric. The threshold, target and stretch performance levels established by MMP’s Compensation Committee were designed to motivate individual performance primarily in MMP’s core business and therefore should not be considered to be projections of our or MMP’s actual financial performance.

After the funding metric is met, payout percentages for each performance metric are determined based on actual results attained for each metric multiplied by the weight assigned to that metric. When actual results are at or below threshold, the payout percentage is at 0% for that metric; when actual results are at target (expected performance), the payout percentage is 100%; and when results are at stretch, the payout percentage is 200%. The payout percentage for results between threshold and stretch are interpolated. The payout percentage is then multiplied by the weight of the metric to calculate a payout percentage.

The funding metric for the 2007 AIP was Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) less maintenance capital. The target established for the funding metric in 2007 was $285.0 million and MMP’s actual results for 2007 were $356.0 million. Since MMP’s 2007 actual results exceeded the funding metric, the MMP Compensation Committee exercised its discretion to fund the AIP for 2007. For more information, please see the reconciliation of EBITDA less maintenance capital to MMP’s 2007 actual results in the section entitled “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” in this annual report on Form 10-K.

The performance metrics and associated weights used for our 2007 AIP were as follows:

•

EBITDA less Maintenance Capital – 75% Weight—This metric focuses attention on the ultimate means by which MMP’s operations provide a return to its partners, specifically generating distributable cash flow. The attainment of target for this particular metric helps ensure that MMP has generated sufficient cash flow to maintain or increase the distributions it pays to its unitholders.

•

Environmental—High Consequence Releases – 15% Weight—This metric measures the number of high consequence product releases from MMP’s terminals or pipeline systems and focuses attention on both the environmental aspects of MMP’s business as well as cost control since these releases can result in significant expense. Payout under this metric will be zero if a fatality occurs as a direct result of a release from any asset MMP operates or any high consequence release that exceeds, or is expected to exceed, $2.5 million in cleanup and third party damage expenses.

•

Safety—Occupation Safety and Health Act (“OSHA”) Recordable Incident Rate (“IR”)—10% Weight—This metric focuses attention on the health and safety of employees. Payout under this metric will be zero if a fatality occurs related to activities under MMP’s control.

All payouts under the AIP are eligible for consideration under the terms of the Magellan Pension Plan and the Magellan 401(k) Plan, subject to Internal Revenue Service (“IRS”) limitations.

Changes to the AIP for 2008

The performance metrics that will be used for the 2008 AIP were revised and adopted at the January 2008 MMP Compensation Committee meeting. In an attempt to encourage growth in MMP’s core businesses, the MMP Compensation Committee adopted a financial metric of EBITDA less Maintenance Capital excluding the impact of certain commodity margins. This change from the 2007 AIP financial metric was made to better align this metric with those core activities of the company that can be most affected by the additional focus and motivation provided by the AIP. A separate financial metric specific to commodity-related activities was created to incentivize growth in cash flow generated by those activities. This commodity-related metric was given less weight than the other financial metric, reflecting the fact that such activities are subject to changing market prices, the impact of which to our financial results is not always under the control of MMP’s employees. In order to encourage employees to focus on preventing releases that significantly impact people or the environment, MMP’s Compensation Committee also modified the Environmental performance metric to include a separate metric measuring those incidents involving human error. Additionally, MMP will continue to focus on environmental stewardship and have revised the minimum amount for a release to be considered a high consequence release was revised to be consistent with the amount defined by the Department of Transportation’s Pipeline and Hazardous Materials Safety Administration.

The performance metrics and associated weights that will be used for the 2008 AIP are as follows:

•

EBITDA less Maintenance Capital – 65% Weight—This metric focuses attention on the ultimate means by which MMP’s operations provide a return to its partners, specifically generating distributable cash flow. The attainment of target for this particular metric ensures that MMP has generated sufficient cash flow to maintain or increase the distributions it pays to its unitholders.

•

Commodity Margins – 10% Weight—Commodity margins reflect the contribution commodities can have on the generation of distributable cash, but also recognizes that most employees cannot always directly impact the performance of these activities and market price changes can significantly influence results.

•

Safety—OSHA Recordable IR – 10% Weight—This metric focuses attention on the health and safety of employees. Payout under this metric will be zero if a fatality occurs related to activities under MMP’s control.

•

Environmental—High Consequence Releases – 8% Weight—This metric measures the number of high consequence product releases from MMP’s terminals or pipeline systems and focuses attention on both the environmental aspects of MMP’s business and cost control since these releases can result in significant expense. Payout under this metric will be zero if a fatality occurs as a direct result of a release on any asset MMP operates or any high consequence release that exceeds, or is expected to exceed, $2.5 million in cleanup and third party damage expenses.

•	Environmental—Human Error Releases – 7% Weight—This metric measures the number of releases of one barrel or more due to human error by an employee or a contractor under MMP’s control. Payout under this metric will be zero if a fatality occurs as a result of a release (regardless of human error) or any one human error release exceeds, or is expected to exceed, $2.5 million in cleanup and third party damage expenses.

In addition, MMP’s Compensation Committee changed the payout percentage for achieving the threshold for each performance metric. In 2007, when actual results were at or below threshold, the payout percentage was 0% for each performance metric. In 2008, when actual results are precisely at threshold, the payout percentage is 50% for each performance metric. This change was made based on a recommendation by the independent executive compensation consulting firm in order to maintain the competitiveness of the AIP design as compared to MMP’s peers.

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

Termination or Change-in-Control Provisions

None of our NEOs has an employment contract or agreement, whether written or unwritten, that provides for payments at, following or in connection with, any termination of employment or a change-in-control in our or MMP’s general partner other than the same severance plan and other provisions that apply to all other employees. Payments to our NEOs associated with a position elimination or a change-in-control of MMP’s general partner, of which 15% would be allocated to and paid by us, are provided for under the Magellan Severance Plan. The Magellan Severance Plan provides severance benefits to eligible participants, including our NEOs, based upon years of service for the following termination events:

•

Position Elimination—Benefits payable to the NEO are two weeks of base salary pay for every complete year of service with a minimum of six weeks of base salary and a maximum of fifty-two weeks of base salary; and

•

Change-in-Control—As defined in the plan, to receive severance pay benefits due to a change-in-control, the NEO must resign voluntarily for good reason or be terminated involuntarily for other than performance reasons within two years following a change-in-control. Benefits payable to the NEO are two weeks of base salary pay for every year of service with a minimum of twelve weeks of base salary and a maximum of fifty-two weeks of base salary.

We provide these benefits because we believe they are consistent with the benefits provided by other MLP’s with which we compete. Additional information and details regarding potential payments to our NEOs can be found in the section below entitled “Potential Payments Upon Termination or Change-In-Control of Our General Partner.”

Distributions on NEO’s Personal Investments in MGG MH

MGG MH is the sole owner of our general partner and we are the sole owner of MMP’s general partner. Our NEOs have made a personal investment in Class B common units of MGG MH which constitutes approximately 3% of the total ownership of MGG MH as of December 31, 2007. These Class B common units vest over time. In 2007, our NEOs received the distributions listed below from MGG MH due to their ownership of the Class B common units. The distributions on these personal investments did not reduce MMP’s or our cash flows. MMP recognizes compensation expense for the amount of distributions paid on unvested units only when it becomes probable that the unvested units will not vest. No such compensation expense was recognized in 2007.

NEO	2007 Total Distributions from MGG MH on Vested and Unvested Class B Common Units
Don R. Wellendorf, CEO	$9,825,923
John D. Chandler, CFO	$6,855,295
Lonny E. Townsend	$2,285,098

The MMP Compensation Committee recognizes these are personal investments of our NEOs in MGG MH and does not take distributions related to these investments into account in setting our NEOs’ compensation.

Board of Directors Compensation Report

We have reviewed and discussed the foregoing section entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, we recommend that the Compensation Discussion and Analysis be included in Magellan Midstream Holdings, L.P.’s annual report on Form 10-K for the year ended December 31, 2007.

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

Summary Compensation Table

The following table provides a summary of our NEO’s total compensation expense for the fiscal year ended December 31, 2007 including the 15% compensation expense allocated to and paid by us:

Name and Principal Position	Year	Salary	Unit Awards(1)	Non-Equity Incentive Program Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Don R. Wellendorf, CEO and President	2007	$397,115	$832,325	$476,539	$34,932	$32,790	$1,773,701
	2006	$372,115	$987,131	$310,344	$21,866	$31,886	$1,723,342
John D. Chandler, Vice President, CFO and Treasurer	2007	$245,384	$444,286	$184,038	$9,248	$39,690	$922,646
	2006	$208,269	$534,561	$130,272	$5,617	$35,392	$914,111
Lonny E. Townsend, Vice President, General Counsel, Secretary and Compliance and Ethics Officer	2007	$226,538	$372,702	$169,904	$28,178	$35,948	$833,270
	2006	$197,923	$452,794	$123,801	$14,247	$35,667	$824,432

(1)	Represents the pro forma amounts recognized by MMP as compensation expense assuming Statement of Financial Standard No. 123(R), “Share-Based Payments” had been applied to all unit-based awards to MMP’s NEOs. However, the expense amounts recognized in this table have not been adjusted for estimates of forfeitures. Unit award expense amounts were not allocated to nor paid by us.

Calculation of Our 15% Allocation of NEO Compensation

Name	Salary	Non-Equity Incentive Program Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total Compensation Excluding Unit Awards	Allocation	Our Total Compensation Expense
Don R. Wellendorf	$397,115	$476,539	$34,932	$32,790	$941,376	15%	$141,206
John D. Chandler	$245,384	$184,038	$9,248	$39,690	$478,360	15%	$71,754
Lonny E. Townsend	$226,538	$169,904	$28,178	$35,948	$460,568	15%	$69,085

Narrative Disclosure to Summary Compensation Table

The Summary Compensation Table above reflects the total compensation paid to each of our NEOs by MMP in 2007, including the 15% compensation expense allocated to and paid by us. The total compensation expense of 15%, which does not include any portion of the Unit Award expense, allocated to and paid by us for each of our NEOs was: Don R. Wellendorf, $141,206; John D. Chandler, $71,754; and Lonny E. Townsend, $69,085.

As discussed in the section above entitled “Compensation Discussion and Analysis,” MMP’s compensation program consists of the following four components: (i) base salary; (ii) the MMP LTIP; (iii) the MMP AIP; and (iv) benefits. Please refer to that section for additional information about each of these components.

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

Non-Equity Incentive Program Compensation

The 2007 AIP payouts for each NEO are set forth in the Summary Compensation Table in the Non-Equity Incentive Program Compensation column. The table below provides the weights used for each performance metric of the 2007 AIP, the threshold, target and stretch levels established for 2007 performance, MMP’s actual 2007 results achieved and the calculated payout percentages for each metric.

2007 MMP Annual Non-Equity Incentive Program

Performance Metrics and Year-end Results

($ in millions)

MMP Performance Metric	Weight	MMP 2007Actual Results	Threshold	Target	Stretch	Calculated Payout Percentage
MMP EBITDA less Maintenance Capital	75%	$356.0	$285.0	$324.0	$355.0	150.0%
MMP Environmental—High Consequence Releases	15%	7	5	3	1	0.0%
MMP Safety—OSHA Recordable IR	10%	2.35	1.30	1.17	1.04	0.0%

	100%		Total Calculated Payout Percentage:			150.0%

Once the total of the calculated payout amount under the AIP was determined, the MMP Compensation Committee had the discretion to make adjustments to the funding of the payout pool for all participants, including our NEOs. At the January 2008 MMP Compensation Committee meeting, the MMP Compensation Committee approved the calculated payout percentage based on MMP’s 2007 actual results as measured against the metrics, as described above, and funded the 2007 AIP at the calculated payout percentage of 150%.

Once the total calculated payout amount was approved and funded, the MMP Compensation Committee had discretion to make adjustments to 50% of the individual payout for each NEO. This adjustment, if applied, can range from 0% to 200% of this portion. For 2007, the MMP Compensation Committee made no discretionary adjustments to our NEOs’ AIP payouts. The calculations for the 2007 AIP payouts for our NEOs, including the 15% expense allocated and paid by us, are as follows:

NEO	2007 MMP Actual Annual Base Salary (a)	2007 MMP AIP Target (b)	2007 MMP Total Calculated Payout Percentage (c)	2007 MMP Calculated Payout Amount (a)*(b)*(c)	Our 15% Allocated Expense
Don R. Wellendorf, CEO	$397,115	80%	150%	$476,539	$71,481
John D. Chandler, CFO	$245,384	50%	150%	$184,038	$27,606
Lonny E. Townsend	$226,538	50%	150%	$169,904	$25,486

Pension Benefits

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

The pension plan is a final average pay plan. Each participant’s accrued benefit is determined by a formula taking into consideration years of service, including years of service with the former owner of MMP’s general partner (the “former owner”) up to age 65, final average pay and Social Security-covered compensation wages. The benefit is then offset by the benefit payable at normal retirement age from MMP’s former owner’s pension plan. The benefit is earned by the participant based upon a service ratio, the numerator of which is years of service since December 31, 2003 and the denominator of which is the total years of service possible up to age 65. The formula for the accrued single life benefit payable at normal retirement (age 65) is as follows:

•	1.1% -times- Final Average Pay as of December 31, 2007 -times- Years of Service Projected to Age 65 (including years with former owner)

-plus-

•	0.45% -times- Final Average Pay as of December 31, 2007 in excess of Social Security-Covered Compensation -times- Years of Service Projected to Age 65 (including years with former owner)

-minus-

•	Estimated Frozen Accrued Benefit as of December 31, 2003 Payable from Former Owner at Age 65

-times-

•	Service Ratio (Years of Service since December 31, 2003/Years of Service Possible After December 31, 2003 up to age 65)

The pension plan offers payment options in the form of a single life annuity, joint and survivor life annuity and/or lump sum.

Compensation eligible for consideration under the plan includes base salary and MMP AIP awards up to the IRS limits. MMP does not provide a SERP benefit for our NEOs for any reason including compensation limits imposed by the IRS.

The present value of accumulated benefits for our NEOs under the Magellan Pension Plan as of December 31, 2007 was as follows:

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit
Don R. Wellendorf, CEO	Magellan Pension Plan	28	$92,348
John D. Chandler, CFO	Magellan Pension Plan	15	$24,651
Lonny E. Townsend	Magellan Pension Plan	16	$68,449

The present value of accumulated benefits for each NEO was calculated as of December 31, 2007 based upon standard plan assumptions of a 6.5% discount rate and the RP2000 mortality tables. For full disclosure of all significant assumptions used by the pension plan, please refer to Note 12 – Employee Benefit Plans in our accompanying consolidated financial statements.

Potential Payments Upon Termination or Change-In-Control of our General Partner

None of our NEOs have an employment contract or agreement, whether written or unwritten, that provides for payments at, following or in connection with any termination or change-in-control of our or MMP’s general partner. In the event of a change-in-control of our general partner, no payments would be made to our NEOs. Payments to NEOs associated with a change-in-control of MMP’s general partner are provided for under the Magellan Severance Plan. The total amount of compensation payable to our NEO’s by MMP in each termination situation is listed in the table below, excluding payments they would receive under the MMP LTIP. The MMP LTIP termination payments were excluded because no portion of such payments would be allocated to or paid by us. For purposes of severance analysis, we assumed: (i) each NEO’s employment was terminated on December 31, 2007; and (ii) payouts relative to the 2007 AIP were based on 2007 MMP actual results.

Potential Benefits and Payments

Upon Termination or Change-In-Control

of MMP’s General Partner

As of December 31, 2007

	MMP Potential Payments
NEO Compensation and Benefit Plans	Voluntary Termination(1)	Normal Retirement(2)	Involuntary Not for Cause Termination(3)	For Cause Termination(4)	Involuntary or Good Reason Termination (Change-In- Control)(5)	Death or Disability(6)
Don R. Wellendorf, CEO:
MMP AIP	$—	$476,539	$—	$—	$—	$476,539
MMP Subsidized COBRA Benefits	—	—	4,522	—	4,522	—

Total	$—	$476,539	$4,522	$—	$4,522	$476,539

Our 15% Allocation	$—	$71,481	$678	$—	$678	$71,481

John D. Chandler, CFO:
MMP AIP	$—	$184,038	$—	$—	$—	$184,038
MMP Subsidized COBRA Benefits	—	—	6,057	—	6,057	—

Total	$—	$184,038	$6,057	$—	$6,057	$184,038

Our 15% Allocation	$—	$27,606	$908	$—	$908	$27,606

Lonny E. Townsend:
MMP AIP	$—	$169,904	$—	$—	$—	$169,904
MMP Subsidized COBRA Benefits	—	—	5,259	—	5,259	—

Total	$—	$169,904	$5,259	$—	$5,259	$169,904

Our 15% Allocation	$—	$25,486	$789	$—	$789	$25,486

(1)	Voluntary Termination – NEO resigns his position with MMP’s general partner.
(2)	Normal Retirement – NEO retires from MMP at age 65 and has at least 5 years of vesting service with MMP.
(3)	Involuntary Not for Cause Termination – MMP position eliminated.
(4)	For Cause Termination – NEOs termination of employment resulted from; (i) willful failure by the NEO to substantially perform his or her duties, (ii) gross negligence or willful misconduct of the NEO which results in a significantly adverse effect upon MMP, (iii) willful violation or disregard of the code of business conduct or other published policy of MMP, or (iv) conviction of a crime involving an act of fraud, embezzlement, theft or any other act constituting a felony or causing material harm, financial or otherwise, to MMP.
(5)	Involuntary or for Good Reason Termination – A termination within two years of a change-in-control that occurs on an involuntary basis without cause as described above or on a voluntary basis for Good Reason defined in the Magellan Severance Plan.
(6)	Death or Disability – Disability is defined as meeting the requirements for qualification for benefits under the Magellan Long-Term Disability Plan.

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

The independent directors can elect to defer payment of each of their annual cash retainer, annual limited partner unit award and meeting attendance fees. All deferred compensation amounts are credited to the applicable director’s account in the form of phantom limited partner units, with distribution equivalent rights. Each director’s account is credited with additional phantom limited partner units for all distribution equivalents earned. During 2007, Mr. Arnheim elected to defer all of his compensation and Messrs. Croyle and Kempner elected not to defer any of their compensation. All compensation deferred by Mr. Arnheim was invested in phantom limited partner units. Distribution equivalents will be earned on phantom units held in each director’s deferred compensation account when distributions are paid on our outstanding limited partner units. The distribution equivalents will be converted into additional phantom units with distribution equivalent rights.

Other directors of our general partner during 2007 were Patrick C. Eilers, N. John Lancaster, Jr. (who resigned effective January 30, 2007), Tom Macejko, Jr. (elected January 26, 2007), Thomas S. Souleles and Don R. Wellendorf. These non-independent directors received no compensation for their service on our general partner’s board of directors or its committees.

Details of amounts earned by the independent members of our general partner’s board of directors for the fiscal year ended December 31, 2007 are as follows:

Name	Retainers and Fees Paid or Deferred	Unit Awards Paid or Deferred	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Walter R. Arnheim	$63,000	$50,000	$8,394	—	$121,549
Robert G. Croyle	$48,000	$50,000	—	—	$98,000
James C. Kempner.	$48,000	$50,000	—	—	$98,000

During 2007, each of the independent directors were awarded equity consisting of our common units as set forth below. The fair value of the units awarded was based upon the closing market price of our common units on the grant date.

Date	Units Awarded		Fair Value on Grant Date	Total Compensation
Walter R. Arnheim:
01/01/07	2,130	(a)	$22.30	$47,499
02/14/07	21	(b)	$24.55	515
05/15/07	19	(b)	$29.15	554
06/01/07	1,923	(c)	$29.38	56,498
08/14/07	40	(b)	$28.51	1,140
11/15/07	49	(b)	$24.65	1,208
12/01/07	347	(d)	$25.89	8,984

Total	4,529			$116,398

Date	Units Awarded		Fair Value on Grant Date	Total Compensation
Robert G. Croyle:
01/01/07	1,121	(e)	$22.30	$24,998
06/01/07	851	(e)	$29.38	25,002

Total	1,972			$50,000

Date	Units Awarded		Fair Value on Grant Date	Total Compensation
James C. Kempner.:
01/01/07	1,121	(e)	$22.30	$24,998
06/01/07	851	(e)	$29.38	25,002

Total	1,972			$50,000

(a)	Represents 50% of Mr. Arnheim’s annual cash retainer ($30,000), equity retainer paid in limited partner units ($50,000) and annual retainer as Chairman of the Audit Committee.
(b)	Represents the distribution equivalents value for the total of all deferred units held by this director on the dates we paid quarterly distributions to our unitholders.
(c)	Represents the remaining 50% of Mr. Arnheim’s compensation described in (1) above, plus $13,500 for attendance at board meetings during the period December 1, 2006 through May 31, 2007.
(d)	Represents fees for attending board meetings during the period June 1, 2007 through November 30, 2007.
(e)	Represents 50% of this director’s annual retainer paid in limited partner units ($50,000).

Director Compensation

Nonqualified Deferred Compensation Plan

Name	Director Deferred Compensation In Last Fiscal Year ($)	Nonqualified Deferred Compensation Earnings in Last Fiscal Year ($)
Walter R. Arnheim	$113,000	$8,394

Name	Beginning Balance January 1, 2007	2007 Deferred Compensation	2007 Distribution Equivalents	Market Value Gains/(Loss)	Ending Balance December 31, 2007
Walter R. Arnheim
Market Value	$0	$113,000	$3,417	$4,977	$121,394
Number of Units	0	4,400	129	—	4,529

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of February 15, 2008 the number of our limited partner units beneficially owned by: (1) each person who is known to us to beneficially own more than 5% of our limited partner units; (2) the current directors of our general partner’s board of directors; (3) the NEOs of our general partner; and (4) all current directors and executive officers of our general partner as a group. We obtained certain information in the table from filings made with the SEC.

Name of Beneficial Owner, Director or Named Executive Officer	Our Common Units		Percentage of Common Units
MGG MH(1)(2)(3)	8,841,193	(4)	14.1%
Lehman Brothers Holdings Inc. and Lehman Brothers Inc.(5)	6,674,008		10.7%
The Goldman Sachs Group, Inc. and Goldman, Sachs and Company(6)	3,818,520		6.1%
Swank Capital, LLC, Swank Energy Income Advisors, LP and Jerry V. Swank(7)	3,788,557		6.1%
Walter R. Arnheim	2,035	(4)	*
Robert G. Croyle	2,972	(4)	*
Patrick C. Eilers(8)	—		—
James C. Kempner	7,373	(4)	*
Thomas T. Macejko, Jr.(8)	—		—
Thomas S. Souleles(8)	—		—
Don R. Wellendorf(9)	—		—
John D. Chandler(9)	—		—
Lonny E. Townsend(9)	—		—
All Current Directors and Executive Officers as a Group (9 persons)	12,380	(4)	*

*	represents less than 1%

(1)

Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”), owns a 50% membership interest in MGG Midstream Holdings GP, LLC, the general partner of MGG MH, and a 47.4% limited partner interest in MGG MH., which owns limited partner units in us. CRF may be deemed to beneficially own the limited partner units held by MGG MH. The address of CRF is 712 Fifth Avenue, 51st Floor, New York, NY 10019.

(2)	Madison Dearborn Capital Partners IV, L.P., or Madison Dearborn, owns a 50% membership interest in MGG Midstream Holdings GP, LLC, the general partner of MGG MH, and a 47.4% limited partner interest in MGG MH, which owns limited partner units in us. Madison Dearborn may be deemed to beneficially own the limited partner units held by MGG MH. The address of Madison Dearborn is Three First National Plaza, Suite 3800, Chicago, IL 60602.
(3)	The address for MGG MH is One Williams Center, Tulsa, OK 74172.
(4)	None of which are pledged as security.
(5)	A filing with the SEC on February 13, 2008 indicates that Lehman Brothers Holdings Inc. and Lehman Brothers Inc. are or may be deemed to be joint beneficial owners of the number of common units indicated in the above table. The address of each of these entities is 745 Seventh Avenue, New York, NY 10019.
(6)	A filing with the SEC on February 8, 2008 indicates that Goldman Sachs Group, Inc. and Goldman, Sachs & Co. are or may be deemed to be joint beneficial owners of the number of common units indicated in the above table. The address of The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. is 85 Broad Street, New York, NY 10004.
(7)	A filing with the SEC on February 15, 2008 indicates that Swank Capital, LLC, Swank Energy Income advisors, LP and Jerry V. Swank are or may be deemed to be joint beneficial owners of the number of common units indicated in the above table. The address of each of these entities and the individual is 3300 Oak Lawn Avenue, Suite 650, Dallas, TX 75219.
(8)	A director of MGG Midstream Holdings GP, LLC, the general partner of MGG MH who disclaims beneficial ownership of any of our limited partner units held by MGG MH. The address for MGG MH is One Williams Center, Tulsa, OK 74172.
(9)	Our executive officers collectively own an approximate 3% limited partner interest in MGG MH, which owns limited partner units in us.

The following table sets forth as of February 15, 2008 the number of MGG MH Class B common units beneficially owned by: (1) the current directors of our general partner’s board of directors; (2) the NEOs of our general partner; and (3) all current directors and executive officers of our general partner as a group.

Name of Director or Named Executive Officer	MGG MH Class B Common Units		Percentage of Total Class B Common Units
Walter R. Arnheim	—		—
Robert G. Croyle	—		—
Patrick C. Eilers	—		—
James C. Kempner	—		—
Thomas T. Macejko, Jr.	—		—
Thomas S. Souleles	—		—
Don R. Wellendorf	215,000	(1)	30.1%
John D. Chandler	150,000	(1)	21.0%
Lonny E. Townsend	50,000	(1)	7.0%
All Current Directors and Executive Officers as a Group (9 persons)	415,000		58.1%

(1)	None of which are pledged as security.

The following table sets forth as of February 15, 2008 the number of common units of MMP beneficially owned by: (1) the current directors of our general partner’s board of directors; (2) the NEOs of our general partner; and (3) all current directors and executive officers of our general partner as a group.

Name of Director or Executive Officer	MMP Common Units		Percentage of Total MMP Common Units
Walter R. Arnheim	—		—
Robert G. Croyle	—		—
Patrick C. Eilers	—		—
James C. Kempner	5,000	(1)	*
Thomas T. Macejko, Jr	—		—
Thomas S. Souleles	—		—
Don R. Wellendorf	75,945	(1)	*
John D. Chandler	34,190	(1)	*
Lonny E. Townsend	20,221	(1)	*
All Current Directors and Executive Officers as a Group (9 persons)	135,356		*

*	represents less than 1%
(1)	None of which are pledged as security.

Securities Authorized for Issuance under Equity Compensation Plans

The table set forth below provides information concerning the various types of awards that may be issued from the Magellan Midstream Holdings Long-Term Incentive Plan, including options, restricted units, phantom units, performance awards and unit awards as of December 31, 2007. For more information regarding the material features of the Magellan Midstream Holdings Long-Term Incentive Plan, please read Note 17—Long-Term Incentive Plan of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

Plan Category	Number of Securities to be Issued upon Exercise/Vesting of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the 1st Column of this Table)
Equity Compensation Plans Approved by Security Holders	—	137,576
Total	—	137,576

(1)	Units delivered pursuant to an award consist, in whole or in part, of units acquired on the open market, from any affiliate, us, any other person or any combination of the foregoing. We have the right to issue new units as part of the Plan. Awards may also be settled in cash. Units or cash awarded pursuant to the Plan are granted without payment by the participant. Taxes are withheld from the award to cover the participant’s mandatory tax withholdings.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, MMP GP receives approximately 50% of any incremental cash distributed per MMP limited partner unit. We own MMP GP. The executive officers of our general partner collectively own approximately 3% of MGG MH, which owns approximately 14% of our limited partner interests, and, therefore also indirectly benefits from these distributions. For more information regarding our executive officers’ ownership of MGG MH as evidenced by Class B common units, please read Item 12 herein. In 2007, distributions paid to MMP GP totaled $70.3 million.

MGG GP provides the employees necessary to conduct MMP’s and our operations pursuant to a services agreement. We reimburse MGG GP for the allocated costs of these employees. The affiliate payroll and benefits accrual associated with this agreement at December 31, 2007 was $23.4 million. The long-term affiliate pension and benefits accrual associated with this agreement at December 31, 2007 was $22.4 million. We and MMP settle our respective affiliate payroll and payroll-related expenses with MGG GP on a monthly basis. Further, MMP settles its postretirement benefit costs with MGG GP on a monthly basis. MMP settles its long-term pension liabilities through contributions to MGG GP’s pension fund.

MMP pays us and MGG GP for the direct and indirect G&A expenses incurred on MMP’s behalf pursuant an omnibus agreement that expires in 2010. We reimburse MMP for all of its G&A expenses in excess of a G&A cap as described in the omnibus agreement. The amount of G&A costs we reimbursed to MMP in 2007 was $4.1 million. We do not expect to reimburse MMP under this agreement beyond 2008.

We are partially owned by an affiliate of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”). Until January 30, 2007, one of the members of our general partner’s eight-member board of directors was a representative of CRF. Our general partner’s board of directors adopted a policy to address board of director conflicts of interests. In compliance with this policy, CRF adopted procedures internally to assure that our proprietary and confidential information was protected from disclosure to competing companies in which CRF owned an interest. As part of these procedures, CRF had agreed that none of its representatives would serve on our general partner’s board of directors and on the boards of directors of competing companies in which CRF owns an interest. CRF is part of an investment group that has purchased Knight, Inc. (formerly known as Kinder

Morgan, Inc.). To alleviate competitive concerns the Federal Trade Commission (“FTC”) raised regarding this transaction, CRF agreed with the FTC to remove their representatives from our general partner’s board of directors. CRF’s agreement with the FTC was announced on January 25, 2007, and as of January 30, 2007, all of the representatives of CRF voluntarily resigned from the board of directors of our general partner.

During the period January 1, 2007 through January 30, 2007, CRF had total combined general and limited partner interests in SemGroup, L.P. (“SemGroup”) of approximately 30%. During this time period, one of the members of the seven-member board of directors of SemGroup’s general partner was a representative of CRF, with three votes on that board. MMP, through its subsidiaries and affiliates, was a party to a number of arms-length transactions with SemGroup and its affiliates, which we and MMP had historically disclosed as related party transactions. For accounting purposes, we and MMP have not classified SemGroup as a related party since the voluntary resignation of the CRF representatives from our general partner’s board of directors as of January 30, 2007. A summary of MMP’s transactions with SemGroup for the period from January 1, 2007 through January 30, 2007, is provided in the following table (in millions):

January 1, 2007 Through January 30, 2007
Sales of petroleum products	$20.5
Purchases of petroleum products	14.5
Terminalling and other services revenues	0.3
Storage tank lease revenues	0.4
Storage tank lease expense	0.1

In February 2006, MMP signed an agreement with an affiliate of SemGroup under which MMP agreed to construct two 200,000 barrel tanks on its property at El Dorado, Kansas, to sell these tanks to SemGroup’s affiliate and to lease these tanks back under a 10-year operating lease. MMP received no funds associated with this transaction during the period January 1, 2007 through January 30, 2007.

We have entered into a $5.0 million revolving credit facility with MGG Midstream Holdings, L.P. as the lender. The facility is available exclusively to fund working capital borrowings. Borrowings under the facility mature on December 31, 2008 and bear interest at LIBOR plus 2.0%. We pay a commitment fee to MGG MH on the unused portion of the working capital facility of 0.25% annually.

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

Director Independence

Because we are a publicly traded limited partnership, the New York Stock Exchange (“NYSE”) rules do not require our general partner’s board to be made up of a majority of independent directors. However, our general partner’s board of directors has three directors who satisfy the independence and financial literacy requirements of the NYSE and the Securities and Exchange Commission. These directors are Walter R. Arnheim, Robert G. Croyle and James C. Kempner. Based on all relevant facts and circumstances, our general partner’s board of directors affirmatively determined on January 25, 2008 that the independent directors have no material relationship with us or our general partner. The following categorical standards were used by our general partner’s board of directors to determine the independence of these directors:

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

James C. Kempner’s son is an officer of J.P.Morgan Chase & Co. and his son-in-law is a partner of Andrews Kurth LLP, a law firm. We have a banking relationship with J.P. Morgan Chase & Co. and retain the services of Andrews Kurth LLP from time to time. These relationships were not required to be disclosed in the section above entitled “Related Person Transactions,” but were considered by the board of directors in determining the independence of Mr. Kempner.

ITEM 14.    Principal Accountant Fees and Services

Ernst & Young LLP was our independent registered public accounting firm for our 2007 audit. In connection with this audit, we entered into an engagement agreement with Ernst & Young LLP, which sets forth the terms by which Ernst & Young LLP will perform audit services for us. That agreement is subject to alternative dispute resolution procedures.

Audit Fees

The aggregate fees billed for professional services rendered by Ernst & Young LLP for the audit of our annual consolidated financial statements for the fiscal years ending December 31, 2006 and 2007, for consultation concerning financial accounting and reporting standards and for comfort letter procedures for secondary equity offerings in 2006 and 2007 were $166,600 and $193,011, respectively.

Audit-Related Fees

We were billed $4,300 in 2006 and $0 in 2007 for assurance and related services by Ernst & Young LLP.

Tax Fees

The aggregate fees billed in fiscal years 2006 and 2007 for professional services rendered by Ernst & Young LLP for tax advice and compliance were $24,486 and $612, respectively. These services included consultation concerning tax planning and compliance.

In addition, Magellan Midstream Partners, L.P. and MGG Midstream Holdings, L.P., which are affiliates of ours, paid audit and audit-related and tax fees of $1,444,760 in 2006 and $1,345,351 in 2007.

All Other Fees

None.

No fees were billed in fiscal years 2006 and 2007 for products and services provided by Ernst & Young LLP, other than as set forth above.

Our audit committee’s charter, which is available on our website at www.mgglp.com, requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit services pre-approval policy, which is an appendix to the audit committee charter. All services reported in the Audit, Audit-Related, Tax and All Other Fees categories above were approved by the audit committee. You may request a free copy of our audit committee’s charter by contacting our Director of Investor Relations at One Williams Center, MD 28-1, Tulsa, Oklahoma 74172.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a) 1 and 2.

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(a) 3 and (c). The exhibits listed below are filed as part of this annual report.

Exhibit No.	Description

Exhibit 3

*(a)	Certificate of Limited Partnership of Magellan Midstream Holdings, L.P. (filed as Exhibit 3.1 to Registration Statement on Form S-1 filed November 10, 2005).

*(b)	Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Holdings, L.P. dated as of February 15, 2006 (filed as Exhibit 3.1 to Form 8-K filed February 15, 2006).

*(c)	Amendment No. 1 dated as of July 26, 2007 to Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Holdings, L.P. (filed as Exhibit 3.1 to Form 8-K filed July 31, 2007).

*(d)	Certificate of Formation of Magellan Midstream Holdings GP, LLC (filed as Exhibit 3.3 to Registration Statement on Form S-1 filed November 10, 2005).

*(e)	Third Amended and Restated Limited Liability Company Agreement of Magellan Midstream Holdings GP, LLC dated as of December 21, 2005 (filed as Exhibit 3.4 to Registration Statement on Form S-1/A filed December 22, 2005).

Exhibit 10

*(a)	Magellan Midstream Holdings Long-Term Incentive Plan dated February 15, 2006 (filed as Exhibit 10.1 on Form 8-K filed February 15, 2006).

*(b)	Summary of Independent Director Compensation Program (filed as Exhibit 10.4 to Form 8-K filed February 15, 2006).

*(c)	Magellan Midstream Holdings Director Deferred Compensation Plan effective January 1, 2007 (filed as Exhibit 10.1 to Form 8-K filed October 27, 2006).

Exhibit No.	Description

*(d)	New Omnibus Agreement dated June 17, 2003 among WEG Acquisitions, L.P., Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and The Williams Companies, Inc. (filed as Exhibit 10.3 to Registration Statement on Form S-1/A filed December 22, 2005).

*(e)	Services Agreement dated December 24, 2005 between Magellan Midstream Partners, L.P. and Magellan Midstream Holdings GP, LLC (filed as Exhibit 10.4 to Registration Statement on Form S-1/A filed January 24, 2006).

*(f)	Reimbursement Agreement dated December 24, 2005 between Magellan Midstream Holdings, L.P. and MGG Midstream Holdings, L.P. (filed as Exhibit 10.2 to Registration Statement on Form S-1/A filed December 22, 2005).

*(g)	Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.5 to Registration Statement on Form S-1/A filed December 22, 2005).

*(h)	Amendment No. 1 dated May 5, 2003 to Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.6 to Registration Statement on Form S-1/A filed December 22, 2005).

*(i)	Amendment No. 2 dated January 6, 2004 to Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.7 to Registration Statement on Form S-1/A filed December 22, 2005).

*(j)	Amendment No. 3 dated May 26, 2004 to Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.8 to Registration Statement on Form S-1/A filed December 22, 2005).

*(k)	Working Capital Loan Agreement dated January 1, 2008 between Magellan Midstream Holdings, L.P. and MGG Midstream Holdings, L.P. (filed as Exhibit 10.1 to Form 8-K filed January 2, 2008).

*(l)	Common Unit Purchase Agreement dated as of April 3, 2007 by and among MGG Midstream Holdings, L.P., Magellan Midstream Holdings, L.P., and the Purchasers party thereto (filed as Exhibit 10.1 to Form 8-K filed April 4, 2007).

*(m)	Registration Rights Agreement dated as of April 3, 2007 among Magellan Midstream Holdings, L.P. and the Purchasers party thereto (filed as Exhibit 10.2 to Form 8-K filed April 4, 2007).

*(n)	Indemnification Agreement dated as of April 3, 2007 between MGG Midstream Holdings, L.P. and Magellan Midstream Holdings, L.P. (filed as Exhibit 10.3 to Form 8-K filed April 4, 2007).

Exhibit 14

*(a)	Code of Ethics dated January 30, 2006 by Don R. Wellendorf, principal executive officer (filed as Exhibit 14(a) to Form 10-K filed March 15, 2006).

*(b)	Code of Ethics dated January 30, 2006 by John D. Chandler, principal financial and accounting officer (filed as Exhibit 14(b) to Form 10-K filed March 15, 2006).

Exhibit 21	Subsidiaries of Magellan Midstream Holdings GP, LLC and Magellan Midstream Holdings, L.P.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit No.	Description

Exhibit 31

(a)	Certification of Don R. Wellendorf, principal executive officer.

(b)	Certification of John D. Chandler, principal financial officer.

Exhibit 32

(a)	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

(b)	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

Exhibit 99	Magellan Midstream Holdings GP, LLC consolidated balance sheets at December 31, 2007 and 2006 and notes thereto.

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

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

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ DON R. WELLENDORF Don R. Wellendorf	Chairman of the Board and Principal Executive Officer of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	February 28, 2008

/S/ JOHN D. CHANDLER John D. Chandler	Principal Financial and Accounting Officer of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	February 28, 2008

/S/ WALTER R. ARNHEIM Walter R. Arnheim	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	February 28, 2008

/S/ ROBERT G. CROYLE Robert G. Croyle	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	February 28, 2008

/S/ PATRICK C. EILERS Patrick C. Eilers	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	February 28, 2008

/S/ JAMES C. KEMPNER James C. Kempner	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	February 28, 2008

/S/ THOMAS T. MACEJKO, JR. Thomas T. Macejko, Jr.	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	February 28, 2008

/S/ THOMAS S. SOULELES Thomas S. Souleles	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	February 28, 2008

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 3

*(a)	Certificate of Limited Partnership of Magellan Midstream Holdings, L.P. (filed as Exhibit 3.1 to Registration Statement on Form S-1 filed November 10, 2005).

*(b)	Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Holdings, L.P. dated as of February 15, 2006 (filed as Exhibit 3.1 to Form 8-K filed February 15, 2006).

*(c)	Amendment No. 1 dated as of July 26, 2007 to Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Holdings, L.P. (filed as Exhibit 3.1 to Form 8-K filed July 31, 2007).

*(d)	Certificate of Formation of Magellan Midstream Holdings GP, LLC (filed as Exhibit 3.3 to Registration Statement on Form S-1 filed November 10, 2005).

*(e)	Third Amended and Restated Limited Liability Company Agreement of Magellan Midstream Holdings GP, LLC dated as of December 21, 2005 (filed as Exhibit 3.4 to Registration Statement on Form S-1/A filed December 22, 2005).

Exhibit 10

*(a)	Magellan Midstream Holdings Long-Term Incentive Plan dated February 15, 2006 (filed as Exhibit 10.1 on Form 8-K filed February 15, 2006).

*(b)	Summary of Independent Director Compensation Program (filed as Exhibit 10.4 to Form 8-K filed February 15, 2006).

*(c)	Magellan Midstream Holdings Director Deferred Compensation Plan effective January 1, 2007 (filed as Exhibit 10.1 to Form 8-K filed October 27, 2006).

*(d)	New Omnibus Agreement dated June 17, 2003 among WEG Acquisitions, L.P., Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and The Williams Companies, Inc. (filed as Exhibit 10.3 to Registration Statement on Form S-1/A filed December 22, 2005).

*(e)	Services Agreement dated December 24, 2005 between Magellan Midstream Partners, L.P. and Magellan Midstream Holdings GP, LLC (filed as Exhibit 10.4 to Registration Statement on Form S-1/A filed January 24, 2006).

*(f)	Reimbursement Agreement dated December 24, 2005 between Magellan Midstream Holdings, L.P. and MGG Midstream Holdings, L.P. (filed as Exhibit 10.2 to Registration Statement on Form S-1/A filed December 22, 2005).

*(g)	Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.5 to Registration Statement on Form S-1/A filed December 22, 2005).

*(h)	Amendment No. 1 dated May 5, 2003 to Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.6 to Registration Statement on Form S-1/A filed December 22, 2005).

*(i)	Amendment No. 2 dated January 6, 2004 to Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.7 to Registration Statement on Form S-1/A filed December 22, 2005).

Exhibit No.	Description

*(j)	Amendment No. 3 dated May 26, 2004 to Purchase Agreement dated April 18, 2003 among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (filed as Exhibit 10.8 to Registration Statement on Form S-1/A filed December 22, 2005).

*(k)	Working Capital Loan Agreement dated January 1, 2008 between Magellan Midstream Holdings, L.P. and MGG Midstream Holdings, L.P. (filed as Exhibit 10.1 to Form 8-K filed January 2, 2008).

*(l)	Common Unit Purchase Agreement dated as of April 3, 2007 by and among MGG Midstream Holdings, L.P., Magellan Midstream Holdings, L.P., and the Purchasers party thereto (filed as Exhibit 10.1 to Form 8-K filed April 4, 2007).

*(m)	Registration Rights Agreement dated as of April 3, 2007 among Magellan Midstream Holdings, L.P. and the Purchasers party thereto (filed as Exhibit 10.2 to Form 8-K filed April 4, 2007).

*(n)	Indemnification Agreement dated as of April 3, 2007 between MGG Midstream Holdings, L.P. and Magellan Midstream Holdings, L.P. (filed as Exhibit 10.3 to Form 8-K filed April 4, 2007).

Exhibit 14

*(a)	Code of Ethics dated January 30, 2006 by Don R. Wellendorf, principal executive officer (filed as Exhibit 14(a) to Form 10-K filed March 15, 2006).

*(b)	Code of Ethics dated January 30, 2006 by John D. Chandler, principal financial and accounting officer (filed as Exhibit 14(b) to Form 10-K filed March 15, 2006).

Exhibit 21	Subsidiaries of Magellan Midstream Holdings GP, LLC and Magellan Midstream Holdings, L.P.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31

(a)	Certification of Don R. Wellendorf, principal executive officer.

(b)	Certification of John D. Chandler, principal financial officer.

Exhibit 32

(a)	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

(b)	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

Exhibit 99	Magellan Midstream Holdings GP, LLC consolidated balance sheets at December 31, 2007 and 2006 and notes thereto.

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.