Form 10-Q
period 2008-03-31
MAGELLAN MIDSTREAM HOLDINGS LP
filed 2008-05-06
CIK 1246263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer   ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 5, 2008, there were 62,646,551 outstanding common units of Magellan Midstream Holdings, L.P., that trade on the New York Stock Exchange under the ticker symbol “MGG.”

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2008
Transportation and terminals revenues	$143,385	$144,805
Product sales revenues	148,663	201,718
Affiliate management fee revenue	173	183

Total revenues	292,221	346,706
Costs and expenses:
Operating	60,809	55,425
Product purchases	133,980	177,568
Depreciation and amortization	19,277	21,013
Affiliate general and administrative	18,229	18,290

Total costs and expenses	232,295	272,296
Gain on assignment of supply agreement	—	26,492
Equity earnings	763	405

Operating profit	60,689	101,307
Interest expense	14,222	12,939
Interest income	(911)	(296)
Interest capitalized	(897)	(1,302)
Non-controlling owners’ interest in income of consolidated subsidiaries	35,562	71,736
Debt placement fee amortization	456	168

Income before provision for income taxes	12,257	18,062
Provision for income taxes	724	443

Net income	$11,533	$17,619

Allocation of net income:
Limited partners’ interest	$11,807	$18,024
General partner’s interest	(274)	(405)

Net income	$11,533	$17,619

Basic and diluted net income per limited partner unit	$0.19	$0.29

Weighted average number of limited partner units outstanding used for basic and diluted net income per unit calculation	62,649	62,654

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2007	March 31, 2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$938	$1,098
Accounts receivable (less allowance for doubtful accounts of $10 and $23 at December 31, 2007 and March 31, 2008, respectively	62,834	54,998
Other accounts receivable	10,700	10,051
Affiliate accounts receivable	60	60
Inventory	120,462	100,195
Other current assets	10,919	11,853

Total current assets	205,913	178,255
Property, plant and equipment	2,602,235	2,663,460
Less: accumulated depreciation	455,020	473,851

Net property, plant and equipment	2,147,215	2,189,609
Equity investments	24,324	23,429
Long-term receivables	7,801	7,812
Goodwill	11,902	14,765
Other intangibles (less accumulated amortization of $6,743 and $7,130 at December 31, 2007 and March 31, 2008, respectively)	7,086	6,699
Debt placement costs (less accumulated amortization of $2,170 and $2,338 at December 31, 2007 and March 31, 2008, respectively)	6,368	6,200
Other noncurrent assets	6,322	10,244

Total assets	$2,416,931	$2,437,013

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$39,643	$28,821
Affiliate payroll and benefits	23,623	13,230
Accrued interest payable	7,197	18,832
Accrued taxes other than income	21,039	18,743
Environmental liabilities	36,127	36,288
Deferred revenue	20,797	23,053
Accrued product purchases	43,230	49,821
Other current liabilities	29,866	19,993

Total current liabilities	221,522	208,781
Long-term debt	914,536	952,171
Long-term affiliate pension and benefits	22,370	24,489
Supply agreement deposit	18,500	—
Noncurrent portion of product supply liability	24,348	—
Other deferred liabilities	9,598	14,887
Environmental liabilities	21,491	21,292
Non-controlling owners’ interests of consolidated subsidiaries	1,131,739	1,168,152
Commitments and contingencies
Partners’ capital:
Partners’ capital	57,421	58,555
Accumulated other comprehensive loss	(4,594)	(11,314)

Total partners’ capital	52,827	47,241

Total liabilities and partners’ capital	$2,416,931	$2,437,013

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2007	2008
Operating Activities:
Net income	$11,533	$17,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,277	21,013
Debt placement fee amortization	456	168
Loss on sale and retirement of assets	862	103
Equity earnings	(763)	(405)
Distributions from equity investment	1,100	1,300
Equity method incentive compensation expense	537	1,139
Amortization of prior service cost and actuarial loss	34	27
Gain on assignment of supply agreement	—	(26,492)
Non-controlling owners’ interest in income of consolidated subsidiaries	35,562	71,736
Changes in operating assets and liabilities:
Accounts receivable and other accounts receivable	(9,122)	8,485
Affiliate accounts receivable	(64)	—
Inventory	11,943	20,267
Accounts payable	(16,723)	(6,325)
Affiliate payroll and benefits	(11,441)	(10,393)
Accrued interest payable	12,915	11,635
Accrued taxes other than income	123	(2,296)
Accrued product purchases	(17,307)	6,591
Restricted cash	(5,337)	—
Supply agreement deposit	(1,000)	(18,500)
Current and noncurrent environmental liabilities	3,445	(38)
Other current and noncurrent assets and liabilities	(4,582)	(264)

Net cash provided by operating activities	31,448	95,370
Investing Activities:
Property, plant and equipment:
Additions to property, plant and equipment	(39,356)	(54,882)
Proceeds from sale of assets	202	909
Changes in accounts payable	(10,761)	(4,497)
Acquisition of business	—	(12,010)

Net cash used by investing activities	(49,915)	(70,480)
Financing Activities:
Distributions paid	(55,507)	(63,119)
Net borrowings under revolver	66,800	33,500
Capital contributions by affiliate	700	1,637
Change in outstanding checks	—	3,252

Net cash provided (used) by financing activities	11,993	(24,730)

Change in cash and cash equivalents	(6,474)	160
Cash and cash equivalents at beginning of period	6,977	938

Cash and cash equivalents at end of period	$503	$1,098

Supplemental non-cash financing activity:
Issuance of common units in settlement of long-term incentive plan awards	$7,406	$8,536

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization and Basis of Presentation

Unless indicated otherwise, the terms “our,” “we,” “us” and similar language refer to Magellan Midstream Holdings, L.P. We were formed in April 2003 as a Delaware limited partnership to hold ownership interests in Magellan Midstream Partners, L.P. and Magellan GP, LLC. Our units are traded on the New York Stock Exchange under the ticker symbol “MGG.”

Magellan Midstream Holdings GP, LLC, a Delaware limited liability company, serves as our general partner and owns an approximate 0.01% general partner interest in us. MGG Midstream Holdings, L.P. owns approximately 14% of our limited partner units and the public owns approximately 86%. MGG Midstream Holdings, L.P. owns all of the membership interests of Magellan Midstream Holdings GP, LLC. Our organizational structure at March 31, 2008 and that of our affiliate entities, as well as how we refer to these entities in our notes to consolidated financial statements, are provided below.

We own 100% of MMP GP, a Delaware limited liability company. MMP GP owns an approximate 2% general partner interest in MMP and all of MMP’s incentive distribution rights. MMP GP serves as MMP’s general partner. Through our ownership of MMP GP, we have control of and, therefore, consolidate MMP. We have no operations other than those of MMP and our operating cash flows are totally dependent upon MMP.

MMP, a publicly-traded Delaware partnership, together with its subsidiaries, owns and operates a petroleum products pipeline system, petroleum products terminals and an ammonia pipeline system. MMP’s reportable segments offer different products and services and are managed separately as each requires different marketing strategies and business knowledge. In January 2008, MMP acquired a petroleum products terminal in Bettendorf, Iowa for $12.0 million. The results of this facility are included in MMP’s petroleum products pipeline system segment.

In the opinion of management, our accompanying consolidated financial statements, which are unaudited except for the consolidated balance sheet as of December 31, 2007, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements in this report do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Allocation of Net Income

For purposes of both calculating earnings per unit and determining the capital balances of the general partner and the limited partners, the allocation of net income to our general partner and the limited partners was as follows (in thousands):

	Three Months Ended March 31,
	2007	2008
Allocation of net income to general partner:
Net income	$11,533	$17,619
Direct charges to general partner:
Reimbursable general and administrative costs	276	408

Income before direct charges to general partner	11,809	18,027
General partner’s share of income	0.0141%	0.0141%

General partner’s allocated share of net income before direct charges	2	3
Direct charges to general partner	(276)	(408)

Net loss allocated to general partner	$(274)	$(405)

Net income	$11,533	$17,619
Less: net loss allocated to general partner	(274)	(405)

Net income allocated to limited partners	$11,807	$18,024

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

3. Comprehensive Income

Comprehensive income is the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The term other comprehensive income (“OCI”) or other comprehensive loss (“OCL”) refers to revenues, expenses, gains, and losses that, under generally accepted accounting principles (“GAAP”), are included in comprehensive income but excluded from net income. A reconciliation of net income to comprehensive income is provided in the table below (in thousands). For additional information on all of our derivative instruments, see Note 9 – Derivative Financial Instruments.

	Three Months Ended March 31,
	2007	2008
Net income	$11,533	$17,619
Change in fair value of cash flow hedges	2,943	(6,706)
Amortization of net loss (gain) on cash flow hedges	53	(41)
Amortization of prior service cost and net actuarial loss	34	27

Other comprehensive income (loss)	3,030	(6,720)

Comprehensive income	$14,563	$10,899

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Disclosures

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

	Three Months Ended March 31, 2007
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$107,545	$31,749	$4,915	$(824)	$143,385
Product sales revenues	144,265	4,398	—	—	148,663
Affiliate management fee revenue	173	—	—	—	173

Total revenues	251,983	36,147	4,915	(824)	292,221
Operating expenses	42,809	13,931	5,536	(1,467)	60,809
Product purchases	131,426	2,682	—	(128)	133,980
Equity earnings	(763)	—	—	—	(763)

Operating margin (loss)	78,511	19,534	(621)	771	98,195
Depreciation and amortization	12,700	5,533	273	771	19,277
Affiliate G&A expenses	12,965	4,625	639	—	18,229

Operating profit (loss)	$52,846	$9,376	$(1,533)	$—	$60,689

	Three Months Ended March 31, 2008
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$106,536	$33,601	$5,420	$(752)	$144,805
Product sales revenues	192,897	8,821	—	—	201,718
Affiliate management fee revenue	183	—	—	—	183

Total revenues	299,616	42,422	5,420	(752)	346,706
Operating expenses	42,126	12,499	2,251	(1,451)	55,425
Product purchases	174,621	3,077	—	(130)	177,568
Equity earnings	(405)	—	—	—	(405)
Gain on assignment of supply agreement	(26,492)	—	—	—	(26,492)

Operating margin	109,766	26,846	3,169	829	140,610
Depreciation and amortization	13,451	6,454	279	829	21,013
Affiliate G&A expenses	13,149	4,207	934	—	18,290

Operating profit	$83,166	$16,185	$1,956	$—	$101,307

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Related Party Disclosures

Affiliate Entity Transactions

MMP has a 50% ownership interest in a crude oil pipeline company and is paid a management fee for its operation. During both the three months ended March 31, 2007 and 2008, MMP received operating fees from this pipeline company of $0.2 million, which was reported as affiliate management fee revenue.

The following table summarizes affiliate costs and expenses that are reflected in the accompanying consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2007	2008
MGG GP—allocated operating expenses	$19,203	$20,920
MGG GP—allocated G&A expenses	$10,453	$12,067

Under a services agreement between MMP and MGG GP, we and MMP reimburse MGG GP for the costs of employees necessary to conduct our operations and administrative functions. The affiliate payroll and benefits accruals associated with this agreement at December 31, 2007 and March 31, 2008 were $23.6 million and $13.2 million, respectively. The long-term affiliate pension and benefits accruals associated with this agreement at December 31, 2007 and March 31, 2008 were $22.4 million and $24.5 million, respectively. We and MMP settle our respective affiliate payroll, payroll-related expenses and non-pension postretirement benefit costs with MGG GP on a monthly basis. MMP funds its long-term affiliate pension liabilities through payments to MGG GP when MGG GP makes contributions to its pension funds.

We have agreed to reimburse MMP for G&A expenses, excluding equity-based compensation, in excess of a G&A cap. The amount of G&A costs required to be reimbursed to MMP was $0.3 million and $0.4 million for the three months ended March 31, 2007 and 2008, respectively. The owner of our general partner reimburses us for the same amounts we reimburse to MMP for these excess G&A expenses. We record these reimbursements as a capital contribution from our general partner. We do not expect to make reimbursements to MMP for excess G&A costs beyond 2008.

Other Related Party Transactions

We are partially owned by an affiliate of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”). During the period of January 1 through January 30, 2007, one or more of the members of MMP GP’s and our general partner’s eight-member boards of directors were representatives of CRF. CRF is part of an investment group that has purchased Knight, Inc. (formerly known as Kinder Morgan, Inc.). To alleviate competitive concerns the Federal Trade Commission (“FTC”) raised regarding this transaction, CRF agreed with the FTC to permanently remove their representatives from our general partner’s board of directors and MMP GP’s board of directors and all of the representatives of CRF voluntarily resigned from the boards of directors of our general partner and MMP GP in January 2007.

During the period January 1 through January 30, 2007, CRF had total combined general and limited partner interests in SemGroup, L.P. (“SemGroup”) of approximately 30%. During that period, one of the members of the seven-member board of directors of SemGroup’s general partner was a representative of CRF, with three votes on that board. Through its affiliates, MMP was a party to a number of arms-length transactions with SemGroup and its affiliates, which MMP had historically disclosed as related party transactions. For accounting purposes, we have not classified SemGroup as a related party since the voluntary resignation of the CRF representatives from our general partner’s board of directors and MMP GP’s board of directors as of January 30, 2007. A summary of MMP’s transactions with SemGroup during the period of January 1 through January 30, 2007 is provided in the following table (in millions):

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2007 Through January 30, 2007
Product sales revenues	$20.5
Product purchases	14.5
Terminalling and other services revenues	0.3
Storage tank lease revenues	0.4
Storage tank lease expense	0.1

In addition to the above, MMP provides common carrier transportation services to SemGroup.

One of MMP GP’s independent board members, John P. DesBarres, currently serves as a board member for American Electric Power Company, Inc. (“AEP”) of Columbus, Ohio. During both the three months ended March 31, 2007 and 2008, MMP’s operating expenses included $0.6 million of power costs incurred with Public Service Company of Oklahoma (“PSO”), which is a subsidiary of AEP. MMP had no amounts payable to or receivable from PSO or AEP at either December 31, 2007 or March 31, 2008.

Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, MMP GP receives approximately 50%, including its approximate 2% general partner interest, of any incremental cash distributed per MMP limited partner unit. Because we own MMP GP, we benefit from these distributions. As of March 31, 2008, the executive officers of our general partner collectively owned approximately 3.0% of MGG MH, which owns 14% of our limited partner interests; therefore, the executive officers of our general partner also indirectly benefit from these distributions. Assuming MMP has sufficient available cash to continue to pay distributions on all of its outstanding units for four quarters at its current quarterly distribution level of $0.6725 per unit, MMP GP would receive annual distributions of approximately $83.6 million on its combined general partner interest and incentive distribution rights.

6. Inventory

Inventory at December 31, 2007 and March 31, 2008 was as follows (in thousands):

	December 31, 2007	March 31, 2008
Refined petroleum products	$65,215	$37,714
Transmix	32,824	37,073
Natural gas liquids	16,233	19,194
Additives	5,812	5,835
Other	378	379

Total inventory	$120,462	$100,195

The decrease in inventory between December 31, 2007 and March 31, 2008 was primarily attributable to the sale of refined petroleum products inventory in connection with the assignment of MMP’s product supply agreement to a third-party entity effective March 1, 2008.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Employee Benefit Plans

MGG GP sponsors two pension plans for union employees, a pension plan for non-union employees and a postretirement benefit plan for selected employees. The following table presents our consolidated net periodic benefit costs related to these plans during the three months ended March 31, 2007 and 2008 (in thousands):

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2008
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of net periodic benefit costs:
Service cost	$1,474	$124	$1,413	$141
Interest cost	634	225	654	278
Expected return on plan assets	(573)	—	(619)	—
Amortization of prior service cost (credit)	77	(213)	77	(214)
Amortization of actuarial loss	59	111	16	148

Net periodic benefit cost	$1,671	$247	$1,541	$353

8. Debt

Consolidated debt at December 31, 2007 and March 31, 2008 was as follows (in thousands):

	December 31, 2007	March 31, 2008
Revolving credit facility	$163,500	$197,000
6.45% Notes due 2014	249,634	249,645
5.65% Notes due 2016	252,494	256,615
6.40% Notes due 2037	248,908	248,911

Total debt	$914,536	$952,171

Magellan Midstream Holdings, L.P. Debt:

Affiliate Working Capital Loan. During both 2007 and 2008, we entered into a $5.0 million revolving credit facility with MGG MH as the lender, with a maturity date of December 31, of each respective year. There were no borrowings under these facilities at any time during 2007 or thus far in 2008. The current facility is available exclusively to fund our working capital borrowings. Borrowings, if any, under the facility bear interest at LIBOR plus 2.0%, and we pay a commitment fee to MGG MH on the unused portion of the working capital facility of 0.3%.

MMP Debt:

MMP’s debt is non-recourse to its general partner and to us.

Revolving Credit Facility. The total borrowing capacity under MMP’s revolving credit facility, which matures in September 2012, is $550.0 million. Borrowings under the facility remain unsecured and incur interest at LIBOR plus a spread that ranges from 0.3% to 0.8% based on MMP’s credit ratings and amounts outstanding under the facility. Additionally, a commitment fee is assessed at a rate from 0.05% to 0.125%, depending on MMP’s credit rating. As of March 31, 2008, $197.0 million was outstanding under this facility, and $3.3 million of the facility was obligated for letters of credit. The obligations for letters of credit are not reflected as debt on our consolidated balance sheets. The weighted-average interest rate on borrowings outstanding under the facility at March 31, 2007 and 2008 was 5.8% and 3.1%, respectively.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.45% Notes due 2014. In May 2004, MMP sold $250.0 million aggregate principal of 6.45% notes due 2014 in an underwritten public offering. The notes were issued for the discounted price of 99.8%, or $249.5 million, and the discount is being accreted over the life of the notes. Including the impact of amortizing the gains realized on the interest hedges associated with these notes (see Note 9–Derivative Financial Instruments), the effective interest rate of these notes is 6.3%.

5.65% Notes due 2016. In October 2004, MMP issued $250.0 million of senior notes due 2016 in an underwritten public offering. The notes were issued for the discounted price of 99.9%, or $249.7 million, and the discount is being accreted over the life of the notes. Including the impact of amortizing the losses realized on the hedges associated with these notes, and the interest rate swap which effectively converts $100.0 million of these notes from fixed-rate to floating-rate debt (see Note 9—Derivative Financial Instruments), the weighted-average interest rate of these notes at March 31, 2007 and 2008 was 6.1% and 4.9%, respectively. The outstanding principal amount of the notes was increased by $2.7 million and $6.9 million at December 31, 2007 and March 31, 2008, respectively, for the fair value of the associated hedge.

6.40% Notes due 2037. In April 2007, MMP issued $250.0 million of 6.4% notes due 2037 in an underwritten public offering. The notes were issued for the discounted price of 99.6%, or $248.9 million, and the discount is being accreted over the life of the notes. Including the impact of amortizing the gains realized on the interest hedges associated with these notes (see Note 9—Derivative Financial Instruments), the effective interest rate of these notes is 6.3%.

9. Derivative Financial Instruments

MMP uses interest rate derivatives to help it manage interest rate risk. As of March 31, 2008, MMP was a party to the following interest rate swap agreements:

•

In October 2004, MMP entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016, which were issued in October 2004. MMP has accounted for this agreement as a fair value hedge. The notional amount of this agreement is $100.0 million and effectively converts $100.0 million of MMP’s 5.65% fixed-rate senior notes issued in October 2004 to floating-rate debt. Under the terms of the agreement, MMP receives the 5.65% fixed rate of the notes and pays LIBOR plus 0.6%. The agreement began in October 2004 and terminates in October 2016, which is the maturity date of the related notes. Payments settle in April and October each year with LIBOR set in arrears. Each period, MMP records the impact of this swap based on the forward LIBOR curve. Any differences between actual LIBOR determined on the settlement date and MMP’s estimate of LIBOR results in an adjustment to MMP’s interest expense. A 0.25% change in LIBOR would result in an annual adjustment to MMP’s interest expense of $0.3 million associated with this hedge. The fair value of this hedge at December 31, 2007 and March 31, 2008 was $2.7 million and $6.9 million, respectively, which was recorded to other noncurrent assets and long-term debt.

•

In January 2008, MMP entered into a total of $200.0 million of forward starting interest rate swap agreements to hedge against the variability of future interest payments on debt that MMP anticipated issuing no later than June 2008. Proceeds of the anticipated debt issuance were expected to be used to refinance borrowings on MMP’s revolving credit facility. The interest rate swap agreements had a 10-year term and an effective date of June 30, 2008. MMP has accounted for these interest rate swap agreements as cash flow hedges. The fair value of these hedges at March 31, 2008 was $(6.7) million, which was recorded to other deferred liabilities and OCL. See Note 14—Subsequent Events for additional information related to these interest rate swap agreements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of MMP’s derivatives as of March 31, 2008 (in thousands):

Hedge	Balance Sheet Location	Fair Value	Effective Portion of Gains and Losses
			Unamortized Amount Recognized in OCI (OCL)	Amount Reclassified to Earnings From Accumulated OCL (OCI) During the Three Months Ended March 31, 2008
Cash flow hedges (date executed):
Interest rate swaps (January 2008)	Other deferred liabilities	$(6,706)	$(6,706)	$—
Interest rate swaps (April 2007)		N/A	5,088	(44)
Interest rate swaps (October 2004)		N/A	(4,469)	131
Interest rate swaps and treasury lock (May 2004)		N/A	3,157	(128)

Total cash flow hedges		(6,706)	(2,930)	(41)
Fair value hedges:
Interest rate swap ($100.0 million of 5.65% notes due 2016)	Other noncurrent assets	6,850	—	—

Total		$144	$(2,930)	$(41)

There was no ineffectiveness recognized on the financial instruments disclosed in the above table during the current period.

10. Commitments and Contingencies

Environmental Liabilities. Liabilities recognized for estimated environmental costs were $57.6 million at both December 31, 2007 and March 31, 2008. Environmental liabilities have been classified as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental liabilities will be paid over the next ten years.

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

Indemnification Settlement. Prior to May 2004, a former affiliate had agreed to indemnify MMP against, among other things, certain environmental losses associated with assets that were contributed to MMP at the time of its initial public offering or which MMP subsequently acquired from this former affiliate. In May 2004, we and MMP GP entered into an agreement under which the former affiliate agreed to pay MMP $117.5 million to release it from these indemnifications. MMP received the final installment payment associated with this agreement in 2007. At December 31, 2007 and March 31, 2008, known liabilities that would have been covered by this indemnity agreement were $42.9 million and $42.4 million, respectively. Through March 31, 2008, MMP has spent $47.7 million of the $117.5 million indemnification settlement amount for indemnified matters, including $20.4 million of capital costs. The cash MMP has received from the indemnity settlement is not reserved and has been used by MMP for its various other cash needs, including expansion capital spending.

Environmental Receivables. MMP had recognized receivables from insurance carriers and other entities related to environmental matters of $6.9 million and $5.7 million at December 31, 2007 and March 31, 2008, respectively.

Unrecognized Product Gains. MMP’s petroleum products terminals operations generate product overages and shortages. When MMP’s petroleum products terminals experience net product shortages, MMP recognizes expense for those losses in the periods in which they occur. When MMP’s petroleum products terminals experience net product overages, MMP has product on hand for which it has no cost basis. Therefore, these net overages are not recognized in MMP’s financial statements until the associated barrels are either sold or used to offset product losses. The net unrecognized product overages for MMP’s petroleum products terminals operations had a market value of approximately $10.0 million as of March 31, 2008. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

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

11. Long-Term Incentive Plan

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

The table below summarizes the MMP LTIP awards granted by the MMP Compensation Committee that have not vested as of March 31, 2008. There was no impact to our cash flows associated with these award grants for the periods presented in this report.

Grant Date	Unit Awards Granted	Estimated Forfeitures	Adjustment to Unit Awards in Anticipation of Achieving Above- Target Financial Results	Total Unit Awards Being Accrued	Vesting Date	Unrecognized Compensation Expense (Millions)	Period Over Which the Unrecognized Expense Will Be Recognized	Intrinsic Value of Unvested Awards at March 31, 2008 (Millions)
February 2006	168,105	12,607	139,948	295,446	12/31/08	$2.1	Next 9 months	$12.0
Various 2006	9,201	3,132	5,462	11,531	12/31/08	0.1	Next 9 months	0.5
March 2007	2,640	—	—	2,640	12/31/08	0.1	Next 9 months	0.1
Various 2007:
– Tranche 1	53,230	2,396	50,834	101,668	12/31/09	2.1	Next 21 months	4.1
– Tranche 2	53,230	2,396	—	50,834	12/31/09	1.7	Next 21 months	2.1
– Tranche 3	53,230	—	—	—	12/31/09	—	—	—
January 2008	184,340	8,295	—	176,045	12/31/10	5.5	Next 33 months	7.1
Various 2008	2,890	—	—	2,890	12/31/10	0.1	Next 33 months	0.1

Total	526,866	28,826	196,244	641,054		$11.7		$26.0

2008 Activity

MMP settled 2005 award grants in January 2008 by issuing 196,856 MMP limited partner units and distributing those units to the participants. The difference between the MMP limited partner units issued to the participants and the total accrued units represented the minimum tax withholdings associated with this award settlement. MMP paid associated tax withholdings and employer taxes totaling $5.1 million in January 2008.

The unit awards approved during 2007, except the March 2007 unit awards, are broken into three equal tranches, with each tranche vesting on December 31, 2009. MMP began accruing for the second tranche of the 2007 awards in the first quarter of 2008, when the MMP Compensation Committee established the performance metrics associated with this tranche, and will recognize compensation expense associated with that tranche over a two-year period. 80% of these unit awards are based on the attainment of performance metrics and are being accounted for as equity and 20% of these unit awards are based on personal performance in addition to the company’s performance metrics and are being accounted for as liabilities.

The unit awards approved in January 2008 will vest on December 31, 2010. 80% of these unit awards are based on the attainment of performance metrics and are being accounted for as equity and 20% of these unit awards are based on personal performance in addition to the company’s performance metrics and are being accounted for as liabilities.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted Average Fair Value

The weighted-average fair value of the unit awards is as follows (per unit):

	Grant Date Fair Value of Equity Awards	March 31, 2008 Fair Value of Liability Awards
2006 Awards	$24.67	$38.45
2007 Awards	$34.12	$35.55
2008 Awards	$33.40	$31.66

Compensation Expense Summary

MMP’s equity-based incentive compensation expense for the three months ended March 31, 2007 and 2008 is summarized as follows (in thousands):

	Three Months Ended March 31, 2007				Three Months Ended March 31, 2008
	Equity Method	Liability Method	Employer Taxes Paid	Total	Equity Method	Liability Method	Employer Taxes Paid	Total
2004 awards	$—	$—	$519	$519	$—	$—	$—	$—
2005 awards	—	2,290	—	2,290	—	26	580	606
2006 awards	467	276	—	743	475	175	—	650
2007 awards	70	28	—	98	376	80	—	456
2008 awards	—	—	—	—	288	64	—	352

Total	$537	$2,594	$519	$3,650	$1,139	$345	$580	$2,064

12. Distributions

Distributions paid by MMP during 2007 and 2008 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Common Units	General Partner	Total Cash Distribution
02/14/07	$0.60250	$40,094	$16,197	$56,291
05/15/07	0.61625	41,009	17,112	58,121
08/14/07	0.63000	41,924	18,027	59,951
11/14/07	0.64375	42,839	18,942	61,781

Total	$2.49250	$165,866	$70,278	$236,144

02/14/08	$0.65750	$43,884	$19,909	$63,793
05/15/08(a)	0.67250	44,885	20,910	65,795

Total	$1.33000	$88,769	$40,819	$129,588

(a)	Magellan GP, LLC declared this cash distribution in April 2008 to be paid on May 15, 2008 to unitholders of record at the close of business on May 6, 2008.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distributions we made during 2007 and 2008 were as follows (in thousands, except per unit amounts):

Payment Date	Distribution Amount	Common Units	General Partner	Total Cash Distribution
02/14/07	$0.24600	$15,411	$2	$15,413
05/15/07	0.26150	16,382	2	16,384
08/14/07	0.27600	17,291	2	17,293
11/14/07	0.29000	18,168	3	18,171

Total	$1.07350	$67,252	$9	$67,261

02/14/08	$0.30700	$19,232	$3	$19,235
05/15/08 (a)	0.32250	20,203	3	20,206

Total	$0.62950	$39,435	$6	$39,441

(a)	MGG GP declared this cash distribution in April 2008 to be paid on May 15, 2008, to unitholders of record at the close of business on May 6, 2008.

Total distributions paid to outside and affiliate owners by us and MMP are determined as follows (in thousands):

	Three Months Ended March 31,
	2007	2008
Cash distributions paid by MMP	$56,291	$63,793
Less distributions paid by MMP to its general partner	16,197	19,909

Distributions paid by MMP to outside owners	40,094	43,884
Cash distributions paid by us	15,413	19,235

Total distributions	$55,507	$63,119

13. Assignment of Supply Agreement

As part of its acquisition of a pipeline system in October 2004, MMP assumed a third-party supply agreement. Under this agreement, MMP was obligated to supply petroleum products to one of its customers until 2018. At that time, MMP believed that the profits it would receive from the supply agreement would not exceed the fair value of its tariff-based shipments on this pipeline and therefore MMP established a liability for the expected shortfall. On March 1, 2008, MMP assigned this supply agreement and sold related inventory to a third-party entity. Further, MMP returned its former customer’s cash deposit, which was $16.5 million at the time of the assignment. During the current quarter, MMP obtained a full release from its supply customer; therefore, MMP has no future obligation to perform under this supply agreement, even in the event the third-party assignee is unable to perform its obligations under the agreement. MMP will continue to earn transportation revenues for the product it ships related to this supply agreement but will no longer hold related inventories or recognize associated product sales and purchases. As part of this assignment, MMP agreed with the assignee that if the pricing under the supply agreement they assumed does not exceed MMP’s full tariff charge, then MMP will share in 50% of any shortfall versus its full tariff and similarly, MMP will be entitled to 50% of any excess above a certain threshold which includes its tariff charge. All adjustments resulting from this agreement will be reflected in transportation and terminals revenues.

Excluding transportation revenues for products shipped under this product supply agreement, MMP recognized operating profit of $12.4 million in 2007 and $0.6 million and $2.9 million during first quarter 2007 and 2008, respectively, related to the supply agreement. In addition, upon assignment of the agreement on March 1, 2008, the remaining balance of the liability MMP had recorded upon assumption of the agreement in October 2004 was reduced to zero and MMP recognized a gain of $26.5 million.

14. Subsequent Events

In April 2008, MMP terminated $200.0 million of forward starting interest rate swap agreements which were entered into in January 2008 (see Note 9—Derivatives). MMP received $0.2 million in connection with the termination.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 2008, MMP GP declared a quarterly distribution of $0.6725 per unit to be paid on May 15, 2008, to unitholders of record at the close of business on May 6, 2008. We will receive approximately $20.9 million of that distribution as a result of our ownership interest in MMP GP, which owns a general partner interest and the incentive distribution rights in MMP (see Note 12—Distributions for details).

In April 2008, our general partner declared a quarterly distribution of $0.3225 per unit to be paid on May 15, 2008, to unitholders of record at the close of business on May 6, 2008. The total cash distributions to be paid are $20.2 million (see Note 12—Distributions for details).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We own and control Magellan GP, LLC (“MMP GP”), which is the general partner of Magellan Midstream Partners, L.P. (“MMP”), a publicly traded limited partnership. MMP is principally engaged in the transportation, storage and distribution of refined petroleum products. Our operating cash flows are derived through our ownership interest in MMP’s general partner, which owns the following:

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

Recent Developments

Distribution. During April 2008, the board of directors of our general partner declared a quarterly cash distribution of $0.3225 per unit for the period of January 1 through March 31, 2008. This quarterly distribution will be paid on May 15, 2008 to unitholders of record on May 6, 2008.

Significant Events

Assignment of supply agreement. As part of its acquisition of a pipeline system in October 2004, MMP assumed a third-party supply agreement. Under this agreement, MMP was obligated to supply petroleum products to one of its customers until 2018. At that time, MMP believed that the profits it would receive from the supply agreement would not exceed the fair value of its tariff-based shipments on this pipeline and therefore MMP established a liability for the expected shortfall. On March 1, 2008, MMP assigned this supply agreement and sold related inventory to a third-party entity. Further, MMP returned its former customer’s cash deposit, which was $16.5 million at the time of the assignment. During the current quarter, MMP obtained a full release from its supply customer; therefore, MMP has no future obligation to perform under this supply agreement, even in the event the third-party assignee is unable to perform its obligations under the agreement. MMP will continue to earn transportation revenues for the product it ships related to this supply agreement but will no longer hold related inventories or recognize associated product sales and purchases. As part of this assignment, MMP agreed with the assignee that if the pricing under the supply agreement they assumed does not exceed MMP’s full tariff charge, then MMP will share in 50% of any shortfall versus its full tariff and similarly, MMP will be entitled to 50% of any excess above a certain threshold which includes its tariff charge. All adjustments resulting from this agreement will be reflected in transportation and terminals revenues.

Excluding transportation revenues for products shipped under this product supply agreement, MMP recognized operating profit of $12.4 million in 2007 and $0.6 million and $2.9 million during first quarter 2007 and 2008, respectively, related to the supply agreement. In addition, upon assignment of the agreement on March 1, 2008, the remaining balance of the liability MMP had recorded upon assumption of the agreement in October 2004 was reduced to zero and MMP recognized a gain of $26.5 million.

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

Results of Operations

The results of our operations discussed below principally reflect the activities of MMP. Because our financial statements consolidate the results of MMP, our financial statements are substantially similar to MMP’s. The differences in our financial statements primarily include the following adjustments:

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

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2008

	Three Months Ended March 31,		Variance
	2007	2008	Favorable (Unfavorable)
			$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Revenues:
Transportation and terminals revenues:
Petroleum products pipeline system	$107.5	$106.5	$(1.0)	(1)
Petroleum products terminals	31.7	33.6	1.9	6
Ammonia pipeline system	4.9	5.4	0.5	10
Intersegment eliminations	(0.8)	(0.7)	0.1	13

Total transportation and terminals revenues	143.3	144.8	1.5	1
Product sales	148.7	201.7	53.0	36
Affiliate management fees	0.2	0.2	—	—

Total revenues	292.2	346.7	54.5	19
Operating expenses:
Petroleum products pipeline system	42.8	42.1	0.7	2
Petroleum products terminals	13.9	12.5	1.4	10
Ammonia pipeline system	5.5	2.3	3.2	58
Intersegment eliminations	(1.4)	(1.5)	0.1	7

Total operating expenses	60.8	55.4	5.4	9
Product purchases	134.0	177.6	(43.6)	(33)
Gain on assignment of supply agreement	—	(26.5)	26.5	N/A
Equity earnings	(0.8)	(0.4)	(0.4)	(50)

Operating margin	98.2	140.6	42.4	43
Depreciation and amortization expense	19.3	21.0	(1.7)	(9)
Affiliate G&A expense	18.2	18.3	(0.1)	(1)

Operating profit	$60.7	$101.3	$40.6	67

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.152	$1.153
Volume shipped (million barrels)	71.3	68.9
Petroleum products terminals:
Marine terminal average storage utilized (million barrels per month)	21.7	22.6
Inland terminal throughput (million barrels)	28.2	27.1
Ammonia pipeline system:
Volume shipped (thousand tons)	214	220

Transportation and terminals revenues increased by $1.5 million as shown below:

•

a decrease in petroleum products pipeline system revenues of $1.0 million primarily attributable to lower volumes, partially offset by higher fees for leased storage and additional demand for MMP’s renewable fuels services. Lower volumes resulted from reduced shipments of diesel fuel reflecting unfavorable farming conditions in first quarter 2008 and lower gasoline shipments reflecting higher product prices and increased competition created by regional product pricing anomalies;

•

an increase in petroleum products terminals revenues of $1.9 million due to higher revenues at both MMP’s marine and inland terminals. Marine revenues increased primarily due to operating results from expansion projects, such as additional storage tanks at our Galena Park, Texas facility that were placed into service throughout 2007. Inland revenues benefitted from higher additive fees that offset lower throughput volumes; and

•	an increase in ammonia pipeline system revenues of $0.5 million due to higher average tariffs and additional shipments.

Operating expenses decreased by $5.4 million resulting from lower expenses for each of MMP’s business segments as described below:

•

a decrease in petroleum products pipeline system expenses of $0.7 million primarily due to lower property taxes in the current period, as well as more favorable product overages, which reduce operating expenses, partially offset by higher maintenance spending and additional personnel costs in first quarter 2008;

•

a decrease in petroleum products terminals expenses of $1.4 million primarily related to gains recognized from insurance proceeds received in first quarter 2008 associated with hurricane damage sustained during 2005 and higher first quarter 2007 expenses due to product downgrade charges resulting from the accidental blending of a small amount of product. Higher personnel costs and maintenance expenses in the current period partially offset these favorable variances; and

•

a decrease in ammonia pipeline system expenses of $3.2 million primarily due to lower environmental and maintenance costs. The 2007 period was negatively impacted by environmental charges related to a 2004 pipeline release and higher system integrity costs associated with high consequence area testing procedures.

Product sales revenues primarily resulted from a third-party product supply agreement, MMP’s petroleum products blending operation, terminal product gains and transmix fractionation. Revenues from product sales were $201.7 million for the three months ended March 31, 2008 while product purchases were $177.6 million, resulting in gross margin from these transactions of $24.1 million. The gross margin resulting from product sales and purchases for the 2008 period increased $9.4 million compared to gross margin for the 2007 period of $14.7 million, resulting from product sales for the three months ended March 31, 2007 of $148.7 million and product purchases of $134.0 million. The increase in 2008 margins was primarily attributable to higher product prices and the sale of additional product overages by MMP’s petroleum products terminal segment during the current period. Please read Significant Events above for discussion of MMP’s recent assignment of the third-party supply agreement effective March 2008.

The 2008 period benefited from a $26.5 million gain on the assignment of MMP’s third-party supply agreement. Please read Significant Events above for further discussion of this assignment.

Operating margin increased $42.4 million, primarily due to the gain on assignment of MMP’s third-party supply agreement, higher gross margin from product sales as well as higher revenues and lower expenses related to each of MMP’s business segments.

Depreciation and amortization increased by $1.7 million related to expansion capital projects over the past year.

Interest expense, net of interest capitalized and interest income, was $11.3 million for the three months ended March 31, 2008 compared to $12.4 million for the three months ended March 31, 2007. The average consolidated debt outstanding, excluding fair value adjustments for interest rate hedges and step-up adjustments in 2007, increased to $960.0 million during first quarter 2008 from $857.4 million during first quarter 2007 due to borrowings for capital expenditures in the current quarter. However, the weighted-average interest rate on our consolidated borrowings, after giving effect to the impact of associated fair value hedges and step-up adjustments in 2007, decreased to 5.3% for the 2008 period from 6.7% for the 2007 period primarily due to the refinancing of MMP’s pipeline notes during second quarter 2007 at a lower interest rate and because of lower variable rates on MMP’s revolving credit facility during first quarter 2008. Further, the amount of interest capitalized increased due to MMP’s higher level of capital spending over the last year.

Non-controlling owners’ interest in income of consolidated subsidiaries was $71.7 million for the three months ended March 31, 2008 compared to $35.6 million for the three months ended March 31, 2007, an increase of $36.1 million, primarily related to higher MMP net income.

Net income was $17.6 million for the three months ended March 31, 2008 compared to $11.5 million for the three months ended March 31, 2007, an increase of $6.1 million, or 53%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities was $95.4 million and $31.4 million for the three months ended March 31, 2008 and 2007, respectively. The $64.0 million increase from 2007 to 2008 was primarily attributable to:

•	an increase in net income of $15.8 million, net of non-cash non-controlling owners’ interest in income of consolidated subsidiaries and non-cash gain on assignment of supply agreement;

•	a $8.5 million decrease in accounts receivable and other accounts receivable in 2008 versus an $8.8 million increase in 2007 due primarily to the timing of payments received from customers;

•

a $20.3 million decrease in inventories in 2008 versus an $11.9 million decrease in inventories in 2007. The increase in inventories during 2008 is principally due to the sale of petroleum products inventory MMP maintained prior to the assignment of its product supply agreement to a third-party in March 2008;

•	a $6.3 million decrease in accounts payable in 2008 versus a $16.7 million decrease in accounts payable in 2007 due primarily to the timing of invoices received from vendors and suppliers;

•

a $6.6 million increase in accrued product purchases in 2008 versus a $17.3 million decrease in accrued product purchases in 2007 due primarily to the timing of invoices received from vendors and suppliers; and

•

These increases were partially offset by a decrease in the supply agreement deposit in 2008 of $18.5 million as a result of the assignment of MMP’s product supply agreement to a third-party in March 2008.

Net cash used by investing activities for the three months ended March 31, 2008 and 2007 was $70.5 million and $49.9 million, respectively. During 2008, MMP spent $54.9 million for capital expenditures, of which $7.8 million was for maintenance capital and $47.1 million was for expansion capital. Additionally, MMP acquired a petroleum products terminal in Bettendorf, Iowa for $12.0 million. During 2007, MMP spent $39.4 million for capital expenditures, of which $6.3 million was for maintenance capital and $33.1 million was for expansion capital.

Net cash provided (used) by financing activities for the three months ended March 31, 2008 and 2007 was $(24.7) million and $12.0 million, respectively. During 2008, we paid distributions of $19.2 million to our unitholders and MMP paid distributions of $43.9 million to its owners other than us while net borrowings on MMP’s revolving credit facility primarily to finance capital expansion projects and acquisitions were $33.5 million. During 2007, net borrowings on MMP’s revolving credit facility of $66.8 million were partially offset by $15.4 million of distributions paid by us to our unitholders and $40.1 million of distributions paid by MMP to its owners other than us.

MMP’s general partner declared a quarterly distribution of $0.6725 per MMP limited partner unit associated with the first quarter of 2008. Based on this declared distribution, we will receive $20.9 million related to our ownership of the general partner interest and incentive distribution rights in MMP. As a result, our general partner declared an initial quarterly distribution of $0.3225 for each of our limited partner units also associated with the first quarter of 2008. The total distribution to be paid on our 62.6 million outstanding limited partner units will be $20.2 million. If we continue to pay cash distributions at this current level and the number of outstanding units remains the same, we will pay total cash distributions of $80.8 million on an annual basis.

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

During first quarter 2008, MMP’s maintenance capital spending was $7.5 million, excluding $0.3 million of spending that would have been covered by indemnifications settled in May 2004. MMP has received the entire $117.5 million under its indemnification settlement agreement. Please see Environmental below for additional description of this agreement.

For 2008, MMP expects to incur maintenance capital expenditures for its existing businesses of approximately $35.0 million, excluding $10.0 million of maintenance capital that has already been reimbursed to MMP through its indemnification settlement and third-party reimbursements.

In addition to maintenance capital expenditures, MMP also incurs expansion capital expenditures at its existing facilities. During first quarter 2008, MMP spent cash of approximately $47.1 million for organic growth projects and $12.0 million to acquire a petroleum products terminal already connected to its petroleum products pipeline system. Based on the progress of expansion projects already underway, MMP expects to spend approximately $250 million of growth capital during 2008, with an additional $20 million thereafter to complete these projects. The 2008 estimate includes $10.0 million MMP plans to spend to acquire a petroleum products terminal already connected to its pipeline system in Wrenshall, Minnesota, which is expected to close by August 1, 2008, subject to regulatory approval.

Liquidity

As of March 31, 2008, total debt reported on our consolidated balance sheet was $952.2 million. The difference between this amount and the $947.0 million face value of our outstanding debt results from adjustments related to fair value hedges and unamortized discounts on debt issuances.

Our Debt

As of March 31, 2008, we had no debt outstanding other than MMP’s debt, which is consolidated on our financial statements.

Affiliate Working Capital Loan. During both 2007 and 2008, we entered into a $5.0 million revolving credit facility with MGG Midstream Holdings, L.P. (“MGG MH”) as the lender, with a maturity date of December 31 of each respective year. There were no borrowings under these facilities at any time during 2007 or thus far in 2008. The current facility is available exclusively to fund our working capital borrowings. Borrowings, if any, under the facility bear interest at LIBOR plus 2.0%, and we pay a commitment fee to MGG MH on the unused portion of the working capital facility of 0.3%.

MMP Debt

Revolving Credit Facility. The total borrowing capacity under MMP’s revolving credit facility, which matures in September 2012, is $550.0 million. Borrowings under the facility remain unsecured and incur interest at LIBOR plus a spread that ranges from 0.3% to 0.8% based on MMP’s credit ratings and amounts outstanding under the facility. Additionally, a commitment fee is assessed at a rate from 0.05% to 0.125%, depending on MMP’s credit rating. As of March 31, 2008, $197.0 million was outstanding under this facility, and $3.3 million of the facility was obligated for letters of credit. The obligations for letters of credit are not reflected as debt on our consolidated balance sheets. The weighted-average interest rate on borrowings outstanding under the facility at March 31, 2008 was 3.1%.

6.45% Notes due 2014. In May 2004, MMP sold $250.0 million aggregate principal of 6.45% notes due 2014 in an underwritten public offering at 99.8% of par. Including the impact of amortizing the gains realized on the interest hedges associated with these notes, the effective interest rate of these notes is 6.3%.

5.65% Notes due 2016. In October 2004, MMP sold $250.0 million of 6.45% notes due 2016 in an underwritten public offering. The notes were issued at 99.9% of par. Including the impact of amortizing the losses realized on pre-issuance hedges associated with these notes and the interest rate swap which effectively converts $100.0 million of these notes from fixed-rate to floating-rate debt, the weighted-average interest rate of these notes at March 31, 2008 was 4.9%.

6.40% Notes due 2037. In April 2007, MMP sold $250.0 million of 6.4% notes due 2037 in an underwritten public offering at 99.6% of par to refinance outstanding pipeline notes. Including the impact of amortizing the gains realized on pre-issuance hedges associated with these notes, the effective interest rate of these notes is 6.3%.

Interest rate derivatives. MMP utilizes interest rate derivatives to manage interest rate risk. MMP was engaged in the following interest rate derivative transactions as of March 31, 2008:

•

In October 2004, MMP entered into a $100.0 million interest rate swap agreement to hedge against changes in the fair value of a portion of its 5.65% notes due 2016. This agreement effectively changes the interest rate on $100.0 million of those notes to a floating rate of six-month LIBOR plus 0.6%, with LIBOR set in arrears. This swap agreement expires on October 15, 2016, the maturity date of the 5.65% notes; and

•

In January 2008, MMP entered into a total of $200.0 million of forward starting interest rate swap agreements to hedge against variability of future interest payments on debt that MMP anticipated issuing no later than June 2008. Proceeds of the anticipated debt issuance were expected to be used to refinance borrowings on MMP’s revolving credit facility. The interest rate swap agreements had a 10-year term, and the effective date of the agreements was June 30, 2008. As a result of changes in market conditions, MMP terminated these agreements in April 2008 and received $0.2 million in connection with the termination.

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

Indemnification settlement. Prior to May 2004, a former affiliate provided indemnifications to MMP for assets MMP had acquired from it. In May 2004, MMP entered into an agreement with its former affiliate under which its former affiliate agreed to pay MMP $117.5 million to release it from those indemnification obligations, which MMP has collected. As of March 31, 2008, known liabilities that would have been covered by these indemnifications were $42.4 million. Through March 31, 2008, MMP has spent $47.7 million of the indemnification settlement proceeds for indemnified matters, including $20.4 million of capital costs. MMP has not reserved the cash received from this indemnity settlement but has used it for its various other cash needs, including expansion capital spending.

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

Floating roof emissions. Operational needs require MMP, at various times, to empty its tanks. When MMP’s tanks with internal floating roofs are emptied, the tanks emit petroleum vapors. Historically, these emissions were not reported or addressed in facility air permits because the EPA had no approved method to quantify the emissions event. However, the EPA adopted the American Petroleum Institute’s methodology for calculating these particular emissions as their approved standard in 2006. MMP has evaluated these emission standards and has concluded that they will not have a material impact on MMP’s current operational practices, emission control and reporting requirements, emission fees and existing air permits.

Other Items

Pipeline tariff increase. The Federal Energy Regulatory Commission regulates the rates charged on interstate common carrier pipeline operations primarily through an index methodology, which establishes the maximum amount by which tariffs can be adjusted. The current approved methodology is the annual change in the producer price index for finished goods (“PPI-FG”) plus 1.3%. Based on an actual change in PPI-FG of approximately 3.0% during 2006, MMP increased virtually all of its published tariffs by the allowed adjustment of approximately 4.3% effective July 1, 2007. The preliminary estimate for the change in PPI-FG for 2007 is approximately 3.9%. Once PPI-FG is finalized, MMP expects to increase virtually all of its tariffs by the resulting PPI-FG plus 1.3% on July 1, 2008.

Ammonia operating agreement. A third-party pipeline company currently provides the operating services and a portion of the G&A services for MMP’s ammonia pipeline system under an operating agreement with MMP. This pipeline company has provided notice to MMP that it will not renew its operating agreement with MMP upon its scheduled expiration date of June 30, 2008. MMP plans to assume operating responsibility of its ammonia pipeline at that time. MMP does not expect these incremental costs will have a material impact on its financial results.

Ammonia contracts. MMP ships ammonia for three customers on its ammonia pipeline system. MMP has finalized new five-year transportation agreements with its customers that extend from July 1, 2008 through June 30, 2013.

Unrecognized product gains. MMP’s petroleum products terminals operations generate product overages and shortages. When MMP’s petroleum products terminals experience net product shortages, it recognizes expense for those losses in the periods in which they occur. When MMP’s petroleum products terminals experience net product overages, it has product on hand for which it has no cost basis. Therefore, these net overages are not recognized in MMP’s financial statements until the associated barrels are either sold or used to offset product losses. The combined net unrecognized product overages for MMP’s petroleum products terminals operations had a market value of approximately $10.0 million as of March 31, 2008. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

Affiliate transactions. We have agreed to reimburse MMP for G&A expenses, excluding equity-based compensation, in excess of a G&A cap as defined in MMP’s omnibus agreement. The amount of G&A costs required to be reimbursed to MMP was $0.3 million and $0.4 million for the three months ended March 31, 2007 and 2008, respectively. The owner of our general partner reimburses us for the same amounts we reimburse to MMP for these excess G&A expenses. We record these reimbursements as a capital contribution from our general partner. Although this agreement does not expire until December 31, 2010, we do not expect that we will be required to make reimbursements to MMP for excess G&A costs beyond 2008.

MMP owns a 50% interest in a crude oil pipeline company. MMP earns a fee to operate this pipeline which was $0.2 million for both the three months ended March 31, 2008 and 2007. MMP reports these fees as affiliate management fee revenue on its consolidated statements of income.

Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, MMP GP receives approximately 50%, including its approximate 2% general partner interest, of any incremental cash distributed per MMP limited partner unit. Because we own MMP GP, we benefit from these distributions. As of March 31, 2008, the executive officers of our general partner collectively owned approximately 3.0% of MGG MH, which owns 14% of our limited partner interests; therefore, the executive officers of our general partner also indirectly benefit from these distributions. Assuming MMP has sufficient available cash to continue to pay distributions on all of its outstanding units for four quarters at its current quarterly distribution level of $0.6725 per unit, MMP GP would receive annual distributions of approximately $83.6 million on its combined general partner interest and incentive distribution rights.

New Accounting Pronouncements

On March 26, 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships. Under EITF No. 07-4, the excess of distributions over earnings and/or excess of earnings over distributions for each period are required to be allocated to the entities’ general partner based solely on the general partner’s ownership interest at the time. This EITF is effective beginning January 1, 2009 and early application is not permitted. Our adoption of this standard will have no impact on our income allocation methodology or our calculation of earnings per unit as we currently allocate the excess of distributions over earnings and the excess of earnings over distribution to our general partner based on its ownership interest in us.

On March 19, 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities established, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 amends SFAS No. 133, requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

On February 14, 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. FSP No. 157-1 amends SFAS No. 157, Fair Value Measurements, to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, or SFAS No. 141 (revised 2007), Business Combinations, regardless of whether those assets and liabilities are related to leases. This FSP is effective with the initial adoption of SFAS No. 157, which we adopted on January 1, 2007. The adoption of this FSP did not have a material effect on our results of operations, financial position or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MMP may be exposed to market risk through changes in commodity prices and interest rates and has established policies to monitor and control these market risks. MMP also enters into derivative agreements to help manage our exposure to commodity price and interest rate risks.

As of March 31, 2008, MMP had $197.0 million outstanding on its variable rate revolving credit facility. MMP had no other variable rate debt outstanding; however, because of an interest rate swap agreement discussed below, MMP is exposed to interest rate market risk on an additional $100.0 million of its debt. Considering this swap agreement and the amount outstanding on MMP’s variable rate revolving credit facility, MMP’s annual interest expense would change by $0.4 million if LIBOR were to change by 0.125%.

In January 2008, MMP entered into a total of $200.0 million of forward starting interest rate swap agreements, effective June 30, 2008, to hedge against the variability of future interest payments on a portion of its credit facility borrowings that MMP expects will be outstanding at that time.

During October 2004, MMP entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016. MMP has accounted for this interest rate hedge as a fair value hedge. The notional amount of the interest rate swap agreement is $100.0 million. Under the terms of the agreement, MMP receives 5.65% (the interest rate of the $250.0 million senior notes) and pays LIBOR plus 0.6%. This hedge effectively converts $100.0 million of MMP’s 5.65% fixed-rate debt to floating-rate debt. The interest rate swap agreement began on October 15, 2004 and expires on October 15, 2016. Payments settle in April and October of each year with LIBOR set in arrears. MMP recognized an other non-current asset of $6.9 million at March 31, 2008 for the fair value of this agreement.

MMP also uses derivatives to help it manage product purchases and sales. Derivatives that qualify for and are designated as normal purchases and sales are accounted for using traditional accrual accounting. As of March 31, 2008, MMP had commitments under forward purchase contracts for product purchases that will be accounted for as normal purchases totaling approximately $68.4 million and commitments under forward sales contracts for product sales that will be accounted for as normal sales totaling approximately $106.4 million.

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

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

Exhibit 32.1 – Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

Exhibit 32.2 – Section 1350 Certification of John D. Chandler, Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on May 6, 2008.

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