Form 10-Q
period 2008-06-30
MAGELLAN MIDSTREAM HOLDINGS LP
filed 2008-08-05
CIK 1246263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 4, 2008, there were 62,646,551 outstanding common units of Magellan Midstream Holdings, L.P. that trade on the New York Stock Exchange under the ticker symbol “MGG.”

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Transportation and terminals revenues	$150,304	$162,580	$293,689	$307,385
Product sales revenues	177,902	110,364	326,565	312,082
Affiliate management fee revenue	183	183	356	366

Total revenues	328,389	273,127	620,610	619,833
Costs and expenses:
Operating	59,860	56,794	120,669	112,219
Product purchases	156,588	75,292	290,568	252,860
Depreciation and amortization	19,532	21,271	38,809	42,284
Affiliate general and administrative	18,363	19,060	36,592	37,350

Total costs and expenses	254,343	172,417	486,638	444,713
Gain on assignment of supply agreement	—	—	—	26,492
Equity earnings	1,106	1,377	1,869	1,782

Operating profit	75,152	102,087	135,841	203,394
Interest expense	13,884	12,754	28,106	25,693
Interest income	(1,290)	(303)	(2,201)	(599)
Interest capitalized	(1,205)	(1,110)	(2,102)	(2,412)
Non-controlling owners’ interest in income of consolidated subsidiaries	44,653	59,425	80,215	131,161
Debt placement fee amortization	753	169	1,209	337
Debt prepayment premium	1,984	—	1,984	—
Other (income) expense	699	(254)	699	(254)

Income before provision for income taxes	15,674	31,406	27,931	49,468
Provision for income taxes	800	502	1,524	945

Net income	$14,874	$30,904	$26,407	$48,523

Allocation of net income:
Limited partners’ interest	$16,476	$31,308	$28,283	$49,332
General partner’s interest	(1,602)	(404)	(1,876)	(809)

Net income	$14,874	$30,904	$26,407	$48,523

Basic and diluted net income per limited partner unit	$0.26	$0.50	$0.45	$0.79

Weighted average number of limited partner units outstanding used for basic and diluted net income per unit calculation	62,649	62,654	62,649	62,654

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2007	June 30, 2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$938	$416
Accounts receivable (less allowance for doubtful accounts of $10 and $34 at December 31, 2007 and June 30, 2008, respectively)	62,834	69,133
Other accounts receivable	10,700	9,633
Affiliate accounts receivable	60	20
Inventory	120,462	75,672
Other current assets	10,919	20,719

Total current assets	205,913	175,593
Property, plant and equipment	2,602,235	2,736,994
Less: accumulated depreciation	455,020	493,236

Net property, plant and equipment	2,147,215	2,243,758
Equity investments	24,324	23,606
Long-term receivables	7,801	7,598
Goodwill	11,902	14,766
Other intangibles (less accumulated amortization of $6,743 and $7,516 at December 31, 2007 and June 30, 2008, respectively)	7,086	6,313
Debt placement costs (less accumulated amortization of $2,170 and $2,507 at December 31, 2007 and June 30, 2008, respectively)	6,368	6,031
Other noncurrent assets	6,322	3,220

Total assets	$2,416,931	$2,480,885

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$39,643	$43,546
Affiliate payroll and benefits	23,623	19,612
Accrued interest payable	7,197	6,988
Accrued taxes other than income	21,039	20,221
Environmental liabilities	36,127	24,468
Deferred revenue	20,797	23,952
Accrued product purchases	43,230	66,107
Other current liabilities	29,866	20,972

Total current liabilities	221,522	225,866
Long-term debt	914,536	951,917
Long-term affiliate pension and benefits	22,370	25,923
Supply agreement deposit	18,500	—
Noncurrent portion of product supply liability	24,348	—
Other deferred liabilities	9,598	8,129
Environmental liabilities	21,491	20,117
Non-controlling owners’ interests of consolidated subsidiaries	1,131,739	1,182,692
Commitments and contingencies
Partners’ capital:
Partners’ capital	57,421	70,961
Accumulated other comprehensive loss	(4,594)	(4,720)

Total partners’ capital	52,827	66,241

Total liabilities and partners’ capital	$2,416,931	$2,480,885

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2007	2008
Operating Activities:
Net income	$26,407	$48,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,809	42,284
Debt placement fee amortization	1,209	337
Debt prepayment premium	1,984	—
Loss on sale and retirement of assets	4,333	1,729
Equity earnings	(1,869)	(1,782)
Distributions from equity investment	2,325	2,500
Equity method incentive compensation expense	1,261	2,438
Amortization of prior service cost and net actuarial loss	297	(44)
Gain on assignment of supply agreement	—	(26,492)
Non-controlling owners’ interest in income of consolidated subsidiaries	80,215	131,161
Changes in operating assets and liabilities:
Accounts receivable and other accounts receivable	34,441	(5,232)
Affiliate accounts receivable	(88)	40
Inventory	(3,770)	44,790
Accounts payable	(18,611)	(3,369)
Affiliate payroll and benefits	(3,693)	(4,011)
Accrued interest payable	(1,431)	(209)
Accrued taxes other than income	985	(818)
Accrued product purchases	(34,271)	22,877
Restricted cash	5,283	—
Supply agreement deposit	2,500	(18,500)
Current and noncurrent environmental liabilities	3,396	(13,033)
Other current and noncurrent assets and liabilities	(2,033)	(7,382)

Net cash provided by operating activities	137,679	215,807
Investing Activities:
Property, plant and equipment:
Additions to property, plant and equipment	(89,108)	(132,016)
Proceeds from sale of assets	950	1,600
Changes in accounts payable	(10,416)	7,272
Acquisition of business	—	(12,010)

Net cash used by investing activities	(98,574)	(135,154)
Financing Activities:
Distributions paid	(112,900)	(128,211)
Net borrowings under revolver	101,500	36,300
Borrowings under long-term notes	248,900	—
Payments on long-term notes	(272,555)	—
Debt placement costs	(2,546)	—
Payment of debt prepayment premium	(1,984)	—
Net receipt from financial derivatives	4,556	4,030
Capital contributions by affiliate	2,306	2,045
Change in outstanding checks	—	4,661

Net cash used by financing activities	(32,723)	(81,175)

Change in cash and cash equivalents	6,382	(522)
Cash and cash equivalents at beginning of period	6,977	938

Cash and cash equivalents at end of period	$13,359	$416

Supplemental non-cash financing activity:
Issuance of Magellan Midstream Partners, L.P., common units in settlement of long-term incentive plan awards	$7,406	$8,536

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

Magellan Midstream Holdings GP, LLC, a Delaware limited liability company, serves as our general partner and owns an approximate 0.01% general partner interest in us. MGG Midstream Holdings, L.P. owns approximately 14% of our limited partner units and the public owns approximately 86%. MGG Midstream Holdings, L.P. owns all of the membership interests of Magellan Midstream Holdings GP, LLC. Our organizational structure at June 30, 2008 and that of our affiliate entities, as well as how we refer to these entities in our notes to consolidated financial statements, are provided below.

Basis of Presentation

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

MMP, a publicly-traded Delaware partnership, together with its subsidiaries, owns and operates a petroleum products pipeline system, petroleum products terminals and an ammonia pipeline system. MMP’s reportable segments offer different products and services and are managed separately as each requires different marketing strategies and business knowledge. In January 2008, MMP acquired a petroleum products terminal in Bettendorf, Iowa for $12.0 million. The results of this facility have been included in MMP’s petroleum products pipeline system segment from the acquisition date.

In the opinion of management, our accompanying consolidated financial statements, which are unaudited except for the consolidated balance sheet as of December 31, 2007, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2008, and the results of operations for the three and six months ended June 30, 2007 and 2008 and cash flows for the six months ended June 30, 2007 and 2008. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Allocation of Net Income

The allocation of net income to our general partner and the limited partners was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Allocation of net income to general partner:
Net income	$14,874	$30,904	$26,407	$48,523
Direct charges to general partner:
Reimbursable general and administrative costs	1,604	408	1,880	816

Income before direct charges to general partner	16,478	31,312	28,287	49,339
General partner’s share of income	0.0141%	0.0141%	0.0141%	0.0141%

General partner’s allocated share of net income before direct charges	2	4	4	7
Direct charges to general partner	1,604	408	1,880	816

Net loss allocated to general partner	$(1,602)	$(404)	$(1,876)	$(809)

Net income	$14,874	$30,904	$26,407	$48,523
Less: net loss allocated to general partner	(1,602)	(404)	(1,876)	(809)

Net income allocated to limited partners	$16,476	$31,308	$28,283	$49,332

During the second quarter of 2007, reimbursable general and administrative (“G&A”) costs included a $1.3 million non-cash expense related to a payment by MGG MH. Except for this $1.3 million payment, charges in excess of the G&A expense cap represent G&A expenses charged against our income during each respective period for which we either have been or will be reimbursed by our general partner under the terms of a reimbursement agreement with our general partner. Consequently, all of these amounts have been charged directly against our general partner’s allocation of net income. We record these reimbursements by our general partner as capital contributions.

3. Comprehensive Income

Comprehensive income is the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The term other comprehensive income or other comprehensive loss refers to revenues, expenses, gains, and losses that, under generally accepted accounting principles (“GAAP”), are included in comprehensive income but excluded from net income. A reconciliation of net income to comprehensive income is provided in the table below (in thousands). For additional information on MMP’s derivative instruments, see Note 9 – Derivative Financial Instruments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net income	$14,874	$30,904	$26,407	$48,523
Change in fair value of cash flow hedges	2,075	6,706	5,018	—
Amortization of net loss on cash flow hedges	92	(41)	145	(82)
Amortization of prior service cost and net actuarial loss	263	(71)	297	(44)

Other comprehensive income (loss)	2,430	6,594	5,460	(126)

Comprehensive income	$17,304	$37,498	$31,867	$48,397

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Disclosures

MMP’s reportable segments are strategic business units that offer different products and services. MMP’s segments are managed separately as each segment requires different marketing strategies and business knowledge. MMP’s management evaluates performance based upon segment operating margin, which includes revenues from affiliates and external customers, operating expenses, product purchases and equity earnings. Transactions between MMP’s business segments are conducted and recorded on the same basis as transactions with third-party entities.

MMP believes that investors benefit from having access to the same financial measures used by management. Operating margin, which is presented in the tables below, is an important measure used by management to evaluate the economic performance of MMP’s core operations. This measure forms the basis of MMP’s internal financial reporting and is used by its management in deciding how to allocate capital resources between segments. Operating margin is not a GAAP measure but the components of operating margin are computed using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the tables below. Operating profit, alternatively, includes expense items, such as depreciation and amortization and G&A costs, that management does not consider when evaluating the core profitability of MMP’s operations.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2007
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$114,619	$32,014	$4,498	$(827)	$150,304
Product sales revenues	174,471	3,431	—	—	177,902
Affiliate management fee revenue	183	—	—	—	183

Total revenues	289,273	35,445	4,498	(827)	328,389
Operating expenses	42,180	13,116	5,977	(1,413)	59,860
Product purchases	154,933	1,786	—	(131)	156,588
Equity earnings	(1,106)	—	—	—	(1,106)

Operating margin (loss)	93,266	20,543	(1,479)	717	113,047
Depreciation and amortization	12,864	5,681	270	717	19,532
Affiliate G&A expenses	13,201	4,524	638	—	18,363

Operating profit (loss)	$67,201	$10,338	$(2,387)	$—	$75,152

	Three Months Ended June 30, 2008
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$121,382	$35,970	$5,986	$(758)	$162,580
Product sales revenues	102,585	7,779	—	—	110,364
Affiliate management fee revenue	183	—	—	—	183

Total revenues	224,150	43,749	5,986	(758)	273,127
Operating expenses	39,840	15,655	2,808	(1,509)	56,794
Product purchases	73,577	1,845	—	(130)	75,292
Equity earnings	(1,377)	—	—	—	(1,377)

Operating margin	112,110	26,249	3,178	881	142,418
Depreciation and amortization	13,622	6,490	278	881	21,271
Affiliate G&A expenses	13,461	4,568	1,031	—	19,060

Operating profit	$85,027	$15,191	$1,869	$—	$102,087

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2007
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$222,164	$63,763	$9,413	$(1,651)	$293,689
Product sales revenues	318,736	7,829	—	—	326,565
Affiliate management fee revenue	356	—	—	—	356

Total revenues	541,256	71,592	9,413	(1,651)	620,610
Operating expenses	84,990	27,046	11,513	(2,880)	120,669
Product purchases	286,359	4,468	—	(259)	290,568
Equity earnings	(1,869)	—	—	—	(1,869)

Operating margin (loss)	171,776	40,078	(2,100)	1,488	211,242
Depreciation and amortization	25,564	11,214	543	1,488	38,809
Affiliate G&A expenses	26,166	9,149	1,277	—	36,592

Operating profit (loss)	$120,046	$19,715	$(3,920)	$—	$135,841

	Six Months Ended June 30, 2008
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$227,918	$69,571	$11,406	$(1,510)	$307,385
Product sales revenues	295,482	16,600	—	—	312,082
Affiliate management fee revenue	366	—	—	—	366

Total revenues	523,766	86,171	11,406	(1,510)	619,833
Operating expenses	81,967	28,153	5,059	(2,960)	112,219
Product purchases	248,198	4,922	—	(260)	252,860
Equity earnings	(1,782)	—	—	—	(1,782)
Gain on assignment of supply agreement	(26,492)	—	—	—	(26,492)

Operating margin	221,875	53,096	6,347	1,710	283,028
Depreciation and amortization	27,073	12,944	557	1,710	42,284
Affiliate G&A expenses	26,610	8,775	1,965	—	37,350

Operating profit	$168,192	$31,377	$3,825	$—	$203,394

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Related Party Disclosures

Affiliate Entity Transactions

MMP has a 50% ownership interest in a crude oil pipeline company and is paid a management fee for its operation. During both the three months ended June 30, 2007 and 2008, MMP received operating fees from this pipeline company of $0.2 million, which was reported as affiliate management fee revenue. Affiliate management fee revenue for both the six months ended June 30, 2007 and 2008 was $0.4 million.

The following table summarizes affiliate costs and expenses that are reflected in the accompanying consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
MGG GP—allocated operating expenses	19,672	21,632	38,875	42,552
MGG GP—allocated G&A expenses	12,250	12,351	22,793	24,418

Under a services agreement between MMP and MGG GP, we and MMP reimburse MGG GP for the costs of employees necessary to conduct our operations and administrative functions. The affiliate payroll and benefits accruals associated with this agreement at December 31, 2007 and June 30, 2008 were $23.6 million and $19.6 million, respectively. The long-term affiliate pension and benefits accruals associated with this agreement at December 31, 2007 and June 30, 2008 were $22.4 million and $25.9 million, respectively. We and MMP settle our respective affiliate payroll, payroll-related expenses and non-pension postretirement benefit costs with MGG GP on a monthly basis. MMP funds its long-term affiliate pension liabilities through payments to MGG GP when MGG GP makes contributions to its pension funds.

We have agreed to reimburse MMP for G&A expenses, excluding equity-based compensation, in excess of a G&A cap. The amount of G&A costs required to be reimbursed to MMP was $0.3 million and $0.6 million for the three and six months ended June 30, 2007, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2008, respectively. The owner of our general partner reimburses us for the same amounts we reimburse to MMP for these excess G&A expenses. We record these reimbursements as a capital contribution from our general partner. We do not expect to make reimbursements to MMP for excess G&A costs beyond 2008.

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

In addition to the above, MMP provided common carrier transportation services to SemGroup.

One of MMP GP’s independent board members, John P. DesBarres, currently serves as a board member for American Electric Power Company, Inc. (“AEP”) of Columbus, Ohio. During the three and six months ended June 30, 2007, MMP’s operating expenses included $0.7 million and $1.3 million, respectively, of power costs incurred with Public Service Company of Oklahoma (“PSO”), which is a subsidiary of AEP. During the three and six months ended June 30, 2008, MMP’s operating expenses included $0.6 million and $1.1 million, respectively, of power costs incurred with PSO. MMP had a $0.2 million receivable from PSO at June 30, 2008 resulting from an annual stand-by agreement for fuel oil. MMP had no other amounts payable to or receivable from PSO or AEP at either December 31, 2007 or June 30, 2008.

Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, MMP GP receives approximately 50%, including its approximate 2% general partner interest, of any incremental cash distributed per MMP limited partner unit. Because we own MMP GP, we benefit from these distributions. As of June 30, 2008, the executive officers of our general partner collectively owned approximately 3.0% of MGG MH, which owns 14% of our limited partner interests; therefore, the executive officers of our general partner also indirectly benefit from these distributions. Assuming MMP has sufficient available cash to continue to pay distributions on all of its outstanding units for four quarters at its current quarterly distribution level of $0.6875 per unit, MMP GP would receive annual distributions of approximately $87.6 million on its combined general partner interest and incentive distribution rights.

6. Inventory

Inventory at December 31, 2007 and June 30, 2008 was as follows (in thousands):

	December 31, 2007	June 30, 2008
Refined petroleum products	$65,215	$—
Transmix	32,824	40,497
Natural gas liquids	16,233	29,686
Additives	5,812	5,489
Other	378	—

Total inventory	$120,462	$75,672

The decrease in inventory between December 31, 2007 and June 30, 2008 was primarily attributable to the sale of refined petroleum products inventory in connection with the assignment of MMP’s product supply agreement to a third-party entity effective March 1, 2008 (see Note 13—Assignment of Supply Agreement).

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Employee Benefit Plans

MGG GP sponsors two pension plans for union employees, a pension plan for non-union employees and a postretirement benefit plan for selected employees. The following tables present consolidated net periodic benefit costs related to these plans during the three and six months ended June 30, 2007 and 2008 (in thousands):

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$1,423	$143	$2,897	$267
Interest cost	656	288	1,290	513
Expected return on plan assets	(519)	—	(1,092)	—
Amortization of prior service cost	77	(214)	154	(427)
Amortization of actuarial loss	167	233	226	344

Net periodic benefit cost	$1,804	$450	$3,475	$697

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$1,323	$77	$2,736	$218
Interest cost	695	238	1,349	516
Expected return on plan assets	(732)	—	(1,351)	—
Amortization of prior service cost	77	(212)	154	(426)
Amortization of actuarial loss	59	5	75	153

Net periodic benefit cost	$1,422	$108	$2,963	$461

MMP expects to make payments to MGG GP of $6.0 million and $0.2 million in 2008 to reimburse MGG GP for contributions MGG GP estimates it will make to its pension and postretirement benefit plans, respectively.

8. Debt

Consolidated debt at December 31, 2007 and June 30, 2008 was as follows (in thousands):

	December 31, 2007	June 30, 2008
Revolving credit facility	$163,500	$199,800
6.45% Notes due 2014	249,634	249,657
5.65% Notes due 2016	252,494	253,546
6.40% Notes due 2037	248,908	248,914

Total debt	$914,536	$951,917

Our Debt:

Affiliate Working Capital Loan. During both 2007 and 2008, we had a $5.0 million revolving credit facility with MGG MH as the lender, with a maturity date of December 31 of each respective year. There were no borrowings under these facilities at any time during 2007 or through June 30, 2008. The current facility is available exclusively to fund our working capital borrowings. Borrowings, if any, under the facility bear interest at LIBOR plus 2.0%, and we pay a commitment fee to MGG MH on the unused portion of the working capital facility of 0.3%.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MMP Debt:

MMP’s debt is non-recourse to its general partner and to us.

Revolving Credit Facility. The total borrowing capacity under MMP’s revolving credit facility, which matures in September 2012, is $550.0 million. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.3% to 0.8% based on MMP’s credit ratings and amounts outstanding under the facility. Additionally, a commitment fee is assessed at a rate from 0.05% to 0.125%, depending on MMP’s credit rating. As of June 30, 2008, $199.8 million was outstanding under this facility, and $3.3 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on MMP’s consolidated balance sheets. The weighted-average interest rate on borrowings outstanding under the facility at June 30, 2007 and 2008 was 5.8% and 2.9%, respectively. The borrowings outstanding under this facility were repaid with the net proceeds from MMP’s debt offering of 10-year senior notes completed in July 2008 (see Note 14—Subsequent Events).

6.45% Notes due 2014. In May 2004, MMP sold $250.0 million aggregate principal of 6.45% notes due 2014 in an underwritten public offering. The notes were issued for the discounted price of 99.8%, or $249.5 million, and the discount is being accreted over the life of the notes. Including the impact of amortizing the gains realized on the hedges associated with these notes (see Note 9–Derivative Financial Instruments), the effective interest rate of these notes is 6.3%.

5.65% Notes due 2016. In October 2004, MMP issued $250.0 million of 5.65% senior notes due 2016 in an underwritten public offering. The notes were issued for the discounted price of 99.9%, or $249.7 million, and the discount is being accreted over the life of the notes. MMP used an interest rate swap to effectively convert $100.0 million of these notes to floating-rate debt until May 2008 (see Note 9—Derivative Financial Instruments). Including the impact of that swap, and the amortization of losses realized on pre-issuance hedges associated with these notes, the weighted average interest rate of these notes at June 30, 2007 was 6.0%. MMP received a payment of $3.8 million when it terminated the swap-to-floating derivative instrument in May 2008. Including the amortization of that payment and the losses realized on pre-issuance hedges associated with these notes, the weighted average interest rate at June 30, 2008 was 5.7%. The outstanding principal amount of the notes was increased by $2.7 million at December 31, 2007 for the fair value of the associated swap-to-floating derivative instrument and by $3.8 million at June 30, 2008 for the unamortized portion of the payment received upon termination of that swap.

6.40% Notes due 2037. In April 2007, MMP issued $250.0 million of 6.40% notes due 2037 in an underwritten public offering. The notes were issued for the discounted price of 99.6%, or $248.9 million, and the discount is being accreted over the life of the notes. Including the impact of amortizing the gains realized on the interest hedges associated with these notes (see Note 9—Derivative Financial Instruments), the effective interest rate of these notes is 6.3%.

9. Derivative Financial Instruments

MMP uses interest rate derivatives to help manage interest rate risk. As of June 30, 2008, MMP had no interest rate swap agreements outstanding. See Note 14—Subsequent Events for additional information related to interest rate swap agreements entered into subsequent to June 30, 2008.

In October 2004, MMP entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016, which were issued in October 2004. MMP accounted for this agreement as a fair value hedge. The notional amount of this agreement was $100.0 million and effectively converted $100.0 million of its 5.65% fixed-rate senior notes issued in October 2004 to floating-rate debt. In May 2008, MMP terminated this interest rate swap agreement and received $3.8 million, which was recorded as an adjustment to long-term debt and is being amortized over the remaining life of the 5.65% fixed-rate senior notes due 2016.

In January 2008, MMP entered into a total of $200.0 million of forward starting interest rate swap agreements to hedge against the variability of future interest payments on debt that it anticipated issuing no later than June 2008. Proceeds of the anticipated debt issuance were expected to be used to refinance borrowings on MMP’s revolving credit facility. In April 2008, MMP terminated these interest rate swap agreements and received $0.2 million, which was recorded to other income.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the current impact of MMP’s historical derivative activity as of June 30, 2008 (in thousands):

	Effective Portion of Gains and Losses
		Amount Reclassified to Earnings from Accumulated Other Comprehensive Income (“AOCI”)
Hedge	Unamortized Amount Recognized in AOCI	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Cash flow hedges (date executed):
Interest rate swaps 6.40% Notes (April 2007)	$5,044	$(44)	$(88)
Interest rate swaps 5.65% Notes (October 2004)	(4,338)	131	262
Interest rate swaps and treasury lock 6.45% Notes (May 2004)	3,029	(128)	(256)

Total cash flow hedges	$3,735	$(41)	$(82)

There was no ineffectiveness recognized on the financial instruments disclosed in the above table during the three or six months ended June 30, 2008.

10. Commitments and Contingencies

Environmental Liabilities. Liabilities recognized for estimated environmental costs were $57.6 million and $44.6 million at December 31, 2007 and June 30, 2008, respectively. Environmental liabilities have been classified as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental liabilities will be paid over the next ten years.

MMP’s environmental liabilities include, among other items, accruals for the items discussed below:

Petroleum Products EPA Issue. In July 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act (the “Act”), served an information request to MMP’s former affiliate with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on the petroleum products pipeline system that MMP subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumed that all of the releases were violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties could be assessed. The DOJ and EPA added to their original demand a release that occurred in the second quarter of 2005 from MMP’s petroleum products pipeline near its Kansas City, Kansas terminal and a release that occurred in the first quarter of 2006 from MMP’s petroleum products pipeline near Independence, Kansas.

MMP reached an agreement with the EPA and DOJ to settle these matters in June 2008. Under the terms of the settlement agreement, MMP will pay a penalty of $5.3 million and will perform certain operational enhancements resulting in a reduction of its environmental liability for these matters from $17.4 million to $5.3 million and a reduction to its operating expenses of $12.1 million. Of this reduction, $11.9 million was included as part of the indemnification settlement MMP reached with a former affiliate (see Indemnification Settlement description below) and, accordingly, was allocated to MMP GP. As a result, our non-controlling owners’ interest in income of consolidated subsidiaries was not impacted by this $11.9 million increase in MMP’s net income and, consequently, our net income was positively impacted by this amount.

Ammonia EPA Issue. In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by MMP and, at the time of the releases, operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of MMP’s ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million for which the third-party operator has requested indemnification. In March 2007, MMP also received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator has subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. MMP believes that it does not have an obligation to indemnify or defend the third-party operator for the DOJ criminal fine settlement. The DOJ stated in its notice to MMP that it does not expect MMP or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for these matters based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and the third-party operator regarding these two releases but is unable to determine what its ultimate liability could be for these matters. Adjustments to MMP’s recorded liability, which could occur in the near term, could be material to MMP’s and our results of operations and cash flows.

PCB Impacts. MMP has completed its assessment of polychlorinated biphenyls (“PCB”) impacts at two of its petroleum products terminals and has concluded that the costs of any corrective actions associated with PCB contamination will not be material to its results of operations and cash flows.

Indemnification Settlement. Prior to May 2004, a former affiliate had agreed to indemnify MMP against, among other things, certain environmental losses associated with assets that were contributed to MMP at the time of its initial public offering or which MMP subsequently acquired from this former affiliate. In May 2004, we and MMP GP entered into an agreement under which the former affiliate agreed to pay MMP $117.5 million to release it from these indemnifications. MMP received the final installment payment associated with this agreement in 2007. At December 31, 2007 and June 30, 2008, known liabilities that would have been covered by this indemnity agreement were $42.9 million and $29.4 million, respectively. Through June 30, 2008, MMP has spent $50.8 million of the $117.5 million indemnification settlement amount for indemnified matters, including $21.9 million of capital costs. The cash MMP has received from the indemnity settlement is not reserved and has been used by MMP for its various other cash needs, including expansion capital spending.

Environmental Receivables. MMP had recognized receivables from insurance carriers and other entities related to environmental matters of $6.9 million and $5.5 million at December 31, 2007 and June 30, 2008, respectively.

Unrecognized Product Gains. MMP’s petroleum products terminals operations generate product overages and shortages. When MMP’s petroleum products terminals experience net product shortages, MMP recognizes expense for those losses in the periods in which they occur. When MMP’s petroleum products terminals experience net product overages, MMP has product on hand for which it has no cost basis. Therefore, these net overages are not recognized in MMP’s financial statements until the associated barrels are either sold or used to offset product losses. The net unrecognized product overages for MMP’s petroleum products terminals operations had a market value of approximately $11.4 million as of June 30, 2008. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

Other. We and MMP are parties to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these claims, legal actions and complaints after consideration of amounts accrued, insurance coverage or other indemnification arrangements will not have a material adverse effect on our financial position, results of operations or cash flows.

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

MMP’s general partner has also adopted a long-term incentive plan (the “MMP LTIP”) for certain MGG GP employees who perform services for MMP and for directors of MMP’s general partner. The MMP LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate of 3.2 million MMP limited partner units. The compensation committee of MMP GP’s board of directors (the “MMP Compensation Committee”) administers the MMP LTIP and has approved the unit awards discussed below.

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

The table below summarizes the MMP LTIP awards granted by the MMP Compensation Committee that have not vested as of June 30, 2008. There was no impact to our or MMP’s cash flows associated with these award grants for the periods presented in this report.

Grant Date	Unit Awards Granted	Estimated Forfeitures	Adjustment to Unit Awards in Anticipation of Achieving Above/ (Below) Target Financial Results	Total Unit Award Accrual	Vesting Date	Unrecognized Compensation Expense (Millions)	Period Over Which the Unrecognized Expense Will Be Recognized	Intrinsic Value of Unvested Awards at June 30, 2008 (Millions)
February 2006	168,105	12,607	139,948	295,446	12/31/08	$1.4	Next 6 months	$10.5
Various 2006	9,201	3,132	5,462	11,531	12/31/08	0.1	Next 6 months	0.4
March 2007	2,640	—	—	2,640	12/31/08	0.1	Next 6 months	0.1
Various 2007:
– Tranche 1	53,230	2,396	50,834	101,668	12/31/09	1.7	Next 18 months	3.6
– Tranche 2	53,230	2,396	(28,721)	22,113	12/31/09	0.6	Next 18 months	0.8
– Tranche 3	53,230	—	—	—	12/31/09	—	—	—
January 2008	184,340	8,295	—	176,045	12/31/10	4.9	Next 30 months	6.3
Various 2008	2,890	—	—	2,890	12/31/10	0.1	Next 30 months	0.1

Total	526,866	28,826	167,523	612,333		$8.9		$21.8

2008 Activity

MMP settled its 2005 award grants in January 2008 by issuing 196,856 MMP limited partner units and distributing those units to the participants. MMP paid associated minimum tax withholdings and employer taxes totaling $5.1 million in January 2008.

Payout for the unit awards approved during February 2006 are based eighty percent on the attainment of performance metrics and are being accounted for as equity and twenty percent on personal performance in addition to the company’s performance metrics and are being accounted for as liabilities.

The unit awards approved during 2007, except the March 2007 unit awards, are broken into three equal tranches, with each tranche vesting on December 31, 2009. MMP began accruing for the first tranche of the 2007 awards in the first quarter of 2007 and began accruing for the second tranche in the first quarter of 2008, when the MMP Compensation Committee established the performance metrics associated with each respective tranche. MMP will begin accruing costs for the third tranche when the MMP Compensation Committee establishes the associated performance metrics for that tranche, which we expect to happen in the first

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

quarter of 2009. Eighty percent of these unit awards are based on the attainment of performance metrics and are being accounted for as equity and twenty percent of these unit awards are based on personal performance in addition to the company’s performance metrics and are being accounted for as liabilities.

The unit awards approved in January 2008 will vest on December 31, 2010. Eighty percent of these unit awards are based on the attainment of performance metrics and are being accounted for as equity and twenty percent of these unit awards are based on personal performance in addition to the company’s performance metrics and are being accounted for as liabilities. The other various unit awards approved in 2008 will also vest on December 31, 2010. There are no performance metrics associated with these awards and they are being accounted for as equity.

Weighted Average Fair Value

The weighted-average fair value of the unit awards is as follows (per unit):

	Grant Date Fair Value of Equity Awards	June 30, 2008 Fair Value of Liability Awards
2006 Awards	$25.23	$34.21
2007 Awards	$33.62	$31.32
2008 Awards	$33.28	$28.28

Compensation Expense Summary

MMP’s equity-based incentive compensation expense for the three months ended June 30, 2007 and 2008 is as follows (in thousands):

	Three Months Ended June 30, 2007				Six Months Ended June 30, 2007
	Equity Method	Liability Method	Employer Taxes Paid	Total	Equity Method	Liability Method	Employer Taxes Paid	Total
2004 awards	$—	$—	$—	$—	$—	$—	$519	$519
2005 awards	—	1,197	—	1,197	—	3,487	—	3,487
2006 awards	513	230	—	743	980	505	—	1,485
2007 awards	211	59	—	270	281	88	—	369

Total	$724	$1,486	$—	$2,210	$1,261	$4,080	$519	$5,860

	Three Months Ended June 30, 2008				Six Months Ended June 30, 2008
	Equity Method	Liability Method	Employer Taxes Paid	Total	Equity Method	Liability Method	Employer Taxes Paid	Total
2005 awards	$—	$—	$—	$—	$—	$26	$580	$606
2006 awards	645	(8)	—	637	1,120	167	—	1,287
2007 awards	259	20	—	279	635	100	—	735
2008 awards	395	79	—	474	683	143	—	826

Total	$1,299	$91	$—	$1,390	$2,438	$436	$580	$3,454

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Distributions

Distributions paid by MMP during 2007 and 2008 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Common Units	General Partner	Total Cash Distribution
02/14/07	$0.60250	$40,094	$16,197	$56,291
05/15/07	0.61625	41,009	17,112	58,121

Through 6/30/07	1.21875	81,103	33,309	114,412
08/14/07	0.63000	41,924	18,027	59,951
11/14/07	0.64375	42,839	18,942	61,781

Total	$2.49250	$165,866	$70,278	$236,144

02/14/08	$0.65750	$43,884	$19,909	$63,793
05/15/08	0.67250	44,885	20,910	65,795

Through 6/30/08	1.33000	88,769	40,819	129,588
08/14/08(a)	0.68750	45,886	21,911	67,797

Total	$2.01750	$134,655	$62,730	$197,385

(a)	MMP GP declared this cash distribution in July 2008 to be paid on August 14, 2008 to unitholders of record at the close of business on August 6, 2008.

Distributions we made during 2007 and 2008 were as follows (in thousands, except per unit amounts):

Payment Date	Distribution Amount	Common Units	General Partner	Total Cash Distribution
02/14/07	$0.24600	$15,411	$2	$15,413
05/15/07	0.26150	16,382	2	16,384

Through 6/30/07	0.50750	31,793	4	31,797
08/14/07	0.27600	17,291	2	17,293
11/14/07	0.29000	18,168	3	18,171

Total	$1.07350	$67,252	$9	$67,261

02/14/08	$0.30700	$19,232	$3	$19,235
05/15/08	0.32250	20,204	3	20,207

Through 6/30/08	0.62950	39,436	6	39,442
08/14/08 (a)	0.33750	21,143	3	21,146

Total	$0.96700	$60,579	$9	$60,588

(a)	MGG GP declared this cash distribution in July 2008 to be paid on August 14, 2008 to unitholders of record at the close of business on August 6, 2008.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total distributions paid to outside and affiliate owners by us and MMP are determined as follows (in thousands):

	Six Months Ended June 30,
	2007	2008
Cash distributions paid by MMP	$114,412	$129,588
Less distributions paid by MMP to its general partner	33,309	40,819

Distributions paid by MMP to outside owners	81,103	88,769
Cash distributions paid by us	31,797	39,442

Total distributions	$112,900	$128,211

13. Assignment of Supply Agreement

As part of its acquisition of a pipeline system in October 2004, MMP assumed a third-party supply agreement. Under this agreement, MMP was obligated to supply petroleum products to one of its customers until 2018. At that time, MMP believed that the profits it would receive from the supply agreement were below the fair value of its tariff-based shipments on this pipeline and, therefore, MMP established a liability for the expected shortfall. On March 1, 2008, MMP assigned this supply agreement and sold related inventory of $47.6 million to a third-party entity. Further, MMP returned its former customer’s cash deposit, which was $16.5 million at the time of the assignment. During the first quarter 2008, MMP obtained a full release from its supply customer; therefore, MMP has no future obligation to perform under this supply agreement, even in the event the third-party assignee is unable to perform its obligations under the agreement. MMP will continue to earn transportation revenues for the product it ships related to this supply agreement but will no longer hold related inventories or recognize associated product sales and purchases. As part of this assignment, MMP agreed with the assignee that if the pricing under the supply agreement does not exceed MMP’s full tariff charge, then MMP will share in 50% of any shortfall versus its full tariff, and similarly, MMP will be entitled to 50% of any excess above a certain threshold that includes its tariff charge. All adjustments resulting from this agreement will be reflected in transportation and terminals revenues. During the second quarter of 2008, MMP’s 50% share of the shortfall under this agreement was $0.3 million.

Excluding transportation revenues for products shipped under this product supply agreement, MMP recognized operating profit of $6.1 million and $7.1 million during the three and six months ended June 30, 2007, respectively, related to the supply agreement. MMP recognized $2.9 million of operating profit associated with the agreement during first quarter 2008 and no operating profit in second quarter 2008. MMP recognized a gain of $26.5 million during first quarter 2008 associated with assignment of this agreement.

14. Subsequent Events

In July 2008, MMP issued $250.0 million of 6.40% notes due 2018 in an underwritten public offering. Net proceeds from the offering, after underwriter discounts of $1.6 million and estimated offering costs of $0.5 million, were $247.9 million. The net proceeds were used to repay the $212.0 million of borrowings outstanding under MMP’s revolving credit facility at that time, with the balance to be used for general partnership purposes. In connection with this offering, MMP entered into $100.0 million of interest rate swap agreements to hedge against changes in the fair value of a portion of these notes. These agreements effectively change the interest rate on $100.00 million of these notes from 6.40% to a floating rate of six-month LIBOR plus 1.83%. The swap agreements expire on July 15, 2018, the maturity date of the 6.40% notes.

SemGroup, L.P. and several of its subsidiaries (“SemGroup”) filed for chapter 11 bankruptcy protection during July 2008. Amounts owed to MMP by SemGroup at the time of their bankruptcy filing were insignificant.

MMP is party to several commercial arrangements with SemGroup for the purchase and sale of petroleum products and natural gas liquids (“NGLs”), transportation of petroleum products and NGLs, lease storage and capacity leases for petroleum products and NGLs and leasing of terminal and tank facilities to and from SemGroup. Under bankruptcy laws, SemGroup has the ability to cancel all of the existing contracts it has with MMP. If they do so, MMP believes it will be able to replace those contracts with other counterparties on terms similar to those in its contracts with SemGroup. On July 31, 2008, MMP exercised its right to cancel forward petroleum product sales contracts with SemGroup pursuant to which MMP had agreed to sell to SemGroup petroleum products at various dates between August 2008 and April 2009. MMP believes it will be able to replace these contracts with new forward sales contracts with other counterparties or with New York Mercantile Exchange contracts that hedge against changes in product prices.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MMP does not expect a material adverse effect on its consolidated results of operations, cash flows or financial position from the SemGroup bankruptcy. However, bankruptcy proceedings are inherently unpredictable and decisions of the bankruptcy court that MMP cannot foresee at this time could result in a material adverse effect on its consolidated results of operations, cash flows or financial position.

In July 2008, MMP GP’s board of directors declared a quarterly distribution of $0.6875 per unit to be paid on August 14, 2008, to unitholders of record at the close of business on August 6, 2008. We will receive approximately $21.9 million of that distribution as a result of our ownership interest in MMP GP, which owns a general partner interest and the incentive distribution rights in MMP.

In July 2008, our general partner declared a quarterly distribution of $0.3375 per unit to be paid on August 14, 2008, to unitholders of record at the close of business on August 6, 2008. The total cash distributions to be paid are $21.1 million.

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

Since we own and control MMP GP, which controls MMP, we reflect our ownership interest in MMP on a consolidated basis, which means that our financial results are combined with MMP GP’s and MMP’s financial results. The publicly held limited partner interests in MMP are reflected as non-controlling owners’ interest in income of consolidated subsidiaries in our results of operations. We currently have no separate operating activities apart from those conducted by MMP, and our operating cash flows are derived solely from cash distributions from MMP.

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

Recent Developments

Distribution. In July 2008, MMP GP’s board of directors declared a quarterly distribution of $0.6875 per unit to be paid on August 14, 2008, to unitholders of record at the close of business on August 6, 2008. We will receive approximately $21.9 million of that distribution as a result of our ownership interest in MMP GP, which owns a general partner interest and the incentive distribution rights in MMP.

In July 2008, our general partner declared a quarterly distribution of $0.3375 per unit to be paid on August 14, 2008, to unitholders of record at the close of business on August 6, 2008. The total cash distributions to be paid are $21.1 million.

Debt issuance and repayment of credit facility borrowings. In July 2008, MMP issued $250.0 million of 6.40% notes due 2018 in an underwritten public offering. Net proceeds from the offering, after underwriting discounts and estimated offering costs, were $247.9 million. The net proceeds were primarily used to repay the $212.0 million of borrowings outstanding under MMP’s revolving credit facility at the time, with the balance to be used for general partnership purposes. In connection with this offering, MMP entered into interest rate swap agreements to hedge against changes in the fair value of $100.0 million of the notes. These agreements effectively change the interest rate on $100.0 million of those notes from 6.40% to a floating rate of six-month LIBOR plus 1.83%. The swap agreements expire on July 15, 2018, the maturity date of the 6.40% notes.

Customer bankruptcy. SemGroup, L.P. and several of its subsidiaries (“SemGroup”) filed for chapter 11 bankruptcy protection during July 2008. Amounts owed to MMP by SemGroup at the time of their bankruptcy filing were insignificant.

MMP is party to several commercial arrangements with SemGroup for the purchase and sale of petroleum products and natural gas liquids (“NGLs”), transportation of petroleum products and NGLs, lease storage and capacity leases for petroleum products and NGLs and leasing of terminal and tank facilities to and from SemGroup. Under bankruptcy laws, SemGroup has the ability to cancel all of the existing contracts it has with MMP. If they do so, MMP believes it will be able to replace those contracts with other counterparties on terms similar to those in its contracts with SemGroup. On July 31, 2008, MMP exercised its right to cancel forward petroleum product sales contracts with SemGroup pursuant to which MMP had agreed to sell to SemGroup petroleum products at various dates between August 2008 and April 2009. MMP believes it will be able to replace these contracts with new forward sales contracts with other counterparties or with New York Mercantile Exchange (“NYMEX”) contracts that hedge against changes in product prices. To the extent it uses NYMEX contracts, MMP could experience additional risks related to price basis differentials and margin calls.

MMP does not expect a material adverse effect on its consolidated results of operations, cash flows or financial position from the SemGroup bankruptcy. However, bankruptcy proceedings are inherently unpredictable and decisions of the bankruptcy court that MMP cannot foresee at this time could result in a material adverse effect on its consolidated results of operations, cash flows or financial position.

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

We believe that investors benefit from having access to the same financial measures being utilized by management. Operating margin, which is presented in the table below, is an important measure used by MMP’s management to evaluate the economic performance of MMP’s core operations. This measure forms the basis of MMP’s internal financial reporting and is used by its management in deciding how to allocate capital resources between segments. Operating margin is not a generally accepted accounting principles (“GAAP”) measure, but the components of operating margin are computed using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the table below. Operating profit includes expense items, such as depreciation and amortization and affiliate general and administrative (“G&A”) costs, which management does not consider when evaluating the core profitability of an operation.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2008

	Three Months Ended June 30,		Variance
			Favorable (Unfavorable)
	2007	2008	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Revenues:
Transportation and terminals revenues:
Petroleum products pipeline system	$114.7	$121.4	$6.7	6
Petroleum products terminals	32.0	36.0	4.0	13
Ammonia pipeline system	4.5	6.0	1.5	33
Intersegment eliminations	(0.8)	(0.8)	—	—

Total transportation and terminals revenues	150.4	162.6	12.2	8
Product sales	177.9	110.3	(67.6)	(38)
Affiliate management fees	0.1	0.2	0.1	100

Total revenues	328.4	273.1	(55.3)	(17)
Operating expenses:
Petroleum products pipeline system	42.2	39.8	2.4	6
Petroleum products terminals	13.1	15.7	(2.6)	(20)
Ammonia pipeline system	6.0	2.8	3.2	53
Intersegment eliminations	(1.4)	(1.5)	0.1	7

Total operating expenses	59.9	56.8	3.1	5
Product purchases	156.6	75.3	81.3	52
Equity earnings	(1.1)	(1.4)	0.3	27

Operating margin	113.0	142.4	29.4	26
Depreciation and amortization expense	19.5	21.3	(1.8)	(9)
Affiliate G&A expense	18.4	19.0	(0.6)	(3)

Operating profit	$75.1	$102.1	$27.0	36

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.146	$1.169
Volume shipped (million barrels)	76.9	77.3
Petroleum products terminals:
Marine terminal average storage utilized (million barrels per month)	21.3	22.8
Inland terminal throughput (million barrels)	29.3	28.3
Ammonia pipeline system:
Volume shipped (thousand tons)	186	227

Transportation and terminals revenues increased by $12.2 million resulting from higher revenues for each of MMP’s business segments as shown below:

•

an increase in petroleum products pipeline system revenues of $6.7 million primarily attributable to higher average tariff rates as well as increased fees for leased storage, capacity leases and ethanol blending services. The 2008 period also benefited from slightly higher transportation volumes as increased shipments of liquefied petroleum gases (“LPGs”) offset lower gasoline volumes reflecting the impact on product demand from higher product prices;

•

an increase in petroleum products terminals revenues of $4.0 million due to higher revenues at both MMP’s marine and inland terminals. Marine revenues increased primarily due to operating results from additional storage tanks at MMP’s Galena Park, Texas facility that were placed into service throughout 2007 and second quarter 2008 and higher excess throughput fees. Inland revenues benefitted from higher additive and ethanol blending fees that offset lower throughput volumes; and

•	an increase in ammonia pipeline system revenues of $1.5 million due to higher average tariffs and additional shipments because of favorable farming conditions.

Operating expenses decreased by $3.1 million as lower expenses at MMP’s petroleum products pipeline system and ammonia pipeline system were partially offset by higher costs for MMP’s petroleum products terminals as described below:

•

a decrease in petroleum products pipeline system expenses of $2.4 million primarily due to the favorable settlement of a civil penalty related to historical product releases, which resulted in MMP reducing its liability accrual by $12.1 million during second quarter 2008 (see Environmental for additional discussion of this settlement), partially offset by less favorable product overages and higher maintenance spending in the current period;

•	an increase in petroleum products terminals expenses of $2.6 million primarily related to higher personnel costs, property taxes and maintenance spending; and

•

a decrease in ammonia pipeline system expenses of $3.2 million primarily due to lower environmental and maintenance costs. The 2007 period was negatively impacted by environmental charges related to a 2004 pipeline release and higher system integrity costs associated with high consequence area testing procedures. These favorable items were partially offset by transition costs in 2008 related to MMP’s assumption of operating responsibility for this pipeline during third quarter 2008.

Product sales revenues in the current period primarily resulted from MMP’s petroleum products blending operation, terminal product gains and transmix fractionation. Revenues from product sales were $110.3 million for the three months ended June 30, 2008 while product purchases were $75.3 million, resulting in gross margin from these transactions of $35.0 million. The gross margin resulting from product sales and purchases for the 2008 period increased $13.7 million compared to gross margin for the 2007 period of $21.3 million, resulting from product sales for the three months ended June 30, 2007 of $177.9 million and product purchases of $156.6 million. The increase in 2008 margins was primarily attributable to higher product prices and the sale of additional product overages and unprocessed transmix by MMP’s petroleum products terminal and petroleum products pipeline segments, respectively, during the current period. Product sales and product purchases were lower during the current period due to MMP’s assignment of a supply agreement at the end of first quarter 2008.

Operating margin increased $29.4 million primarily due to higher gross margin from product sales as well as higher revenues from each of MMP’s business segments and lower expenses, including the favorable settlement of a previously accrued environmental liability.

Depreciation and amortization increased by $1.8 million principally related to MMP’s expansion capital projects placed into service over the past year.

Affiliate G&A expense increased $0.6 million between periods primarily due to higher personnel, legal and expansion project prospecting costs during 2008, partially offset by lower equity-based incentive compensation expense as a result of a lower value for awards accounted for as liabilities. The 2007 period included a $1.3 million non-cash expense associated with a payment by MGG Midstream Holdings, L.P. (“MGG MH”) to one of our executives in connection with MGG MH’s 2007 sale of limited partner interests in us.

Interest expense, net of interest capitalized and interest income, was $11.3 million for the three months ended June 30, 2008 compared to $11.4 million for the three months ended June 30, 2007. MMP’s average debt outstanding, excluding fair value adjustments for interest rate hedges, increased to $945.1 million during second quarter 2008 from $910.7 million during second quarter 2007 due to borrowings for expansion capital expenditures. However, the weighted-average interest rate on our borrowings, after giving effect to the impact of associated fair value hedges, decreased to 5.4% for the 2008 period from 6.6% for the 2007 period primarily due to the refinancing of MMP’s pipeline notes during second quarter 2007 at a lower interest rate and because of lower LIBOR rates on MMP’s revolving credit facility during 2008.

Non-controlling owners’ interest in income of consolidated subsidiaries was $59.4 million for the three months ended June 30, 2008 compared to $44.7 million for the three months ended June 30, 2007, an increase of $14.7 million, primarily related to higher MMP net income.

MMP incurred debt refinancing expenses of $3.5 million during second quarter 2007 with no similar expense in the 2008 period. These expenses were associated with the early retirement of MMP’s pipeline notes during second quarter 2007.

Net income was $30.9 million for the three months ended June 30, 2008 compared to $14.9 million for the three months ended June 30, 2007, an increase of $16.0 million, or 107%.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2008

	Six Months Ended June 30,		Variance
			Favorable (Unfavorable)
	2007	2008	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Revenues:
Transportation and terminals revenues:
Petroleum products pipeline system	$222.2	$227.9	$5.7	3
Petroleum products terminals	63.8	69.6	5.8	9
Ammonia pipeline system	9.4	11.4	2.0	21
Intersegment eliminations	(1.7)	(1.5)	0.2	12

Total transportation and terminals revenues	293.7	307.4	13.7	5
Product sales	326.6	312.0	(14.6)	(4)
Affiliate management fees	0.3	0.4	0.1	33

Total revenues	620.6	619.8	(0.8)	—
Operating expenses:
Petroleum products pipeline system	85.0	81.9	3.1	4
Petroleum products terminals	27.1	28.2	(1.1)	(4)
Ammonia pipeline system	11.5	5.1	6.4	56
Intersegment eliminations	(2.9)	(3.0)	0.1	3

Total operating expenses	120.7	112.2	8.5	7
Product purchases	290.6	252.9	37.7	13
Gain on assignment of supply agreement	—	(26.5)	26.5	—
Equity earnings	(1.9)	(1.8)	(0.1)	(5)

Operating margin	211.2	283.0	71.8	34
Depreciation and amortization expense	38.8	42.3	(3.5)	(9)
Affiliate G&A expense	36.6	37.3	(0.7)	(2)

Operating profit	$135.8	$203.4	$67.6	50

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.149	$1.161
Volume shipped (million barrels)	148.2	146.2
Petroleum products terminals:
Marine terminal average storage utilized (million barrels per month)	21.5	22.8
Inland terminal throughput (million barrels)	57.5	55.4
Ammonia pipeline system:
Volume shipped (thousand tons)	400	447

Transportation and terminals revenues increased by $13.7 million resulting from higher revenues for each of MMP’s business segments as shown below:

•

an increase in petroleum products pipeline system revenues of $5.7 million primarily attributable to higher average tariff rates as well as increased fees for leased storage, capacity leases and ethanol blending services. These positive items were partially offset by lower volumes during the six months ended June 30, 2008 as a result of lower gasoline shipments reflecting the impact on product demand from higher product prices, partially offset by increased shipments of LPGs due to supply disruptions in the 2007 period;

•

an increase in petroleum products terminals revenues of $5.8 million due to higher revenues at both MMP’s marine and inland terminals. Marine revenues increased primarily due to operating results from additional storage tanks at MMP’s Galena Park, Texas facility that were placed into service throughout 2007 and 2008, as well as higher excess throughput fees. Inland revenues benefitted from higher additive and ethanol blending fees that offset lower throughput volumes; and

•	an increase in ammonia pipeline system revenues of $2.0 million due to higher average tariffs and additional shipments because of favorable farming conditions.

Operating expenses decreased by $8.5 million as lower expenses at MMP’s petroleum products pipeline system and ammonia pipeline system were partially offset by higher costs for MMP’s petroleum products terminals as described below:

•

a decrease in petroleum products pipeline system expenses of $3.1 million primarily due to the favorable settlement of a civil penalty related to historical product releases, which resulted in MMP reducing its liability accrual by $12.1 million during second quarter 2008 (see Environmental below for additional discussion of this settlement). The 2008 period also benefited from more favorable product overages, which reduce operating expenses, offset by less favorable product overages and higher maintenance spending in the current period;

•

an increase in petroleum products terminals expenses of $1.1 million primarily related to higher personnel costs, property taxes and maintenance spending, partially offset by gains recognized from insurance proceeds received in 2008 associated with hurricane damages sustained during 2005 and higher 2007 expenses due to product downgrade charges resulting from the accidental blending of a small amount of product; and

•

a decrease in ammonia pipeline system expenses of $6.4 million primarily due to lower environmental and maintenance costs. The 2007 period was negatively impacted by environmental charges related to a 2004 pipeline release and higher system integrity costs associated with high consequence area testing procedures. These favorable items were partially offset by transition costs in 2008 related to MMP’s assumption of operating responsibility for this pipeline during third quarter 2008.

Product sales revenues in the current period primarily resulted from MMP’s petroleum products blending operation, terminal product gains and transmix fractionation. Revenues from product sales were $312.0 million for the six months ended June 30, 2008 while product purchases were $252.9 million, resulting in gross margin from these transactions of $59.1 million. The gross margin resulting from product sales and purchases for the 2008 period increased $23.1 million compared to gross margin for the 2007 period of $36.0 million, resulting from product sales for the six months ended June 30, 2007 of $326.6 million and product purchases of $290.6 million. The increase in 2008 margins was primarily attributable to higher product prices and the sale of additional product overages and unprocessed transmix by MMP’s petroleum products terminal and petroleum products pipeline segments, respectively, during 2008. Product sales and product purchases were lower during the current period due to the assignment of MMP’s supply agreement during first quarter 2008.

The 2008 period benefited from a $26.5 million gain on the assignment of MMP’s third-party supply agreement during March 2008.

Operating margin increased $71.8 million primarily due to the gain on assignment of MMP’s third-party supply agreement, higher gross margin from product sales, higher revenues from each of MMP’s business segments and lower expenses, including the favorable settlement of a previously accrued environmental liability.

Depreciation and amortization increased $3.5 million principally related to MMP’s expansion capital projects placed into service over the past year.

Affiliate G&A expense increased $0.7 million between periods primarily due to higher personnel, legal and expansion project prospecting costs during 2008, partially offset by lower equity-based incentive compensation expense as a result of a lower value for awards accounted for as liabilities. The 2007 period included a $1.3 million non-cash expense associated with a payment by MGG MH to one of our executives in connection with MGG MH’s 2007 sale of limited partner interests in us.

Interest expense, net of interest capitalized and interest income, was $22.7 million for the six months ended June 30, 2008 compared to $23.8 million for the six months ended June 30, 2007. MMP’s average debt outstanding, excluding fair value adjustments for interest rate hedges, increased to $951.4 million during the 2008 period from $884.2 million during the 2007 period due to borrowings for expansion capital expenditures. However, the weighted-average interest rate on MMP’s borrowings, after giving effect to the impact of associated fair value hedges, decreased to 5.4% in 2008 from 6.8% in 2007 primarily due to the refinancing of MMP’s pipeline notes during second quarter 2007 at a lower interest rate and because of lower LIBOR rates on MMP’s revolving credit facility during 2008.

Non-controlling owners’ interest in income of consolidated subsidiaries was $131.2 million for the three months ended June 30, 2008 compared to $80.2 million for the three months ended June 30, 2007, an increase of $51.0 million, primarily related to higher MMP net income.

MMP incurred debt refinancing expenses of $3.5 million during second quarter 2007 with no similar expense in the 2008 period. These expenses were associated with the early retirement of MMP’s pipeline notes during second quarter 2007. Debt placement fee amortization also decreased during the 2008 period due to the refinanced pipeline notes, which resulted in the related debt placement fees being amortized over a significantly longer period of time.

Net income was $48.5 million for the six months ended June 30, 2008 compared to $26.4 million for the six months ended June 30, 2007, an increase of $22.1 million, or 84%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities was $215.8 million and $137.7 million for the six months ended June 30, 2008 and 2007, respectively. The $78.1 million increase from 2007 to 2008 was primarily attributable to:

•	an increase in net income of $46.6 million, net of non-cash non-controlling owners’ interest in income of consolidated subsidiaries and non-cash gain on assignment of supply agreement;

•

a $22.9 million increase in accrued product purchases in 2008 versus a $34.3 million decrease in accrued product purchases in 2007 due primarily to the timing of invoices received from vendors and suppliers; and

•

a $44.8 million decrease in inventories in 2008 versus a $3.8 million increase in inventories in 2007. The decrease in inventories during 2008 is principally due to the sale of petroleum products inventory MMP maintained prior to the assignment of its product supply agreement to a third-party in March 2008;

These increases were partially offset by:

•

a $5.2 million increase in accounts receivable and other accounts receivable in 2008 versus a $34.4 million decrease in 2007 primarily due to the receipt of $35.0 million from a former affiliate during 2007 (see Environmental – Indemnification Settlement below);

•	a decrease in the supply agreement deposit in 2008 of $18.5 million as a result of the assignment of MMP’s product supply agreement to a third-party in March 2008; and

•

a $13.0 million decrease in environmental liabilities in 2008 versus a $3.4 million increase in environmental liabilities in 2007. The decrease in environmental liabilities during 2008 is principally due to the favorable settlement of MMP’s petroleum products EPA issue (see Environmental – Petroleum products EPA issue below).

Net cash used by investing activities for the six months ended June 30, 2008 and 2007 was $135.2 million and $98.6 million, respectively. During 2008, MMP spent $132.0 million for capital expenditures, of which $18.2 million was for maintenance capital and $113.8 million was for expansion capital. Additionally, MMP acquired a petroleum products terminal in Bettendorf, Iowa for $12.0 million in first quarter 2008. During 2007, MMP spent $89.1 million for capital expenditures, which included $16.8 million for maintenance capital and $72.3 million for expansion capital.

Net cash used by financing activities for the six months ended June 30, 2008 and 2007 was $81.2 million and $32.7 million, respectively. During 2008, we paid distributions of $39.4 million to our unitholders and general partner and MMP paid distributions of $88.8 million to its owners other than us while net borrowings on MMP’s revolving credit facility, primarily to finance capital expansion projects and acquisitions, were $36.3 million. Cash used during 2007 reflects $31.8 million of distributions by us to our unitholders and general partner and $81.1 million of distributions by MMP to its owners other than us, partially offset by net borrowings on MMP’s revolving credit facility of $101.5 million and $248.9 million from a debt financing. These borrowings were used to repay the remaining $272.6 million on MMP’s pipeline notes and for expansion capital expenditures.

MMP’s general partner declared a quarterly distribution of $0.6875 per MMP limited partner unit associated with the second quarter of 2008. Based on this declared distribution, we will receive $21.9 million related to our ownership of the general partner interest and incentive distribution rights in MMP. As a result, our general partner declared a quarterly distribution of $0.3375 per limited partner unit also associated with the second quarter of 2008. The total distribution to be paid on our 62.6 million outstanding limited partner units will be $21.1 million. If we continue to pay cash distributions at this current level and the number of outstanding units remains the same, we would pay total cash distributions of $84.6 million on an annual basis.

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

During second quarter 2008, MMP’s maintenance capital spending was $10.5 million, including $1.5 million of spending that would have been covered by indemnifications settled in May 2004 and $1.7 million for which MMP expects reimbursement from third parties. For the six months ended June 30, 2008, MMP spent maintenance capital of $18.2 million, including $1.8 million of spending that would have been covered by the May 2004 indemnification settlement and $1.7 million for which MMP expects reimbursement. MMP has received the entire $117.5 million under the indemnification settlement agreement. Please see Environmental below for additional description of this agreement.

For 2008, MMP expects to incur maintenance capital expenditures for its existing businesses of approximately $45.0 million, including $10.0 million of maintenance capital that has already been reimbursed to MMP through the indemnification settlement or expected to be received from third-party reimbursements.

In addition to maintenance capital expenditures, MMP also incurs expansion capital expenditures at its existing facilities. During second quarter 2008, MMP spent approximately $66.7 million for organic growth projects. For the six months ended June 30, 2008, MMP spent $113.8 million for organic growth projects and $12.0 million to acquire a petroleum products terminal already connected to its petroleum products pipeline system. Based on the progress of expansion projects already underway, MMP expects to spend approximately $300.0 million of growth capital during 2008, with an additional $170.0 million in 2009 and $80.0 million in 2010 to complete these projects. While the future estimates do not include potential acquisitions, they do include $10.0 million MMP spent in August 2008 to acquire a petroleum products terminal already connected to its pipeline system in Wrenshall, Minnesota.

Liquidity

As of June 30, 2008, total debt reported on our consolidated balance sheet was $951.9 million. The difference between this amount and the $949.8 million face value of our outstanding debt results from adjustments related to fair value hedges and unamortized discounts on debt issuances.

Our Debt

As of June 30, 2008, we had no debt outstanding other than MMP’s debt, which is consolidated on our financial statements.

Affiliate Working Capital Loan. During both 2007 and 2008, we entered into a $5.0 million revolving credit facility with MGG MH as the lender, with a maturity date of December 31 of each respective year. There were no borrowings under these facilities at any time during 2007 or through June 30, 2008. The current facility is available exclusively to fund our working capital borrowings. Borrowings, if any, under the facility bear interest at LIBOR plus 2.0%, and we pay a commitment fee to MGG MH on the unused portion of the working capital facility of 0.3%.

MMP Debt

Revolving credit facility. MMP’s current revolving credit facility has a total borrowing capacity of $550.0 million and a maturity date of September 2012. Borrowings under the facility are unsecured and incur interest at LIBOR plus a spread that ranges from 0.3% to 0.8% based on MMP’s credit ratings and on amounts outstanding under the facility. Additionally, a commitment fee is assessed at a rate from 0.05% to 0.125%, depending on MMP’s credit rating. As of June 30, 2008, $199.8 million was outstanding under this facility, and $3.3 million of the facility was obligated for letters of credit. The obligations for letters of credit are not reflected as debt on our consolidated balance sheets. As of June 30, 2008, the weighted-average interest rate on borrowings outstanding under this facility was 2.9%. Please see Recent Developments above for discussion of MMP’s July 2008 refinancing of its outstanding revolving credit borrowings with 10-year notes.

6.45% notes due 2014. In May 2004, MMP sold $250.0 million of 6.45% notes due 2014 in an underwritten public offering at 99.8% of par. Including the impact of amortizing gains realized on pre-issuance hedges associated with these notes, the effective interest rate of these notes is 6.3%.

5.65% notes due 2016. In October 2004, MMP sold $250.0 million of 5.65% notes due 2016 in an underwritten public offering at 99.9% of par. MMP used an interest rate swap to effectively convert $100.0 million of these notes to floating-rate debt until May 2008, when MMP terminated the swap and received a payment of $3.8 million. Including the impact of the amortization of that payment and losses realized on pre-issuance hedges associated with these notes, the effective interest rate on these notes is 5.7%.

6.40% notes due 2037. In April 2007, MMP sold $250.0 million of 6.40% notes due 2037 in an underwritten public offering at 99.6% of par to refinance outstanding pipeline notes. Including the impact of amortizing the gains realized on pre-issuance hedges associated with these notes, the effective interest rate on these notes is 6.3%.

Interest rate derivatives. MMP utilizes interest rate derivatives to help manage interest rate risk. MMP had no interest rate derivative transactions outstanding as of June 30, 2008. Please see Recent Developments above for discussion of MMP’s issuance of public notes, in connection with which it entered into new interest rate derivative agreements.

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

Indemnification settlement. Prior to May 2004, a former affiliate provided indemnifications to MMP for certain assets MMP had acquired from it. In May 2004, MMP entered into an agreement with its former affiliate under which its former affiliate agreed to pay MMP $117.5 million to release it from those indemnification obligations, which MMP has collected. As of June 30, 2008, known liabilities that would have been covered by these indemnifications were $29.4 million. Through June 30, 2008, MMP has spent $50.8 million of the indemnification settlement proceeds for indemnified matters, including $21.9 million of capital costs. MMP has not reserved the cash received from this indemnity settlement but has used it for its various other cash needs, including expansion capital spending.

Petroleum products EPA issue. In July 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act (the “Act”), served an information request to a former affiliate of MMP with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on the petroleum products pipeline system that MMP subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumed that all of the releases were violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties could be assessed. The DOJ and EPA added to their original demand a release that occurred in the second quarter of 2005 from MMP’s petroleum products pipeline near its Kansas City, Kansas terminal and a release that occurred in the first quarter of 2006 from MMP’s petroleum products pipeline near Independence, Kansas.

MMP reached an agreement with the EPA and DOJ to settle these matters in June 2008. Under the terms of the settlement agreement, MMP will pay a penalty of $5.3 million and will perform certain operational enhancements, resulting in a reduction of its environmental liability for these matters from $17.4 million to $5.3 million and a reduction to its operating expenses of $12.1 million. Of this reduction, $11.9 million was included as part of the indemnification settlement MMP reached with a former affiliate (see Indemnification settlement description above) and, accordingly, was allocated to MMP GP. As a result, our non-controlling owners’ interest in income of consolidated subsidiaries was not impacted by this $11.9 million increase in MMP’s net income and, consequently, our net income was positively impacted by this amount.

Ammonia EPA issue. In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by MMP and, at the time of the releases, operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of MMP’s ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million for which the third-party operator has requested indemnification. In March 2007, MMP also received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator has subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. MMP believes that it does not have an obligation to indemnify or defend the third-party operator for the DOJ criminal fine settlement. The DOJ stated in its notice to MMP that it does not expect MMP or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for these matters based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and the third-party operator regarding these two releases but is unable to determine what its ultimate liability could be for these matters. Adjustments to MMP’s recorded liability, which could occur in the near term, could be material to MMP’s and our results of operations and cash flows.

PCB impacts. MMP has completed its assessment of polychlorinated biphenyls (“PCB”) impacts at two of its petroleum products terminals and has concluded that the costs of any corrective actions associated with PCB contamination will not be material to its results of operations, financial position or cash flows.

Other Items

Pipeline tariff increase. The Federal Energy Regulatory Commission regulates the rates charged on interstate common carrier pipeline operations primarily through an index methodology, which establishes the maximum amount by which tariffs can be adjusted. The current approved methodology is the annual change in the producer price index for finished goods (“PPI-FG”) plus 1.3%. Based on an actual change in PPI-FG of approximately 3.9% during 2007, MMP increased virtually all of its published tariffs by the allowed adjustment of approximately 5.2% effective July 1, 2008. Through June 2008, the change in PPI-FG for 2008 is approximately 7%. If the growth in this index remains at similar levels throughout 2008, MMP could increase its tariffs during mid-2009 by approximately 8%, which could have a material impact on MMP’s and our results of operations.

Impact of commodity prices. The current high pricing environment for petroleum prices has resulted in reduced volumes of refined petroleum products, such as gasoline and diesel fuel, MMP transports on its petroleum products pipeline system and distributes through its inland terminals so far in 2008. A prolonged period of high refined product prices could lead to a further reduction in demand and result in lower shipments on MMP’s pipeline system and reduced demand for its terminal services. However, MMP’s commodity-related activities, such as its petroleum products blending operation, terminal product gains and transmix fractionation, have benefited from the increasing commodity prices as the gross margin MMP realizes from these activities can be substantially higher in periods when refined petroleum prices are increasing. Through the six months ended June 30, 2008, the benefit of high prices to MMP’s commodity-related activities has exceeded the unfavorable impact to its transportation and terminals volumes, resulting in a larger portion of MMP’s financial results attributable to commodity-related activities, which management expects to continue throughout 2008.

Ammonia operating agreement. Effective July 1, 2008, MMP resumed operating responsibility for its ammonia pipeline system, which previously had been operated by a third-party pipeline company.

Ammonia contracts. MMP finalized new five-year transportation agreements with its three ammonia pipeline system customers that extend from July 1, 2008 through June 30, 2013.

Port Arthur, Texas pipeline project. During May 2008, MMP announced plans to invest $240 million to build energy infrastructure in Texas, providing it with a direct pipeline connection to the refinery hub of Port Arthur. The project primarily includes construction of an 80-mile refined petroleum products pipeline from Port Arthur to MMP’s terminal in East Houston, Texas, which MMP currently expects to be operational by 2011, and construction of 1.4 million barrels of storage primarily at its East Houston terminal, which MMP currently expects to be operational by 2010. These construction projects are supported by a 15-year agreement with Motiva Enterprises LLC, related to Motiva’s expansion of its refinery in Port Arthur. MMP believes this agreement will significantly contribute to its results of operations and cash flows once construction is complete and placed into service.

Unrecognized product gains. MMP’s petroleum products terminals operations generate product overages and shortages. When MMP’s petroleum products terminals experience net product shortages, it recognizes expense for those losses in the periods in which they occur. When MMP’s petroleum products terminals experience net product overages, it has product on hand for which it has no cost basis. Therefore, these net overages are not recognized in MMP’s financial statements until the associated barrels are either sold or used to offset product losses. The net unrecognized product overages for MMP’s petroleum products terminals operations had a market value of approximately $11.4 million as of June 30, 2008. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

Affiliate transactions. Since December 2005, our general partner has provided the employees necessary to conduct MMP’s business operations and MMP reimburses our general partner for these costs. We have agreed to reimburse MMP for G&A expenses, excluding equity-based compensation, in excess of a defined G&A cap. For the three and six months ended June 30, 2008, MMP was allocated operating expenses from our general partner of $21.6 million and $42.6 million, respectively, and G&A costs of $12.2 million and $24.1 million, respectively. For the three and six months ended June 30, 2007, MMP was allocated operating expenses from our general partner of $19.7 million and $38.9 million, respectively, and G&A expenses of $12.0 million and $22.4 million, respectively. The amount of G&A costs required to be reimbursed to MMP was $0.4 million and $0.8 million for the three and six months ended June 30, 2008, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2007. The owner of our general partner reimburses us for the same amounts we reimburse to MMP for these excess G&A expenses. We record these reimbursements as a capital contribution from our general partner. Although this agreement does not expire until December 31, 2010, we do not expect that we will be required to make reimbursements to MMP for excess G&A costs beyond 2008.

MMP owns a 50% interest in a crude oil pipeline company. MMP earns a fee to operate this pipeline which was $0.2 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2008 and 2007, respectively. MMP reports these fees as affiliate management fee revenue on its consolidated statements of income.

Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, MMP GP receives approximately 50%, including its approximate 2% general partner interest, of any incremental cash distributed per MMP limited partner unit. Because we own MMP GP, we benefit from these distributions. As of June 30, 2008, the executive officers of our general partner collectively owned approximately 3.0% of MGG MH, which owns 14% of our limited partner interests; therefore, the executive officers of our general partner also indirectly benefit from these distributions. Assuming MMP has sufficient available cash to continue to pay distributions on all of its outstanding units for four quarters at its current quarterly distribution level of $0.6875 per unit, MMP GP would receive annual distributions of approximately $87.6 million on its combined general partner interest and incentive distribution rights.

New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP clarified that unvested share-based payment awards that contain non-forfeitable rights to distributions or distribution equivalents, whether paid or unpaid, are participating securities as defined in Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings Per Share and are to be included in the computation of earnings per unit pursuant to the two-class method of calculating earnings per unit as described in SFAS No. 128. This FSP is effective for financial statements issued after December 15, 2008. Early application is prohibited. Application of this FSP will not have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP in the United States. The statement will not change our current accounting practices.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP also expands the disclosures required for recognized intangible assets. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. Adoption of this FSP will not have a material impact on our financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships. Under EITF No. 07-4, the excess of distributions over earnings and/or excess of earnings over distributions for each period are required to be allocated to the entities’ general partner based solely on the general partner’s ownership interest at the time. This EITF is effective beginning January 1, 2009 and early application is not permitted. Our adoption of this standard will have no impact on our income allocation methodology or our calculation of earnings per unit as we currently allocate the excess of distributions over earnings and the excess of earnings over distribution to our general partner based on its ownership interest in us.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities established, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 amends SFAS No. 133, requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In February 2008, the FASB issued FSP No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. FSP No. 157-1 amends SFAS No. 157, Fair Value Measurements, to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, or SFAS No. 141 (revised 2007), Business Combinations, regardless of whether those assets and liabilities are related to leases. This FSP is effective with the initial adoption of SFAS No. 157, which we adopted on January 1, 2007. The adoption of this FSP did not have a material effect on our results of operations, financial position or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risk through changes in commodity prices and interest rates. We have established policies to monitor and control these market risks. We also enter into derivative agreements to help manage our exposure to commodity price and interest rate risks.

As of June 30, 2008, MMP’s variable rate debt consisted of $199.8 million outstanding on its variable-rate revolving credit facility. If LIBOR were to change by 0.125%, MMP’s annual interest expense related to its variable-rate revolving credit facility would change by $0.2 million. In July 2008, MMP issued $250.0 million of 6.40% notes due 2018. MMP used a portion of the proceeds from this offering to repay the $212.0 million of borrowings outstanding under its revolving credit facility. In connection with this offering, MMP entered into a total of $100.0 million of interest rate swap agreements to hedge against changes in the fair value of $100.0 million of the notes issued in the offering. These swap agreements effectively change the interest rate on $100.0 million of those notes from 6.40% to a floating rate of six-month LIBOR plus 1.83%. The swap agreements expire on July 15, 2018, the maturity date of the 6.40% notes.

MMP also uses derivatives to help it manage product purchases and sales. Derivatives that qualify for and are designated as normal purchases and sales are accounted for using traditional accrual accounting. As of June 30, 2008, MMP had commitments under forward purchase contracts for product purchases that will be accounted for as normal purchases totaling approximately $91.5 million. MMP had commitments under forward sales contracts for product sales that would have been accounted for as normal sales totaling approximately $183.9 million; however, as of July 31, 2008, MMP cancelled $171.9 million of these agreements.

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

•	the ability of third parties to pay the amounts owed to MMP;

•	the ability of SemGroup, L.P., and its subsidiaries, to perform its contractual obligations to MMP, or MMP’s ability to replace such contracts with third parties or otherwise;

•	conflicts of interests between us, our general partner, MMP and MMP’s general partner;

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

In July 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act (the “Act”), served an information request to MMP’s former affiliate with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on the petroleum products pipeline system that MMP subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumed that all of the releases were violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties could be assessed. The DOJ and EPA added to their original demand a release that occurred in the second quarter of 2005 from MMP’s petroleum products pipeline near its Kansas City, Kansas terminal and a release that occurred in the first quarter of 2006 from MMP’s petroleum products pipeline near Independence, Kansas.

MMP reached an agreement with the EPA and DOJ to settle these matters in June 2008. Under the terms of the settlement agreement, MMP will pay a penalty of $5.3 million and will perform certain operational enhancements, resulting in a reduction of its environmental liability for these matters from $17.4 million to $5.3 million and a reduction to its operating expenses of $12.1 million. Of this reduction, $11.9 million was included as part of the indemnification settlement MMP reached with a former affiliate and, accordingly, was allocated to MMP GP.

In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by MMP and, at the time of the releases, operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of our ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million. In March 2007, MMP received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. We and MMP believe that we do not have an obligation to indemnify or defend the third-party operator against the DOJ criminal investigations. The DOJ stated in its notice to MMP that it does not expect MMP or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for this matter based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and the third-party operator regarding these two releases; however, MMP is unable to determine what its ultimate liability could be for this matter. Adjustments from amounts MMP currently has recorded to the final settlement amounts reached with the EPA could be material to MMP’s results of operations and cash flows.

In June 2008, MMP received a Notice of Probable Violation (“NOPV”) from the Department of Transportation, Pipeline and Hazardous Materials Safety Administration with a preliminary assessed civil penalty of $784,000 for alleged violations associated with a May 23, 2005 pipeline release that occurred in the Fairfax Industrial District of Kansas City, Kansas. The alleged violations principally involve allegations of MMP failing to follow its System Integrity Plan. MMP plans to submit a written response within 30 days of receipt of the NOPV formally requesting a hearing.

In April 2005, MMP received a NOPV from the Office of Pipeline Safety (“OPS”), as a result of an inspection of MMP’s operator qualification records and procedures. The NOPV alleges that probable violations of 49 CFR Part 195.505 occurred in regards to MMP’s operator qualification program. The OPS has preliminarily assessed a civil penalty of $183,500. MMP has submitted a response to the NOPV, participated in a hearing at MMP’s request with the OPS and submitted a post-hearing brief.

In March 2004, MMP received a Corrective Action Order from the OPS as a result of the OPS’ May 2003 inspection of a former affiliates’ Integrity Management Program applicable to MMP’s assets. The Corrective Action Order focused on timing of repairs and temporary pressure reductions upon discovery of anomalies. The OPS preliminarily assessed MMP with a civil penalty of $105,000. Supplemental information was presented to the OPS in September 2004. MMP is awaiting the OPS’ formal response on this matter.

We and MMP are parties to various legal actions that have arisen in the ordinary course of our businesses. We and MMP do not believe that the resolution of these matters will have a material adverse effect on our or MMP’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

We have updated our risk factors as follows since issuing our Annual Report on Form 10-K.

Risks Inherent in MMP’s Business

MMP hedges receipt or delivery of refined products by utilizing physical purchase and sale agreements, futures contracts traded on the New York Mercantile Exchange (“NYMEX”) or Intercontinental Exchange (“ICE”), options contracts or over-the-counter transactions. These hedging arrangements may not eliminate all price risks, could result in fluctuations in quarterly or annual profits and could result in material cash obligations.

MMP hedges its exposure to price fluctuations with respect to refined products generated from or used in its operations by utilizing physical purchase and sale agreements, futures contracts traded on the NYMEX or ICE, options contracts or over-the-counter transactions. To the extent these hedges do not qualify for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended) or they result in material amounts of ineffectiveness, MMP could experience material fluctuations in its quarterly or annual results of operations. In addition, to the extent these hedges are entered into on a public exchange, MMP may be required to post margin which could result in material cash obligations. Finally, these contracts may be for the purchase or sale of product in markets different from those in which MMP is attempting to hedge its exposure, resulting in a hedge that does not eliminate all price risks.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

32.1	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

32.2	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

99.1	Magellan Midstream Holdings GP, LLC balance sheets as of December 31, 2007 and June 30, 2008 and notes thereto.

*	Each such exhibit has previously been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on August 5, 2008.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

By:	/s/ Magellan Midstream Holdings GP, LLC its General Partner

/s/ John D. Chandler
John D. Chandler
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

32.1	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

32.2	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

99.1	Magellan Midstream Holdings GP, LLC balance sheets as of December 31, 2007 and June 30, 2008 and notes thereto.