Form 10-Q
period 2008-09-30
MAGELLAN MIDSTREAM HOLDINGS LP
filed 2008-11-03
CIK 1246263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, there were 62,646,561 outstanding common units of Magellan Midstream Holdings, L.P. that trade on the New York Stock Exchange under the ticker symbol “MGG.”

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Transportation and terminals revenues	$154,726	$164,470	$448,415	$471,855
Product sales revenues	167,287	127,540	493,852	439,622
Affiliate management fee revenue	178	183	534	549

Total revenues	322,191	292,193	942,801	912,026
Costs and expenses:
Operating	64,275	81,626	184,944	193,845
Product purchases	153,926	89,523	444,494	342,383
Depreciation and amortization	19,751	21,563	58,560	63,847
Affiliate general and administrative	17,784	17,754	54,376	55,104

Total costs and expenses	255,736	210,466	742,374	655,179
Gain on assignment of supply agreement	—	—	—	26,492
Equity earnings	1,091	1,722	2,960	3,504

Operating profit	67,546	83,449	203,387	286,843
Interest expense	13,220	15,033	41,326	40,726
Interest income	(330)	(351)	(2,531)	(950)
Interest capitalized	(1,091)	(1,322)	(3,193)	(3,734)
Non-controlling owners’ interest in income of consolidated subsidiaries	41,806	51,707	122,021	182,868
Debt placement fee amortization	174	211	1,383	548
Debt prepayment premium	—	—	1,984	—
Other (income) expense	29	—	728	(254)

Income before provision (benefit) for income taxes	13,738	18,171	41,669	67,639
Provision (benefit) for income taxes	(375)	524	1,149	1,469

Net income	$14,113	$17,647	$40,520	$66,170

Allocation of net income:
Limited partners’ interest	$15,980	$18,052	$44,263	$67,384
General partner’s interest	(1,867)	(405)	(3,743)	(1,214)

Net income	$14,113	$17,647	$40,520	$66,170

Basic and diluted net income per limited partner unit	$0.26	$0.29	$0.71	$1.08

Weighted average number of limited partner units outstanding used for basic and diluted net income per unit calculation	62,651	62,658	62,651	62,655

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2007	September 30, 2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$938	$20,814
Accounts receivable (less allowance for doubtful accounts of $10 and $11 at December 31, 2007 and September 30, 2008, respectively)	62,834	65,450
Other accounts receivable	10,700	13,372
Affiliate accounts receivable	60	33
Inventory	120,462	81,134
Energy commodity derivative contracts	—	12,161
Other current assets	10,919	9,295

Total current assets	205,913	202,259
Property, plant and equipment	2,602,235	2,814,016
Less: accumulated depreciation	455,020	509,022

Net property, plant and equipment	2,147,215	2,304,994
Equity investments	24,324	24,628
Long-term receivables	7,801	7,466
Goodwill	11,902	14,766
Other intangibles (less accumulated amortization of $6,743 and $7,903 at December 31, 2007 and September 30, 2008, respectively)	7,086	5,926
Debt placement costs (less accumulated amortization of $2,170 and $2,718 at December 31, 2007 and September 30, 2008, respectively)	6,368	7,868
Other noncurrent assets	6,322	6,344

Total assets	$2,416,931	$2,574,251

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$39,643	$62,253
Affiliate payroll and benefits	23,623	18,982
Accrued interest payable	7,197	21,913
Accrued taxes other than income	21,039	22,307
Environmental liabilities	36,127	19,551
Deferred revenue	20,797	22,505
Accrued product purchases	43,230	47,170
Accrued product shortages	—	12,673
Other current liabilities	29,866	22,267

Total current liabilities	221,522	249,621
Long-term debt	914,536	1,017,521
Long-term affiliate pension and benefits	22,370	23,261
Supply agreement deposit	18,500	—
Noncurrent portion of product supply liability	24,348	—
Other deferred liabilities	9,598	7,908
Environmental liabilities	21,491	22,231
Non-controlling owners’ interests of consolidated subsidiaries	1,131,739	1,188,513
Commitments and contingencies
Partners’ capital:
Partners’ capital	57,421	69,232
Accumulated other comprehensive loss	(4,594)	(4,036)

Total partners’ capital	52,827	65,196

Total liabilities and partners’ capital	$2,416,931	$2,574,251

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2008
Operating Activities:
Net income	$40,520	$66,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,560	63,847
Debt placement fee amortization	1,383	548
Debt prepayment premium	1,984	—
Loss on sale and retirement of assets	5,756	3,824
Equity earnings	(2,960)	(3,504)
Distributions from equity investment	3,375	3,200
Equity method incentive compensation expense	2,276	3,804
Amortization of prior service cost and net actuarial loss	423	(65)
Gain on assignment of supply agreement	—	(26,492)
Non-controlling owners’ interest in income of consolidated subsidiaries	122,021	182,868
Changes in operating assets and liabilities:
Accounts receivable and other accounts receivable	14,051	(5,288)
Affiliate accounts receivable	55	27
Inventory	(14,433)	39,328
Accounts payable	(13,122)	16,284
Affiliate payroll and benefits	(422)	(4,641)
Accrued interest payable	9,985	14,716
Accrued taxes other than income	4,469	1,268
Accrued product purchases	(19,351)	3,940
Accrued product shortages	—	12,673
Restricted cash	5,283	—
Supply agreement deposit	(1,000)	(18,500)
Long-term affiliate pension and benefits	(9,590)	1,637
Energy commodity derivative contracts, net of margin deposits	—	(3,966)
Current and noncurrent environmental liabilities	2,832	(17,396)
Other current and noncurrent assets and liabilities	(1,747)	(2,798)

Net cash provided by operating activities	210,348	331,484

Investing Activities:
Property, plant and equipment:
Additions to property, plant and equipment	(136,115)	(208,859)
Proceeds from sale of assets	893	3,846
Changes in accounts payable	(9,811)	6,326
Acquisition of business	—	(20,567)

Net cash used by investing activities	(145,033)	(219,254)

Financing Activities:
Distributions paid	(172,117)	(195,243)
Net borrowings (repayments) under revolver	119,500	(148,500)
Borrowings under notes	248,900	249,980
Payments on notes	(272,555)	—
Debt placement costs	(2,669)	(2,048)
Payment of debt prepayment premium	(1,984)	—
Net receipt from financial derivatives	4,556	4,030
Capital contributions by affiliate	2,593	2,453
Increase (decrease) in outstanding checks	1,990	(3,026)

Net cash used in financing activities	(71,786)	(92,354)

Change in cash and cash equivalents	(6,471)	19,876
Cash and cash equivalents at beginning of period	6,977	938

Cash and cash equivalents at end of period	$506	$20,814

Supplemental non-cash financing activity:
Issuance of Magellan Midstream Partners, L.P., common units in settlement of long-term incentive plan awards	$7,406	$8,536

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Organization

Unless indicated otherwise, the terms “our,” “we,” “us” and similar language refer to Magellan Midstream Holdings, L.P. We were formed in April 2003 as a Delaware limited partnership to hold ownership interests in Magellan Midstream Partners, L.P. and Magellan GP, LLC. Our units are traded on the New York Stock Exchange under the ticker symbol “MGG.”

Magellan Midstream Holdings GP, LLC, a Delaware limited liability company, serves as our general partner and owns an approximate 0.01% general partner interest in us. MGG Midstream Holdings, L.P. owns approximately 14% of our limited partner units and the public owns approximately 86%. MGG Midstream Holdings, L.P. owns all of the membership interests of Magellan Midstream Holdings GP, LLC. Our organizational structure at September 30, 2008 and that of our affiliate entities, as well as how we refer to these entities in our notes to consolidated financial statements, are provided below.

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

MMP, a publicly-traded Delaware partnership, together with its subsidiaries, owns and operates a petroleum products pipeline system, petroleum products terminals and an ammonia pipeline system. MMP’s reportable segments offer different products and services and are managed separately as each requires different marketing strategies and business knowledge. MMP acquired a petroleum products terminal in Bettendorf, Iowa in January 2008 for $12.0 million and a terminal in Wrenshall, Minnesota in August 2008 for $8.6 million. The results of these facilities have been included in MMP’s petroleum products pipeline system segment from their respective acquisition date.

In the opinion of management, our accompanying consolidated financial statements, which are unaudited except for the consolidated balance sheet as of December 31, 2007, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2008, and the results of operations for the three and nine months ended September 30, 2007 and 2008 and cash flows for the nine months ended September 30, 2007 and 2008. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

2.	Allocation of Net Income

The allocation of net income to our general partner and the limited partners was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Allocation of net income to general partner:
Net income	$14,113	$17,647	$40,520	$66,170
Direct charges to general partner:
Reimbursable general and administrative costs	1,869	408	3,749	1,224

Income before direct charges to general partner	15,982	18,055	44,269	67,394
General partner’s share of income	0.0141%	0.0141%	0.0141%	0.0141%

General partner’s allocated share of net income before direct charges	2	3	6	10
Direct charges to general partner	1,869	408	3,749	1,224

Net loss allocated to general partner	$(1,867)	$(405)	$(3,743)	$(1,214)

Net income	$14,113	$17,647	$40,520	$66,170
Less: net loss allocated to general partner	(1,867)	(405)	(3,743)	(1,214)

Net income allocated to limited partners	$15,980	$18,052	$44,263	$67,384

During the nine months ended September 30, 2007, reimbursable general and administrative (“G&A”) costs included a $1.3 million non-cash expense related to a payment by MGG MH. Except for this $1.3 million payment, reimbursable G&A costs represent G&A expenses charged against our income during each respective period for which we either have been or will be reimbursed by our general partner under the terms of a reimbursement agreement with our general partner. Consequently, all of these amounts have been charged directly against our general partner’s allocation of net income. We record these reimbursements by our general partner as capital contributions.

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

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net income	$14,113	$17,647	$40,520	$66,170
Change in fair value of cash flow hedges	—	—	5,018	—
Amortization of net gain on cash flow hedges	(525)	(41)	(380)	(123)
Amortization of prior service cost and net actuarial loss	126	(21)	423	(65)
Adjustment to recognize the January 1, 2008 funded status of our affiliate postretirement plans	—	746	—	746

Other comprehensive income (loss)	(399)	684	5,061	558

Comprehensive income	$13,714	$18,331	$45,581	$66,728

4.	Segment Disclosures

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

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2007
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$119,096	$32,786	$3,672	$(828)	$154,726
Product sales revenues	161,993	5,294	—	—	167,287
Affiliate management fee revenue	178	—	—	—	178

Total revenues	281,267	38,080	3,672	(828)	322,191
Operating expenses	46,298	13,491	5,947	(1,461)	64,275
Product purchases	152,189	1,867	—	(130)	153,926
Equity earnings	(1,091)	—	—	—	(1,091)

Operating margin (loss)	83,871	22,722	(2,275)	763	105,081
Depreciation and amortization	13,050	5,664	274	763	19,751
Affiliate G&A expenses	12,571	4,564	649	—	17,784

Operating profit (loss)	$58,250	$12,494	$(3,198)	$—	$67,546

	Three Months Ended September 30, 2008
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$125,746	$34,472	$5,128	$(876)	$164,470
Product sales revenues	118,979	8,561	—	—	127,540
Affiliate management fee revenue	183	—	—	—	183

Total revenues	244,908	43,033	5,128	(876)	292,193
Operating expenses	63,977	14,320	4,766	(1,437)	81,626
Product purchases	88,169	1,606	—	(252)	89,523
Equity earnings	(1,722)	—	—	—	(1,722)

Operating margin	94,484	27,107	362	813	122,766
Depreciation and amortization	13,781	6,685	284	813	21,563
Affiliate G&A expenses	13,068	4,123	563	—	17,754

Operating profit (loss)	$67,635	$16,299	$(485)	$—	$83,449

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2007
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$341,260	$96,549	$13,085	$(2,479)	$448,415
Product sales revenues	480,729	13,123	—	—	493,852
Affiliate management fee revenue	534	—	—	—	534

Total revenues	822,523	109,672	13,085	(2,479)	942,801
Operating expenses	131,288	40,537	17,460	(4,341)	184,944
Product purchases	438,548	6,335	—	(389)	444,494
Equity earnings	(2,960)	—	—	—	(2,960)

Operating margin (loss)	255,647	62,800	(4,375)	2,251	316,323
Depreciation and amortization	38,614	16,878	817	2,251	58,560
Affiliate G&A expenses	38,737	13,713	1,926	—	54,376

Operating profit (loss)	$178,296	$32,209	$(7,118)	$—	$203,387

	Nine Months Ended September 30, 2008
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$353,664	$104,043	$16,534	$(2,386)	$471,855
Product sales revenues	414,461	25,161	—	—	439,622
Affiliate management fee revenue	549	—	—	—	549

Total revenues	768,674	129,204	16,534	(2,386)	912,026
Operating expenses	145,944	42,473	9,825	(4,397)	193,845
Product purchases	336,367	6,528	—	(512)	342,383
Equity earnings	(3,504)	—	—	—	(3,504)
Gain on assignment of supply agreement	(26,492)	—	—	—	(26,492)

Operating margin	316,359	80,203	6,709	2,523	405,794
Depreciation and amortization	40,854	19,629	841	2,523	63,847
Affiliate G&A expenses	39,678	12,898	2,528	—	55,104

Operating profit	$235,827	$47,676	$3,340	$—	$286,843

Segment assets	$1,738,725	$749,831	$37,991	$—	$2,526,547
Corporate assets					47,704

Total assets					$2,574,251

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Related Party Disclosures

Affiliate Entity Transactions

MMP has a 50% ownership interest in a crude oil pipeline company and is paid a management fee for its operation. During both the three months ended September 30, 2007 and 2008, MMP received operating fees from this pipeline company of $0.2 million, which was reported as affiliate management fee revenue. Affiliate management fee revenue for both the nine months ended September 30, 2007 and 2008 was $0.5 million.

The following table summarizes affiliate costs and expenses that are reflected in the accompanying consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
MGG GP—allocated operating expenses	20,923	21,335	59,798	63,887
MGG GP—allocated G&A expenses	12,404	12,140	35,197	36,648

Under a services agreement between MMP and MGG GP, we and MMP reimburse MGG GP for the costs of employees necessary to conduct our operations and administrative functions. The affiliate payroll and benefits accruals associated with this agreement at December 31, 2007 and September 30, 2008 were $23.6 million and $19.0 million, respectively. The long-term affiliate pension and benefits accruals associated with this agreement at December 31, 2007 and September 30, 2008 were $22.4 million and $23.3 million, respectively. We and MMP settle our respective affiliate payroll, payroll-related expenses and non-pension postretirement benefit costs with MGG GP on a monthly basis. MMP funds its long-term affiliate pension liabilities through payments to MGG GP when MGG GP makes contributions to its pension funds.

We have agreed to reimburse MMP for G&A expenses, excluding equity-based compensation, in excess of a G&A cap. The amount of G&A costs required to be reimbursed to MMP was $1.9 million and $3.7 million for the three and nine months ended September 30, 2007, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2008, respectively. The owner of our general partner reimburses us for the same amounts we reimburse to MMP for these excess G&A expenses. We record these reimbursements as a capital contribution from our general partner. We do not expect to make reimbursements to MMP for excess G&A costs beyond 2008.

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

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the above, MMP provided common carrier transportation services to SemGroup.

One of MMP GP’s independent board members, John P. DesBarres, currently serves as a board member for American Electric Power Company, Inc. (“AEP”) of Columbus, Ohio. During the three and nine months ended September 30, 2007, MMP’s operating expenses included $0.7 million and $2.0 million, respectively, of power costs incurred with Public Service Company of Oklahoma (“PSO”), which is a subsidiary of AEP. During the three and nine months ended September 30, 2008, MMP’s operating expenses included $0.7 million and $1.8 million, respectively, of power costs incurred with PSO. MMP had no amounts payable to or receivable from PSO or AEP at either December 31, 2007 or September 30, 2008.

As MMP’s distributions have exceeded target levels as specified in its partnership agreement, MMP GP receives approximately 50%, including its approximate 2% general partner interest, of any incremental cash distributed per MMP limited partner unit. Since we own MMP GP, we benefit from these distributions. As of September 30, 2008, the executive officers of our general partner collectively owned approximately 3.0% of MGG MH, which owned 14% of our limited partner interests; therefore, the executive officers of our general partner also indirectly benefit from these distributions. Assuming MMP has sufficient available cash to continue to pay distributions on all of its outstanding units for four quarters at its current quarterly distribution level of $0.7025 per unit, MMP GP would receive annual distributions of approximately $91.6 million on its combined general partner interest and incentive distribution rights.

6.	Inventory

Inventory at December 31, 2007 and September 30, 2008 was as follows (in thousands):

	December 31, 2007	September 30, 2008
Refined petroleum products	$65,215	$—
Transmix	32,824	41,665
Natural gas liquids	16,233	34,282
Additives	5,812	5,187
Other	378	—

Total inventory	$120,462	$81,134

MMP recorded a $6.5 million lower-of-average-cost-or-market adjustment to its transmix inventory in September 2008 related to product price declines on inventories associated with MMP’s product over and short and commercial transmix activities. Petroleum product prices have continued to decline since September 30, 2008. Should these lower prices persist through December 31, 2008 and assuming MMP maintains its existing inventory levels, MMP will experience additional lower-of-average-cost-or-market adjustments in fourth-quarter 2008.

The decrease in inventory between December 31, 2007 and September 30, 2008 was primarily attributable to the sale of refined petroleum products inventory in connection with the assignment of MMP’s product supply agreement to a third-party entity effective March 1, 2008 (see Note 13—Assignment of Supply Agreement).

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Employee Benefit Plans

MGG GP sponsors two pension plans for union employees, a pension plan for non-union employees and a postretirement benefit plan for selected employees. The following tables present consolidated net periodic benefit costs related to these plans during the three and nine months ended September 30, 2007 and 2008 (in thousands):

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$1,430	$133	$4,327	$400
Interest cost	626	257	1,916	770
Expected return on plan assets	(791)	—	(1,883)	—
Amortization of prior service cost	77	(211)	231	(638)
Amortization of actuarial loss	88	172	314	516

Net periodic benefit cost	$1,430	$351	$4,905	$1,048

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$1,368	$109	$4,104	$327
Interest cost	675	256	2,024	772
Expected return on plan assets	(676)	—	(2,027)	—
Amortization of prior service cost	77	(212)	231	(639)
Amortization of actuarial loss	37	77	112	231

Net periodic benefit cost	$1,481	$230	$4,444	$691

MMP expects to make payments to MGG GP of $6.0 million and $0.6 million in 2008 to reimburse MGG GP for contributions MGG GP estimates it will make to its pension and postretirement benefit plans, respectively. Changes in the fair value of MGG GP’s pension plan investments during the fourth quarter of 2008 could result in changes to the estimated contributions to be paid by MMP for the 2008 fiscal year.

8.	Debt

Consolidated debt at December 31, 2007 and September 30, 2008 was as follows (in thousands):

	December 31, 2007	September 30, 2008
Revolving credit facility	$163,500	$15,000
6.45% Notes due 2014	249,634	249,669
5.65% Notes due 2016	252,494	253,438
6.40% Notes due 2037	248,908	248,917
6.40% Notes due 2018	—	250,497

Total debt	$914,536	$1,017,521

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our Debt:

Affiliate Working Capital Loan. During both 2007 and 2008, we had a $5.0 million revolving credit facility with MGG MH as the lender, with a maturity date of December 31 of each respective year. There were no borrowings under these facilities at any time during 2007 or through September 30, 2008. The current facility is available exclusively to fund our working capital borrowings. Borrowings, if any, under the facility bear interest at LIBOR plus 2.0%, and we pay a commitment fee to MGG MH on the unused portion of the working capital facility of 0.3%.

MMP Debt:

MMP’s debt is non-recourse to its general partner and to us.

Revolving Credit Facility. The total borrowing capacity under MMP’s revolving credit facility, which matures in September 2012, is $550.0 million. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.3% to 0.8% based on MMP’s credit ratings and amounts outstanding under the facility. Additionally, a commitment fee is assessed at a rate from 0.05% to 0.125%, depending on MMP’s credit rating. As of September 30, 2008, $15.0 million was outstanding under this facility, and $3.3 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on MMP’s or our consolidated balance sheets. The weighted-average interest rate on borrowings outstanding under the facility at September 30, 2007 and 2008 was 5.9% and 2.9% respectively. Borrowings outstanding under this facility of $212.0 million were repaid with the net proceeds from MMP’s debt offering of 10-year senior notes completed in July 2008 (see 6.40% Notes due 2018, below).

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

5.65% Notes due 2016. In October 2004, MMP issued $250.0 million of 5.65% senior notes due 2016 in an underwritten public offering. The notes were issued for the discounted price of 99.9%, or $249.7 million, and the discount is being accreted over the life of the notes. MMP used an interest rate swap to effectively convert $100.0 million of these notes to floating-rate debt until May 2008 (see Note 9—Derivative Financial Instruments). Including the amortization of the $3.8 million gain realized from unwinding that swap and the amortization of losses realized on pre-issuance hedges associated with these notes, the weighted average interest rate of these notes at September 30, 2007 and 2008 was 5.9% and 5.7%, respectively. The outstanding principal amount of the notes was increased by $2.7 million at December 31, 2007 for the fair value of the associated swap-to-floating derivative instrument and by $3.7 million at September 30, 2008 for the unamortized portion of the payment received upon termination of that swap

6.40% Notes due 2018. In July 2008, MMP issued $250.0 million of 6.40% notes due 2018 in an underwritten public offering. Net proceeds from the offering, after underwriter discounts of $1.6 million and estimated offering costs of $0.4 million, were $248.0 million. The net proceeds were used to repay the $212.0 million of borrowings outstanding under MMP’s revolving credit facility at that time, and the balance was used for general partnership purposes. In connection with this offering, MMP entered into $100.0 million of interest rate swap agreements to hedge against changes in the fair value of a portion of these notes. These agreements effectively change the interest rate on $100.00 million of these notes from 6.40% to a floating rate of six-month LIBOR plus 1.83%. The swap agreements expire on July 15, 2018, the maturity date of the 6.40% notes. Including the impact of this swap, the weighted-average interest rate on borrowings outstanding under the facility at September 30, 2008 was 5.8%.

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

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Derivative Financial Instruments

Financial Instruments With No Hedging Designation

MMP’s butane blending activities generate gasoline products, and it can estimate the timing and quantities of sales of those products. MMP uses forward sales agreements to lock in forward sales prices and the gross margins realized from its butane blending activities. MMP accounts for these forward sales agreements as normal sales.

In the third quarter 2008, in addition to forward sales agreements, MMP began using New York Mercantile Exchange (“NYMEX”) contracts to lock in forward sales prices. Although these NYMEX agreements represent an economic hedge against price changes on the petroleum products MMP expects to sell in the future, they do not meet the requirements for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended; therefore, we and MMP have recognized the change in fair value of these agreements currently in earnings. During September 2008, MMP terminated agreements associated with the sale of 35 thousand barrels of gasoline and recognized a gain of $0.2 million from unwinding those contracts. At September 30, 2008, the fair value of the remaining agreements, representing 720 thousand barrels of petroleum product, was $12.2 million, which we and MMP recognized as energy commodity derivative contracts on our consolidated balance sheets and as a reduction of product sales revenues on our current consolidated statement of income. These contracts mature between October 2008 and April 2009. At September 30, 2008, MMP had received $8.2 million in margin cash from these agreements, which it recorded as other current liabilities.

Financial Instruments Designated as Hedges

MMP uses interest rate derivatives to help manage interest rate risk. As of September 30, 2008, MMP had two interest rate swap agreements outstanding, which it entered into during July 2008 to hedge against changes in the fair value of a portion of its $250.0 million of 6.40% notes due 2018 (see Note 8—Debt ). These agreements effectively change the interest rate on $100.0 million of these notes to a floating rate of six-month LIBOR plus 1.83%. The swap agreements expire on July 15, 2018, the maturity date of these notes. The fair value of these interest rate swap agreements at September 30, 2008 was $0.5 million, which was recorded on our and MMP’s balance sheet in other non-current assets.

The following financial instruments designated as hedges were settled during 2008:

•

In October 2004, MMP entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016, which were issued in October 2004. MMP accounted for this agreement as a fair value hedge. The notional amount of this agreement was $100.0 million and effectively converted $100.0 million of MMP’s 5.65% fixed-rate senior notes issued in October 2004 to floating-rate debt. In May 2008, MMP terminated this interest rate swap agreement and received $3.8 million, which was recorded as an adjustment to long-term debt and is being amortized over the remaining life of the 5.65% fixed-rate senior notes due 2016.

•

In January 2008, MMP entered into a total of $200.0 million of forward-starting interest rate swap agreements to hedge against the variability of future interest payments on debt that it anticipated issuing no later than June 2008. Proceeds of the anticipated debt issuance were expected to be used to refinance borrowings on MMP’s revolving credit facility. In April 2008, MMP terminated these interest rate swap agreements and received $0.2 million, which was recorded to other income.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the current impact of MMP’s historical derivative activity on accumulated other comprehensive income (“AOCI”) as of September 30, 2008 (in thousands):

	Effective Portion of Gains and Losses
		Amount Reclassified to Earnings from AOCI
Hedge	Unamortized Amount Recognized in AOCI	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Cash flow hedges (date executed):
Interest rate swaps 6.40% Notes (April 2007)	$5,001	$(43)	$(131)
Interest rate swaps 5.65% Notes (October 2004)	(4,208)	130	392
Interest rate swaps and treasury lock 6.45% Notes (May 2004)	2,901	(128)	(384)

Total cash flow hedges	$3,694	$(41)	$(123)

There was no ineffectiveness recognized on the financial instruments disclosed in the above table during the three or nine months ended September 30, 2008.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. The following table summarizes the fair value measurements of MMP’s (i) energy commodity derivative contracts; and (ii) interest rate swap agreements as of September 30, 2008, based on the three levels established by SFAS No. 157 (in thousands):

		Asset Fair Value Measurements as of September 30, 2008 using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivative contracts	$12,161	$12,161	$—	$—
Interest rate swap agreements	517	—	517	—

MMP’s fair value measurements as of December 31, 2007 using significant other observable inputs for interest rate swap derivatives were $2.7 million.

10.	Commitments and Contingencies

Environmental Liabilities. Liabilities recognized for estimated environmental costs were $57.6 million and $41.8 million at December 31, 2007 and September 30, 2008, respectively. Environmental liabilities have been classified as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental liabilities will be paid over the next ten years.

MMP’s environmental liabilities include, among other items, accruals for the items discussed below:

Petroleum Products EPA Issue. In July 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act (the “Act”), served an information request to MMP’s former affiliate with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on the petroleum products pipeline system that MMP subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, MMP received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

penalty for the releases was in excess of $22.0 million, which assumed that all of the releases were violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties could be assessed. The DOJ and EPA added to their original demand a release that occurred in the second quarter of 2005 from MMP’s petroleum products pipeline near its Kansas City, Kansas terminal and a release that occurred in the first quarter of 2006 from MMP’s petroleum products pipeline near Independence, Kansas. In June 2008, MMP agreed to pay a penalty of $5.3 million and perform certain operational enhancements under the terms of a settlement agreement reached with the EPA and DOJ. This agreement led to a reduction of MMP’s environmental liability for these matters from $17.4 million to $5.3 million and a reduction of its operating expenses of $12.1 million during second-quarter 2008. Of this reduction, $11.9 million was included as part of the indemnification settlement MMP reached with a former affiliate (see Indemnification Settlement description below) and, accordingly, was allocated to MMP GP. As a result, our non-controlling owners’ interest in income of consolidated subsidiaries was not impacted by this $11.9 million increase in MMP’s net income and, consequently, our net income was positively impacted by this amount. MMP paid the $5.3 million penalty in September 2008 in settlement of these matters.

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

Indemnification Settlement. Prior to May 2004, a former affiliate had agreed to indemnify MMP against, among other things, certain environmental losses associated with assets that were contributed to MMP at the time of its initial public offering or which MMP subsequently acquired from this former affiliate. In May 2004, we and MMP GP entered into an agreement with our former affiliate under which the former affiliate agreed to pay MMP $117.5 million to release it from these indemnifications. MMP received the final installment payment associated with this agreement in 2007. At December 31, 2007 and September 30, 2008, known liabilities that would have been covered by this indemnity agreement were $42.9 million and $26.5 million, respectively. Through September 30, 2008, MMP has spent $56.9 million of the $117.5 million indemnification settlement amount for indemnified matters, including $22.5 million of capital costs. The cash MMP has received from the indemnity settlement is not reserved and has been used by MMP for its various other cash needs, including expansion capital spending.

Environmental Receivables. MMP had recognized receivables from insurance carriers and other entities related to environmental matters of $6.9 million and $5.2 million at December 31, 2007 and September 30, 2008, respectively.

Unrecognized Product Gains. MMP’s petroleum products terminals operations generate product overages and shortages. When MMP’s petroleum products terminals experience net product shortages, MMP recognizes expense for those losses in the periods in which they occur. When MMP’s petroleum products terminals experience net product overages, it has product on hand for which it has no cost basis. Therefore, these net overages are not recognized in MMP’s financial statements until the associated barrels are either sold or used to offset product losses. The net unrecognized product overages for MMP’s petroleum products terminals operations had a market value of approximately $7.4 million as of September 30, 2008. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

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

The table below summarizes the MMP LTIP awards granted by the MMP Compensation Committee that have not vested as of September 30, 2008. There was no impact to our or MMP’s cash flows associated with these award grants for the periods presented in this report.

Grant Date	Unit Awards Granted	Estimated Forfeitures	Adjustment to Unit Awards in Anticipation of Achieving Above/ (Below) Target Financial Results	Total Unit Award Accrual	Vesting Date	Unrecognized Compensation Expense (Millions)	Period Over Which the Unrecognized Expense Will Be Recognized	Intrinsic Value of Unvested Awards at September 30, 2008 (Millions)
February 2006	168,105	13,448	139,191	293,848	12/31/08	$0.7	Next 3 months	$9.5
Various 2006	9,201	3,165	5,432	11,468	12/31/08	*	Next 3 months	0.4
March 2007	2,640	—	—	2,640	12/31/08	*	Next 3 months	0.1
Various 2007:
– Tranche 1	53,230	2,396	50,834	101,668	12/31/09	1.4	Next 15 months	3.3
– Tranche 2	53,230	2,396	(26,534)	24,300	12/31/09	0.6	Next 15 months	0.8
– Tranche 3	53,230	—	—	—	12/31/09	—	—	—
January 2008	184,340	8,295	—	176,045	12/31/10	4.3	Next 27 months	5.7
Various 2008	14,740	534	—	14,206	12/31/10	0.3	Next 27 months	0.5
Various 2008	40,315	1,814	—	38,501	12/31/11	0.8	Next 39 months	1.2

Total	579,031	32,048	168,923	662,676		$8.1		$21.5

*	Less than $0.1 million.

2008 Activity

MMP settled its 2005 award grants in January 2008 by issuing 196,856 MMP limited partner units and distributing those units to the participants. MMP paid associated minimum tax withholdings and employer taxes totaling $5.1 million in January 2008.

The payout calculation for 80% of the MMP unit awards approved in February 2006 is based solely on the attainment of a financial metric established by the MMP Compensation Committee. MMP accounts for these award grants as equity. The payout calculation for the remaining 20% of the awards is based on both the attainment of a financial metric and the individual employee’s personal performance, which is subjectively determined by the MMP Compensation Committee. MMP accounts for these award grants as liabilities.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unit awards approved during 2007, except the March 2007 unit awards, are broken into three equal tranches, with each tranche vesting on December 31, 2009. MMP began accruing for the first tranche of the 2007 awards in the first quarter of 2007 and began accruing for the second tranche in the first quarter of 2008, when the MMP Compensation Committee established the financial metric associated with each respective tranche. MMP will begin accruing costs for the third tranche when the MMP Compensation Committee establishes the associated financial metric for that tranche, which we expect will happen in the first quarter of 2009. The payout calculation for 80% of these unit awards is based solely on the attainment of a financial metric established by the MMP Compensation Committee, and the award grants are accounted for as equity. The payout calculation for the remaining 20% of the awards is based on both the attainment of a financial metric and the individual employee’s personal performance, and the award grants are accounted for as liabilities.

The unit awards approved in January 2008 will vest on December 31, 2010. The payout calculation for 80% of these unit awards is based solely on the attainment of a financial metric established by the MMP Compensation Committee, and the award grants are accounted for as equity. The payout calculation for the remaining 20% of the awards is based on both the attainment of a financial metric and the individual employee’s personal performance, and the award grants are accounted for as liabilities. The other various unit awards approved in 2008 will vest on December 31, 2010 and December 31, 2011. There are no performance metrics associated with the majority of these awards and they are being accounted for as equity.

Weighted Average Fair Value

The weighted-average fair value of the unit awards is as follows (per unit):

	Grant Date Fair Value of Equity Awards	September 30, 2008 Fair Value of Liability Awards
2006 Awards	$25.23	$31.70
2007 Awards	$33.66	$28.77
2008 Awards	$30.97	$25.67

Compensation Expense Summary

Equity-based incentive compensation expense for the three and nine months ended September 30, 2007 and 2008 was as follows (in thousands):

	Three Months Ended September 30, 2007				Nine Months Ended September 30, 2007
	Equity Method	Liability Method	Employer Taxes Paid	Total	Equity Method	Liability Method	Employer Taxes Paid	Total
2004 awards	$—	$—	$—	$—	$—	$—	$519	$519
2005 awards	—	68	—	68	—	3,555	—	3,555
2006 awards	692	90	—	782	1,672	595	—	2,267
2007 awards	323	63	—	386	604	151	—	755

Total	$1,015	$221	$—	$1,236	$2,276	$4,301	$519	$7,096

	Three Months Ended September 30, 2008				Nine Months Ended September 30, 2008
	Equity Method	Liability Method	Employer Taxes Paid	Total	Equity Method	Liability Method	Employer Taxes Paid	Total
2005 awards	$—	$—	$—	$—	$—	$26	$580	$606
2006 awards	514	34	—	548	1,634	201	—	1,835
2007 awards	353	44	—	397	988	144	—	1,132
2008 awards	499	66	—	565	1,182	209	—	1,391

Total	$1,366	$144	$—	$1,510	$3,804	$580	$580	$4,964

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Distributions

Distributions paid by MMP during 2007 and 2008 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Common Units	General Partner	Total Cash Distribution
02/14/07	$0.60250	$40,094	$16,197	$56,291
05/15/07	0.61625	41,009	17,112	58,121
08/14/07	0.63000	41,924	18,027	59,951

Through 9/30/07	1.84875	123,027	51,336	174,363
11/14/07	0.64375	42,839	18,942	61,781

Total	$2.49250	$165,866	$70,278	$236,144

02/14/08	$0.65750	$43,884	$19,909	$63,793
05/15/08	0.67250	44,885	20,910	65,795
08/14/08	0.68750	45,886	21,911	67,797

Through 9/30/08	2.01750	134,655	62,730	197,385
11/14/08 (a)	0.70250	46,887	22,912	69,799

Total	$2.72000	$181,542	$85,642	$267,184

(a)	MMP GP declared this cash distribution in October 2008 to be paid on November 14, 2008 to unitholders of record at the close of business on November 7, 2008.

Distributions we made during 2007 and 2008 were as follows (in thousands, except per unit amounts):

Payment Date	Distribution Amount	Common Units	General Partner	Total Cash Distribution
02/14/07	$0.24600	$15,411	$2	$15,413
05/15/07	0.26150	16,382	2	16,384
08/14/07	0.27600	17,291	2	17,293

Through 9/30/07	0.78350	49,084	6	49,090
11/14/07	0.29000	18,168	3	18,171

Total	$1.07350	$67,252	$9	$67,261

02/14/08	$0.30700	$19,232	$3	$19,235
05/15/08	0.32250	20,204	3	20,207
08/14/08	0.33750	21,143	3	21,146

Through 9/30/08	0.96700	60,579	9	60,588
11/14/08 (a)	0.35400	22,177	3	22,180

Total	$1.32100	$82,756	$12	$82,768

(a)	MGG GP declared this cash distribution in October 2008 to be paid on November 14, 2008 to unitholders of record at the close of business on November 7, 2008.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total distributions paid to outside and affiliate owners by us and MMP are determined as follows (in thousands):

	Nine Months Ended September 30,
	2007	2008
Cash distributions paid by MMP	$174,363	$197,385
Less distributions paid by MMP to MMP GP	51,336	62,730

Distributions paid by MMP to outside owners	123,027	134,655
Cash distributions paid by us	49,090	60,588

Total distributions	$172,117	$195,243

13.	Assignment of Supply Agreement

As part of its acquisition of a pipeline system in October 2004, MMP assumed a third-party supply agreement. Under this agreement, MMP was obligated to supply petroleum products to one of its customers until 2018. At the time of this acquisition, MMP believed that the profits it would receive from the supply agreement were below the fair value of its tariff-based shipments on this pipeline and it established a liability for the expected shortfall. On March 1, 2008, MMP assigned this supply agreement and sold related inventory of $47.6 million to a third-party entity. Further, MMP returned its former customer’s cash deposit, which was $16.5 million at the time of the assignment. During the first quarter 2008, MMP obtained a full release from its supply customer; therefore, MMP had no future obligation to perform under this supply agreement, even in the event the third-party assignee was unable to perform its obligations under the agreement, and as a result, MMP wrote off the unamortized amount of the liability and recognized a gain of $26.5 million. MMP continues to earn transportation revenues for the product it ships related to this supply agreement but it no longer holds related inventories or recognizes associated product sales and purchases. As part of this assignment, MMP agreed with the assignee that if the pricing under the supply agreement does not exceed MMP’s full tariff charge, then MMP will share in 50% of any shortfall versus its full tariff, and similarly, MMP will be entitled to 50% of any excess above a certain threshold that includes its tariff charge. All adjustments resulting from this agreement are being reflected in transportation and terminals revenues. For the three months ended September 30, 2008, MMP’s 50% share of the profits was $0.1 million. For the nine months ending September 30, 2008, MMP’s 50% share of the losses under this agreement was $0.7 million.

Excluding transportation revenues for products shipped under this product supply agreement, MMP recognized operating profit of $2.6 million and $9.7 million during the three and nine months ended September 30, 2007, respectively, related to the supply agreement. MMP recognized $2.9 million of operating profit associated with the agreement for the three months ended March 31, 2008.

14.	Subsequent Events

In October 2008, MMP GP’s board of directors declared a quarterly distribution of $0.7025 per MMP limited partner unit to be paid on November 14, 2008, to unitholders of record at the close of business on November 7, 2008. We will receive approximately $22.9 million of that distribution as a result of our ownership interest in MMP GP, which owns a general partner interest and the incentive distribution rights in MMP. Total distributions to be paid by MMP under this declaration are approximately $69.8 million.

In October 2008, our general partner declared a quarterly distribution of $0.3540 per unit to be paid on November 14, 2008, to unitholders of record at the close of business on November 7, 2008. The total cash distributions to be paid under this declaration are $22.2 million.

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

Recent Developments

Deterioration of credit, capital and commodity markets. Credit market conditions deteriorated rapidly during the third quarter and beginning of the fourth quarter of 2008. Several major banks and financial institutions failed or were forced to seek assistance through distressed sales or emergency government measures.

Cash generated from MMP’s operations is our primary source of liquidity for funding debt service, maintenance capital expenditures and quarterly distributions. However, MMP relies on its revolving credit facility to provide additional liquidity for working capital needs and as an interim source of financing for capital expansion projects. MMP’s revolving credit facility has total committed capacity of $550.0 million, and drawings on that facility at September 30, 2008 were $15.0 million, with an additional $3.3 million obligated for letters of credit. The facility is funded by a syndicate of 18 banks, with an average commitment of $30.6 million per bank. To date, all of the banks in the syndicate have continued to meet their commitments despite the recent market turmoil. If any banks in the syndicate were unable to perform on their commitments to fund the facility, MMP’s liquidity could be impaired, which could reduce its ability to fund growth capital expenditures or finance its working capital needs. On October 9, 2008, MMP borrowed an additional $70.0 million under its revolving credit facility as a precautionary measure to support its short-term liquidity during the current market turmoil. All of the banks in the syndicate performed their obligation to fund this borrowing.

Current market conditions have also resulted in higher credit spreads on long-term borrowings and significantly reduced demand for new corporate debt issues. Equity prices, including our own unit price, have experienced abnormally high volatility during the current period. If these conditions persist, MMP’s cost of capital could increase and our and MMP’s ability to finance growth capital expenditures or acquisitions in a cost-effective manner could be reduced. The financial condition of some of MMP’s customers and suppliers could also be impaired by current market conditions. MMP has experienced no material increase in customer bad debts or non-performance by suppliers and has taken additional measures to reduce its exposure to those events. Current market conditions increase the probability that it could experience losses from customer or supplier defaults.

In addition, should current credit and capital markets conditions result in a prolonged economic downturn in the United States, demand for the petroleum products MMP transports, stores and distributes could decrease, which could in turn result in lower demand for MMP’s services and a reduction in MMP’s revenues and cash flow.

MMP relies on insurers as protection against liability claims, property damage, environmental damage and various other risks. MMP’s primary insurers maintain an A.M. Best financial strength rating of A or better, which is considered excellent or superior, and have adjusted policyholder surplus of $1.0 billion or higher. Nevertheless, we continue to monitor this situation as insurers have been and are expected to continue to be impacted by the current credit and capital market environment.

Accounting for employee benefit plans involves numerous assumptions and estimates. Discount rate and expected return on plan assets are two critical assumptions in measuring the cost and benefit obligation of our affiliate’s pension and other post-retirement benefit plans. We are closely monitoring the capital markets and, based on changes in these two critical assumptions as of October 31, 2008, we do not expect material changes in our pension costs for 2008 or in the contributions we expect to make to our affiliate’s pension plans for the 2008 fiscal year. Contributions beyond 2008 are not currently determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension trust assets.

Customer bankruptcy. SemGroup, L.P. and several of its subsidiaries (collectively, “SemGroup”) filed for chapter 11 bankruptcy protection during July 2008. Amounts owed to MMP by SemGroup at the time of their bankruptcy filing were insignificant.

MMP had several commercial arrangements with SemGroup for the purchase and sale of petroleum products and natural gas liquids (“NGLs”), transportation of petroleum products and NGLs, lease storage and capacity leases for petroleum products and NGLs and leasing of terminal and tank facilities to or from SemGroup at the time of their bankruptcy. Under bankruptcy laws, SemGroup has the ability to cancel certain of the existing contracts it has with MMP but has not done so to date and remains current on the amounts owed to MMP. If they do so, MMP believes it will be able to replace those contracts with other counterparties on terms similar to those in its contracts with SemGroup. On July 31, 2008, MMP exercised its right to cancel forward petroleum product sales contracts with SemGroup pursuant to which it had agreed to sell petroleum products to SemGroup at various dates between August 2008 and April 2009. MMP has replaced these contracts with alternative hedges against changes in product prices.

MMP does not expect its consolidated results of operations, cash flows or financial position to be materially negatively impacted by the SemGroup bankruptcy. However, bankruptcy proceedings are inherently unpredictable and decisions of the bankruptcy court that MMP cannot foresee at this time could result in a material adverse effect on its consolidated results of operations, cash flows or financial position.

NYMEX contracts. In August 2008, MMP entered into New York Mercantile Exchange (“NYMEX”) commodity-based futures contracts to hedge its exposure to price fluctuations for refined petroleum products, primarily related to its blending activities. Although these NYMEX agreements represent a hedge against price changes for petroleum products MMP expects to sell in the future, they do not meet the requirements for hedge accounting treatment. As a result, MMP will recognize the change in fair value of these agreements at the end of each quarterly period, which could result in material gains or losses in its earnings. At September 30, 2008, MMP recognized unrealized gains of $12.2 million on its open NYMEX positions due to the recent decline in petroleum products prices. These NYMEX agreements have maturities from October 2008 through April 2009.

MMP expects to enter into NYMEX agreements to hedge against price changes for additional volumes of petroleum products related to its blending activities and for other commodity hedging activities. To the extent MMP uses NYMEX contracts, it could experience additional risks related to price basis differentials and margin calls. The change in fair value of these NYMEX agreements could result in material impacts to MMP’s results of operations and cash flows in future periods.

Distribution. In October 2008, MMP GP’s board of directors declared a quarterly distribution of $0.7025 per unit to be paid on November 14, 2008, to unitholders of record at the close of business on November 7, 2008. We will receive approximately $22.9 million of that distribution as a result of our ownership interest in MMP GP, which owns a general partner interest and the incentive distribution rights in MMP.

In October 2008, our general partner declared a quarterly distribution of $0.3540 per unit to be paid on November 14, 2008, to unitholders of record at the close of business on November 7, 2008. The total cash distributions to be paid are $22.2 million.

Overview of MMP

MMP’s three operating segments include its:

•	petroleum products pipeline system, which is primarily comprised of an 8,500-mile petroleum products pipeline system, including 48 terminals;

•	petroleum products terminals, which principally includes seven marine terminal facilities and 27 inland terminals; and

•	ammonia pipeline system, representing an 1,100-mile ammonia pipeline and six associated terminals.

Results of Operations

The results of our operations discussed below principally reflect the activities of MMP. As our financial statements consolidate the results of MMP, our financial statements are substantially similar to MMP’s. The differences in our financial statements primarily include the following adjustments:

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

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2008

	Three Months Ended September 30,		Variance
			Favorable (Unfavorable)
	2007	2008	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)

Transportation and terminals revenues:
Petroleum products pipeline system	$119.1	$125.8	$6.7	6
Petroleum products terminals	32.7	34.4	1.7	5
Ammonia pipeline system	3.7	5.1	1.4	38
Intersegment eliminations	(0.8)	(0.8)	—	—

Total transportation and terminals revenues	154.7	164.5	9.8	6
Affiliate management fees	0.2	0.1	(0.1)	(50)
Operating expenses:
Petroleum products pipeline system	46.3	64.0	(17.7)	(38)
Petroleum products terminals	13.4	14.4	(1.0)	(7)
Ammonia pipeline system	6.0	4.7	1.3	22
Intersegment eliminations	(1.5)	(1.4)	(0.1)	(7)

Total operating expenses	64.2	81.7	(17.5)	(27)

Product margin:
Product sales	167.3	127.6	(39.7)	(24)
Product purchases	153.9	89.5	64.4	42

Product margin	13.4	38.1	24.7	184
Equity earnings	1.0	1.7	0.7	(70)

Operating margin	105.1	122.7	17.6	17
Depreciation and amortization expense	19.7	21.5	(1.8)	(9)
Affiliate G&A expense	17.8	17.8	—	—

Operating profit	67.6	83.4	15.8	23

Interest expense (net of interest income and interest capitalized)	11.9	13.3	(1.4)	(12)
Non-controlling owners’ interest in income of consolidated subsidiaries	41.8	51.7	(9.9)	(24)
Debt placement fee amortization	0.2	0.2	—	—

Income before provision (benefit) for income taxes	13.7	18.2	4.5	33
Provision (benefit) for income taxes	(0.4)	0.5	(0.9)	(225)

Net income	$14.1	$17.7	$3.6	26

Operating Statistics:

Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.164	$1.266
Volume shipped (million barrels)	78.6	74.4
Petroleum products terminals:
Marine terminal average storage utilized (million barrels per month)	21.8	23.9
Inland terminal throughput (million barrels)	30.9	26.2
Ammonia pipeline system:
Volume shipped (thousand tons)	133	177

Transportation and terminals revenues increased by $9.8 million resulting from higher revenues for each of MMP’s business segments as described below:

•

an increase in petroleum products pipeline system revenues of $6.7 million. Transportation revenues increased as a result of higher average tariffs due in part to MMP’s mid-year 2008 tariff escalation, partially offset by lower transportation volumes due primarily to shipment disruptions in third quarter 2008 attributable to Hurricane Ike. In addition, MMP earned more ancillary fees for leased storage and ethanol and additive blending services.

•

an increase in petroleum products terminals revenues of $1.7 million. Revenues increased at MMP’s marine terminals primarily because operating results from additional storage tanks at MMP’s Galena Park, Texas facility that were placed into service over the past year more than offset the storage and ancillary revenues lost as a result of Hurricane Ike. Conversely, MMP’s inland terminal revenues decreased slightly due to current quarter product supply constraints in the Southeastern United States created by Hurricanes Ike and Gustav and due to lower demand for petroleum products due to high petroleum prices; and

•

an increase in ammonia pipeline system revenues of $1.4 million due to higher average tariffs as a result of MMP’s new tariff agreements and additional shipments resulting from favorable weather and market conditions.

Operating expenses increased by $17.5 million due to higher expenses at MMP’s petroleum products pipeline system and petroleum products terminals segments, partially offset by lower costs at MMP’s ammonia pipeline system, as described below:

•

an increase in petroleum products pipeline system expenses of $17.7 million primarily due to the timing of system integrity spending. The higher system integrity spending was due to accelerating work that was originally planned to occur in fourth quarter 2008, as well as some work scheduled for 2009, to balance integrity work and resources across all of MMP’s assets. Also contributing to the increase in operating expenses were higher environmental expenses due to increased accruals for several historical releases and less favorable product overages (which reduce operating expenses) in the third quarter of 2008;

•

an increase in petroleum products terminals expenses of $1.0 million primarily related to higher maintenance costs as well as higher casualty loss accruals, partially offset by lower property tax assessments; and

•

a decrease in ammonia pipeline system expenses of $1.3 million primarily due to the timing of system integrity costs, partially offset by higher environmental costs. Environmental expenses were higher due to increased accruals for several historical releases.

Product sales revenues in the current period primarily resulted from MMP’s petroleum products blending operation, terminal product gains and transmix fractionation. Product margin resulting from product sales and purchases increased by $24.7 million primarily due to higher margins on MMP’s petroleum products blending operations, attributable mainly to higher product prices and a $12.2 million unrealized gain related to NYMEX contracts. While these NYMEX contracts represent economic hedges against price changes on product sales MMP expects to make in future periods, they do not qualify for hedge accounting treatment; therefore, the change in fair value of these agreements was reflected in the current period product margin.

Operating margin increased $17.6 million primarily due to a higher gross margin from product sales in 2008 and higher revenues from each of MMP’s segments, partially offset by higher operating expenses for MMP’s petroleum products pipeline system.

Depreciation and amortization expense increased by $1.8 million principally related to expansion capital projects placed into service over the past year.

Interest expense, net of interest capitalized and interest income, increased $1.4 million. MMP’s average debt outstanding, excluding fair value adjustments for interest rate hedges, increased to $1.0 billion for third quarter 2008 from $883.2 million for third quarter 2007 principally due to MMP’s borrowings for expansion capital expenditures. The weighted-average interest rate on MMP’s borrowings, after giving effect to the impact of associated fair value hedges, decreased to 5.9% in the 2008 quarter from 6.1% in the 2007 quarter.

Non-controlling owners’ interest in income of consolidated subsidiaries increased $9.9 million due primarily to higher MMP net income.

Provision for income taxes was $0.6 million in third-quarter 2008 compared to a $0.5 million benefit in third-quarter 2007. MMP reduced its income tax accrual in third-quarter 2007 following an evaluation of its partnership-level tax rate, which is based on the financial results of MMP’s assets apportioned to the state of Texas.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2008

	Nine Months Ended September 30,		Variance
			Favorable (Unfavorable)
	2007	2008	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)

Transportation and terminals revenues:
Petroleum products pipeline system	$341.3	$353.7	$12.4	4
Petroleum products terminals	96.5	104.0	7.5	8
Ammonia pipeline system	13.1	16.5	3.4	26
Intersegment eliminations	(2.5)	(2.3)	0.2	8

Total transportation and terminals revenues	448.4	471.9	23.5	5
Affiliate management fees	0.5	0.5	—	—
Operating expenses:
Petroleum products pipeline system	131.3	145.9	(14.6)	(11)
Petroleum products terminals	40.5	42.6	(2.1)	(5)
Ammonia pipeline system	17.5	9.8	7.7	44
Intersegment eliminations	(4.4)	(4.4)	—	—

Total operating expenses	184.9	193.9	(9.0)	(5)

Product margin:
Product sales	493.9	439.6	(54.3)	(11)
Product purchases	444.5	342.4	102.1	23

Product margin	49.4	97.2	47.8	97
Gain on assignment of supply agreement	—	26.5	26.5	n/a
Equity earnings	2.9	3.5	0.6	21

Operating margin	316.3	405.7	89.4	28
Depreciation and amortization expense	58.5	63.8	(5.3)	(9)
Affiliate G&A expense	54.4	55.1	(0.7)	(1)

Operating profit	203.4	286.8	83.4	41

Interest expense (net of interest income and interest capitalized)	35.7	36.0	(0.3)	(1)
Non-controlling owners’ interest in income of consolidated subsidiaries	122.0	182.8	(60.8)	(50)
Debt placement fee amortization	1.4	0.5	0.9	64
Debt prepayment premium	2.0	—	2.0	100
Other (income) expense	0.7	(0.2)	0.9	129

Income before provision for income taxes	41.6	67.7	26.1	63
Provision for income taxes	1.1	1.5	(0.4)	(36)

Net income	$40.5	$66.2	$25.7	63

Operating Statistics:

Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.154	$1.197
Volume shipped (million barrels)	226.8	220.6
Petroleum products terminals:
Marine terminal average storage utilized (million barrels per month)	21.6	23.2
Inland terminal throughput (million barrels)	88.4	81.6
Ammonia pipeline system:
Volume shipped (thousand tons)	533	624

Transportation and terminals revenues increased by $23.5 million resulting from higher revenues for each of MMP’s business segments as described below:

•

an increase in petroleum products pipeline system revenues of $12.4 million. Transportation revenues increased as a result of higher average tariffs due in part to MMP’s mid-year 2007 and 2008 tariff escalations, partially offset by lower transportation volumes due primarily to shipment disruptions in third quarter 2008 attributable to Hurricane Ike and weak demand for petroleum products as a result of higher product prices. MMP also earned more ancillary revenues related to leased storage, ethanol blending services, capacity leases and facility rentals;

•

an increase in petroleum products terminals revenues of $7.5 million. Revenues increased at MMP’s marine terminals primarily due to operating results from additional storage tanks at MMP’s Galena Park, Texas facility that were placed into service throughout 2007 and 2008, as well as higher excess throughput fees. Conversely, MMP’s inland terminal revenues decreased slightly in 2008 as a result of lower throughput volumes offset in part by higher ethanol blending fees; and

•	an increase in ammonia pipeline system revenues of $3.4 million primarily due to higher average tariff rates charged and additional shipments resulting from favorable weather and market conditions.

Operating expenses increased by $9.0 million as higher expenses at MMP’s petroleum products pipeline system and petroleum products terminals segments were partially offset by lower costs related to its ammonia pipeline system, as described below:

•

an increase in petroleum products pipeline system expenses of $14.6 million primarily due to the timing of system integrity spending, less favorable product overages (which reduce operating expenses) in the third quarter of 2008 and higher environmental expenses related to increased accruals for several historical releases. The higher system integrity spending was due to accelerating work that was originally planned to occur in fourth quarter 2008, as well as some work scheduled for 2009, to balance integrity work and resources across all of MMP’s assets. Partially offsetting these items was a $12.1 million reduction to MMP’s operating expenses in second quarter 2008 due to the favorable settlement of a civil penalty related to historical product releases;

•

an increase in petroleum products terminals expenses of $2.1 million primarily related to higher personnel costs and maintenance spending. These increases were partially offset by gains recognized from insurance proceeds received in 2008 associated with hurricane damages sustained during 2005; and

•

a decrease in ammonia pipeline system expenses of $7.7 million primarily due to the timing of system integrity costs, partially offset by higher environmental expenses. Environmental expenses were higher due to increased accruals for several historical releases.

Product margin resulting from product sales and purchases increased by $47.8 million. The increase in 2008 product margin was primarily attributable to higher product prices and the sale of additional product overages by MMP’s petroleum products terminal and the sale of unprocessed transmix by its petroleum products pipeline segment during 2008. Additionally, a $12.2 million unrealized gain was recorded in third quarter 2008 related to the fair value adjustment for MMP’s NYMEX commodity futures contracts. Product sales and product purchases were significantly lower during the current period due to the assignment of a supply agreement during first quarter 2008.

The 2008 period benefited from a $26.5 million gain on the assignment of MMP’s third-party supply agreement during March 2008.

Operating margin increased $89.4 million primarily due to higher revenues from each of MMP’s business segments and higher gross margin from product sales in 2008.

Depreciation and amortization expense increased by $5.3 million primarily related to capital expansion projects placed into service over the past year.

Affiliate G&A expense increased by $0.7 million between periods primarily due to higher personnel, legal and expansion project prospecting costs during 2008, partially offset by lower equity-based incentive compensation expense primarily resulting from a lower fair value for incentive awards accounted for as liabilities.

Interest expense, net of interest income and interest capitalized, increased $0.3 million due primarily to lower interest income in 2008, largely offset by lower interest expense. During 2007, we had a receivable from MMP’s former affiliate associated with an indemnification settlement and recorded interest income on this receivable through June 2007 with no similar interest income in 2008.

MMP’s average debt outstanding, excluding fair value adjustments for interest rate hedges, increased to $970.3 million for the 2008 period from $883.9 million for the 2007 period principally due to MMP’s borrowings for expansion capital expenditures; however, the weighted-average interest rate on MMP’s borrowings, after giving effect to the impact of associated fair value hedges on both periods and step-up adjustments in the 2007 period, decreased to 5.5% in 2008 from 6.2% in 2007.

Non-controlling owners’ interest in income of consolidated subsidiaries increased $60.8 million due primarily to higher MMP net income.

MMP incurred debt refinancing expenses of $2.7 million during the 2007 period with no similar expense in 2008. The expenses for 2007 were associated with the early retirement of MMP’s pipeline notes during second quarter 2007, originally due in October 2007, and included a debt prepayment premium of $2.0 million as well as related interest rate hedge settlements of $0.7 million, which were recorded as other expense.

Provision for income taxes increased $0.4 million in 2008 due primarily to a change in MMP’s partnership-level tax rate from 0.5% in 2007 to 1.0% in 2008. This rate increase resulted from MMP losing its petroleum product wholesaler status with the state of Texas following its assignment of a supply agreement in March 2008.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities was $331.5 million and $210.3 million for the nine months ended September 30, 2008 and 2007, respectively. The $121.2 million increase from 2007 to 2008 was primarily attributable to:

•	$60.0 million increase in net income, net of non-cash non-controlling owners’ interest in income of consolidated subsidiaries and non-cash gain on assignment of supply agreement;

•

$39.3 million decrease in inventories in 2008 versus a $14.4 million increase in inventories in 2007. The decrease in inventories during 2008 is principally due to the sale of petroleum products inventory MMP maintained prior to the assignment of its product supply agreement to a third party in March 2008;

•	$16.3 million increase in accounts payable in 2008 versus a $13.1 million decrease in accounts payable in 2007 due primarily to the timing of invoices received from vendors and suppliers; and

•

$3.9 million increase in accrued product purchases in 2008 versus a $19.4 million decrease in accrued product purchases in 2007 due primarily to the timing of invoices received from vendors and suppliers.

These increases were partially offset by:

•	$18.5 million decrease in the supply agreement deposit in 2008 as a result of the assignment of MMP’s product supply agreement to a third party in March 2008;

•

$5.3 million increase in accounts receivable and other accounts receivable in 2008 versus a $14.1 million decrease in 2007 primarily due to the receipt of $35.0 million from a former affiliate during 2007 (see Indemnification settlement below), partially offset by timing of payments received from customers; and

•

$17.4 million decrease in environmental liabilities in 2008 versus a $2.8 million increase in environmental liabilities in 2007. The decrease in environmental liabilities during 2008 is principally due to the favorable settlement of a civil penalty related to historical product releases.

Net cash used by investing activities for the nine months ended September 30, 2008 and 2007 was $219.3 million and $145.0 million, respectively. During 2008, MMP spent $208.9 million for capital expenditures, which included $29.7 million for maintenance capital and $179.2 million for expansion capital. Additionally, MMP acquired petroleum products terminals in Bettendorf, Iowa and Wrenshall, Minnesota for cash spending of $12.0 million and $8.6 million, respectively, during 2008. During 2007, MMP spent $136.1 million for capital expenditures, of which $25.9 million was for maintenance capital and $110.2 million was for expansion capital.

Net cash used by financing activities for the nine months ended September 30, 2008 and 2007 was $92.4 million and $71.8 million, respectively. During 2008, we paid distributions of $60.6 million to our unitholders and general partner and MMP paid distributions of $134.7 million to its owners other than us. Borrowings from a debt financing of $250.0 million were used to reduce MMP’s revolving credit facility by $148.5 million and pay for expansion projects. Cash used during 2007 reflects $49.1 million of distributions by us to our unitholders and general partner and $123.0 million of distributions by MMP to its owners other than us, partially offset by net borrowings on MMP’s revolving credit facility of $119.5 million and $248.9 million from a debt financing. A portion of these borrowings were used to repay the remaining balance of $272.6 million of MMP’s pipeline notes during the 2007 period.

MMP’s general partner declared a quarterly distribution of $0.7025 per MMP limited partner unit associated with third quarter 2008 earnings. Based on this declared distribution, we will receive $22.9 million related to our ownership of the general partner interest and incentive distribution rights in MMP. As a result, our general partner declared a quarterly distribution of $0.3540 per limited partner unit also associated with the third quarter of 2008. The total distribution to be paid on our 62.6 million outstanding limited partner units will be $22.2 million. If we continue to pay cash distributions at this current level and the number of outstanding units remains the same, we would pay total cash distributions of $88.7 million on an annual basis.

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

During third quarter 2008, MMP’s maintenance capital spending was $11.5 million, including $0.7 million of spending that would have been covered by indemnifications settled in May 2004. For the nine months ended September 30, 2008, MMP spent maintenance capital of $29.7 million, including $2.5 million of spending that would have been covered by the May 2004 indemnification settlement and $1.7 million for which MMP expects reimbursement. MMP has received the entire $117.5 million under the indemnification settlement agreement. Please see Environmental below for additional description of this agreement.

For 2008, MMP expects to incur maintenance capital expenditures for its existing businesses of approximately $45.0 million, including $7.0 million of maintenance capital that has already been reimbursed to MMP through the indemnification settlement or expected to be received from third-party reimbursements.

In addition to maintenance capital expenditures, MMP also incurs expansion capital expenditures at its existing facilities. During third quarter 2008, MMP spent approximately $65.4 million for organic growth projects and acquired a petroleum products terminal already connected to its petroleum products pipeline system for $8.6 million. For the nine months ended September 30, 2008, MMP spent $179.2 million for organic growth projects and acquired two petroleum products terminals already connected to its petroleum products pipeline system for $20.6 million. Based on the progress of expansion projects already underway, MMP expects to spend approximately $300.0 million of growth capital including acquisitions during 2008, with an additional $200.0 million in 2009 and $80.0 million in 2010 to complete these projects.

MMP relies on its revolving credit facility as an interim source of financing for capital expansion projects. If any of the banks committed to fund MMP’s facility were unable to perform on their commitments, MMP’s liquidity could be impaired, which could reduce its ability to fund growth capital expenditures. Current market conditions have resulted in higher credit spreads on long-term borrowings and significantly reduced demand for new corporate debt issues. Equity prices, including our own unit price, have experienced abnormally high volatility during the current period. If these conditions persist, MMP’s cost of capital could increase and our and MMP’s ability to finance growth capital expenditures or acquisitions in a cost-effective manner could be reduced. MMP’s management believes it will have sufficient liquidity to meet its capital expenditure requirements for the remainder of 2008 and for 2009.

Liquidity

As of September 30, 2008, total debt reported on our consolidated balance sheet was $1,017.5 million. The difference between this amount and the $1,015.0 million face value of our outstanding consolidated debt is adjustments related to the fair value hedges and unamortized discounts on debt issuances.

Our Debt

As of September 30, 2008, we had no debt outstanding other than MMP’s debt, which is consolidated on our financial statements.

Affiliate Working Capital Loan. During both 2007 and 2008, we entered into a $5.0 million revolving credit facility with MGG MH as the lender, with a maturity date of December 31 of each respective year. There were no borrowings under these facilities at any time during 2007 or through September 30, 2008. The current facility is available exclusively to fund our working capital borrowings. Borrowings, if any, under the facility bear interest at LIBOR plus 2.0%, and we pay a commitment fee to MGG MH on the unused portion of the working capital facility of 0.3%.

Debt of MMP

Revolving Credit Facility. The total borrowing capacity under MMP’s revolving credit facility, which matures in September 2012, is $550.0 million. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.3% to 0.8% based on MMP’s credit ratings and amounts outstanding under the facility. Additionally, a commitment fee is assessed at a rate from 0.05% to 0.125%, depending on MMP’s credit rating. As of September 30, 2008, $15.0 million was outstanding under this facility, and $3.3 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our and MMP’s consolidated balance sheets. The weighted-average interest rate on borrowings outstanding under the facility at September 30, 2007 and 2008 was 5.9% and 2.9%, respectively. Borrowings outstanding under this facility of $212.0 million were repaid with the net proceeds from MMP’s debt offering of 10-year senior notes completed in July 2008 (see 6.40% Notes due 2018, below). On October 9, 2008, MMP borrowed an additional $70.0 million under its revolving credit facility as a precautionary measure to support its short-term liquidity during the current market turmoil. All of the banks in the syndicate performed their obligation to fund this borrowing.

6.45% Notes due 2014. In May 2004, MMP sold $250.0 million aggregate principal of 6.45% notes due 2014 in an underwritten public offering. The notes were issued for the discounted price of 99.8%, or $249.5 million, and the discount is being accreted over the life of the notes. Including the impact of amortizing the gains realized on the hedges associated with these notes, the effective interest rate of these notes is 6.3%.

5.65% Notes due 2016. In October 2004, MMP issued $250.0 million of 5.65% senior notes due 2016 in an underwritten public offering. The notes were issued for the discounted price of 99.9%, or $249.7 million, and the discount is being accreted over the life of the notes. MMP used an interest rate swap to effectively convert $100.0 million of these notes to floating-rate debt until May 2008 (see Interest Rate Derivatives, below). Including the amortization of the $3.8 million gain realized from unwinding that swap, and the amortization of losses realized on pre-issuance hedges associated with these notes, the weighted average interest rate of these notes at September 30, 2007 and 2008 was 5.9% and 5.7%, respectively. The outstanding principal amount of the notes was increased by $2.7 million at December 31, 2007 for the fair value of the associated swap-to-floating derivative instrument and by $3.7 million at September 30, 2008 for the unamortized portion of the payment received upon termination of that swap.

6.40% Notes due 2018. In July 2008, MMP issued $250.0 million of 6.40% notes due 2018 in an underwritten public offering. Net proceeds from the offering, after underwriter discounts of $1.6 million and offering costs of $0.4 million, were $248.0 million. The net proceeds were used to repay the $212.0 million of borrowings outstanding under MMP’s revolving credit facility at that time, and the balance was used for general partnership purposes. In connection with this offering, MMP entered into $100.0 million of interest rate swap agreements to hedge against changes in the fair value of a portion of these notes. These agreements effectively change the interest rate on $100.0 million of these notes from 6.40% to a floating rate of six-month LIBOR plus 1.83%. The swap agreements expire on July 15, 2018, the maturity date of the 6.40% notes. Including the impact of this swap, the weighted-average interest rate on borrowings outstanding under the facility at September 30, 2008 was 5.8%.

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

Interest Rate Derivatives. MMP uses interest rate derivatives to help manage interest rate risk. As of September 30, 2008, MMP had two interest rate swap agreements outstanding, which it entered into during July 2008 to hedge against changes in the fair value of a portion of MMP’s $250.0 million of 6.40% notes due 2018. These agreements effectively change the interest rate on $100.0 million of these notes to a floating rate of six-month LIBOR plus 1.83%. The swap agreements expire on July 15, 2018, the maturity date of these notes.

Credit Ratings. MMP’s current corporate credit ratings are BBB by Standard and Poor’s and Baa2 by Moody’s Investor Services. We do not currently have and are not currently intending to obtain a credit rating by any of the rating agencies.

Off-Balance Sheet Arrangements

None.

Environmental

MMP’s operations are subject to federal, state and local environmental laws and regulations. MMP has accrued liabilities for estimated costs at its facilities and properties. Under its accounting policies, MMP records liabilities when environmental costs are probable and can be reasonably estimated. The determination of amounts recorded for environmental liabilities involves significant judgments and assumptions by MMP’s management. Due to the inherent uncertainties involved in determining environmental liabilities, it is reasonably possible that the actual amounts required to extinguish these liabilities could be materially different from those MMP has recognized.

Indemnification settlement. Prior to May 2004, a former affiliate provided indemnifications to MMP for certain assets MMP had acquired from it. In May 2004, MMP entered into an agreement with its former affiliate under which its former affiliate agreed to pay MMP $117.5 million to release it from those indemnification obligations, which MMP has collected. As of September 30, 2008, known liabilities that would have been covered by these indemnifications were $26.5 million. Through September 30, 2008, MMP spent $56.9 million of the indemnification settlement proceeds for indemnified matters, including $22.5 million of capital costs. MMP has not reserved the cash received from this indemnity settlement but has used it for its various other cash needs, including expansion capital spending.

Ammonia EPA issue. In February 2007, MMP received notice from the Department of Justice (“DOJ”) that the Environmental Protection Agency (“EPA”) had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by MMP and, at the time of the releases, operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of MMP’s ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million for which the third-party operator has requested indemnification. In March 2007, MMP also received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator has subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. MMP believes that it does not have an obligation to indemnify or defend the third-party operator for the DOJ criminal fine settlement. The DOJ stated in its notice to MMP that it does not expect MMP or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for these matters based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and the third-party operator regarding these two releases but is unable to determine what its ultimate liability could be for these matters. Adjustments to MMP’s recorded liability, which could occur in the near term, could be material to MMP’s and our results of operations and cash flows.

Other Items

Pipeline tariff increase. The Federal Energy Regulatory Commission regulates the rates charged on interstate common carrier pipeline operations primarily through an index methodology, which establishes the maximum amount by which tariffs can be adjusted. Approximately 40% of MMP’s tariffs are subject to this indexing methodology, while the remaining 60% of the tariffs can be adjusted at its discretion based on competitive factors. The current approved indexing methodology is the annual change in the producer price index for finished goods (“PPI-FG”) plus 1.3%. Based on an actual change in PPI-FG of approximately 3.9% during 2007, MMP increased virtually all of its published tariffs by the allowed adjustment of approximately 5.2% effective July 1, 2008. Through September 2008, the change in PPI-FG for 2008 is approximately 8%. At this level, MMP would be allowed to increase its indexed rates by an amount up to 9% consistent with market conditions.

Impact of commodity prices. The recent high pricing environment for petroleum products has resulted in reduced volumes of refined petroleum products, such as gasoline and diesel fuel, MMP transports on its petroleum products pipeline system and distributes through its inland terminals. A prolonged period of high refined product prices could lead to a further reduction in demand and result in lower shipments on MMP’s pipeline system and reduced demand for its terminal services. MMP’s commodity-related activities, such as its petroleum products blending operation, terminal product gains and transmix fractionation, have benefited from the increasing commodity prices as the gross margin it realizes from these activities can be substantially higher in periods when refined petroleum prices are increasing. Through the nine months ended September 30, 2008, the benefit of high prices to MMP’s commodity-related activities has exceeded the unfavorable impact to its transportation and terminals volumes, resulting in a larger portion of its financial results attributable to commodity-related activities. MMP’s management expects its commodity-related activities will continue to be a larger portion of its financial results despite the recent decline in petroleum product prices because of an overall decrease in demand in petroleum products in the markets MMP serves.

Ammonia operating agreement. Effective July 1, 2008, MMP assumed operating responsibility for its ammonia pipeline system, which previously had been operated by a third-party pipeline company.

Ammonia contracts. MMP finalized new five-year transportation agreements with its three ammonia pipeline system customers that extend from July 1, 2008 through June 30, 2013 and, effective July 1, 2008, MMP increased its tariffs by an average of $4.00 per ton.

Unrecognized product gains. MMP’s petroleum products terminals operations generate product overages and shortages. When MMP’s petroleum products terminals experience net product shortages, it recognizes expense for those losses in the periods in which they occur. When MMP’s petroleum products terminals experience net product overages, it has product on hand for which it has no cost basis. Therefore, these net overages are not recognized in MMP’s financial statements until the associated barrels are either sold or used to offset product losses. The net unrecognized product overages for MMP’s petroleum products terminals operations had a market value of approximately $7.4 million as of September 30, 2008. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

Affiliate transactions. Since December 2005, our general partner has provided the employees necessary to conduct MMP’s business operations and MMP reimburses our general partner for these costs. We have agreed to reimburse MMP for G&A expenses, excluding equity-based compensation, in excess of a defined G&A cap. For the three and nine months ended September 30, 2008, MMP was allocated operating expenses from our general partner of $21.3 million and $63.9 million, respectively, and G&A costs of $12.0 million and $36.0 million, respectively. For the three and nine months ended September 30, 2007, MMP was allocated operating expenses from our general partner of $20.9 million and $59.8 million, respectively, and G&A expenses of $12.2 million and $34.5 million, respectively. The amount of G&A costs required to be reimbursed to MMP was $0.4 million and $1.2 million for the three and nine months ended September 30, 2008, respectively, and $1.9 million and $3.7 million for the three and nine months ended September 30, 2007, respectively. The owner of our general partner reimburses us for the same amounts we reimburse to MMP for these excess G&A expenses. We record these reimbursements as a capital contribution from our general partner. Although this agreement does not expire until December 31, 2010, we do not expect that we will be required to make reimbursements to MMP for excess G&A costs beyond 2008.

MMP owns a 50% interest in a crude oil pipeline company. MMP earns a fee to operate this pipeline which was $0.2 million for both the three months ended September 30, 2008 and 2007 and $0.5 million for both the nine months ended September 30, 2008 and 2007. MMP reports these fees as affiliate management fee revenue on its consolidated statements of income.

As MMP’s distributions have exceeded target levels as specified in its partnership agreement, MMP GP receives approximately 50%, including its approximate 2% general partner interest, of any incremental cash distributed per MMP limited partner unit. Since we own MMP GP, we benefit from these distributions. As of September 30, 2008, the executive officers of our general partner collectively owned approximately 3.0% of MGG MH, which owns 14% of our limited partner interests; therefore, the executive officers of our general partner also indirectly benefit from these distributions. Assuming MMP has sufficient available cash to continue to pay distributions on all of its outstanding units for four quarters at its current quarterly distribution level of $0.7025 per unit, MMP GP would receive annual distributions of approximately $91.6 million on its combined general partner interest and incentive distribution rights.

New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP clarified that unvested share-based payment awards that contain non-forfeitable rights to distributions or distribution equivalents, whether paid or unpaid, are participating securities as defined in Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings Per Share and are to be included in the computation of earnings per unit pursuant to the two-class method of calculating earnings per unit as described in SFAS No. 128. This FSP is effective for financial statements issued after December 15, 2008. Early application is prohibited. Application of this FSP will not have a material impact on our financial position, results of operations or cash flows.

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

In March 2008, the FASB ratified EITF Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships. Under EITF No. 07-4, the excess of distributions over earnings and/or excess of earnings over distributions for each period are required to be allocated to the entities’ general partner based solely on the general partner’s ownership interest at the time. This EITF is effective beginning January 1, 2009 and early application is not permitted. Our adoption of this standard will have no impact on our income allocation methodology or our calculation of earnings per unit as we currently allocate the excess of distributions over earnings and the excess of earnings over distribution to our general partner based on its ownership interest in us. The adoption of this FSP did not have a material effect on our results of operations, financial position or cash flows.

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

Commodity Price Risk

MMP uses derivatives to help it manage product purchases and sales. Derivatives that qualify for and are designated as normal purchases and sales are accounted for using traditional accrual accounting. As of September 30, 2008, MMP had commitments under forward purchase contracts for product purchases of approximately 360 thousand barrels that will be accounted for as normal purchases totaling approximately $26.4 million, and commitments under forward sales contracts for product sales of approximately 165 thousand barrels that will be accounted for as normal sales totaling approximately $19.7 million.

In August 2008, MMP entered into New York Mercantile Exchange (“NYMEX”) commodity based futures contracts, representing 755 thousand barrels of gasoline. Although these NYMEX agreements hedge against price changes on the petroleum products MMP expects to sell in the future, they do not meet the requirements for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended; therefore, MMP has recognized the gain from these agreements currently in earnings. During September 2008, MMP terminated agreements associated with the sale of 35 thousand barrels of gasoline and recognized a gain of $0.2 million from unwinding those contracts. At September 30, 2008, the fair value of the remaining agreements, representing 720 thousand barrels of petroleum products, was $12.2 million, which MMP recognized as energy commodity derivative contracts on its consolidated balance sheet and as product sales revenues on its current consolidated statement of income. These contracts have maturities from October 2008 through April 2009. Based on MMP’s open NYMEX contracts at September 30, 2008, a $1.00 per barrel increase in the price of regular gasoline would result in a $0.7 million decrease in MMP’s product sales revenues and a $1.00 per barrel decrease in the price of regular gasoline would result in a $0.7 million increase in its product sales revenues.

Interest Rate Risk

As of September 30, 2008, MMP had $15.0 million outstanding on its variable rate revolving credit facility. MMP had no other variable rate debt outstanding; however, due to an interest rate swap agreement discussed below, MMP is exposed to variable interest rates on an additional $100.0 million of its debt. Considering this swap agreement and the amount outstanding on MMP’s revolving credit facility as of September 30, 2008, its annual interest expense would change by $0.1 million if LIBOR were to change by 0.125%.

In July 2008, MMP entered into a total of $100.0 million of interest rate swap agreements to hedge against changes in the fair value of a portion of its $250.0 million notes due July 2018. These swap agreements effectively change the interest rate on $100.0 million of those notes from 6.40% to a floating rate of six-month LIBOR plus 1.83%. The swap agreements expire on July 15, 2018, the maturity date of the 6.40% notes.

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

The following are among the important factors that could cause future results to differ materially from any projected, forecasted, estimated or budgeted amounts we have discussed in this report:

•	our ability to pay distributions to our unitholders;

•	our expected receipt of distributions from MMP;

•	price fluctuations for natural gas liquids and refined petroleum products and the expectations about future prices for these products;

•	overall demand for natural gas liquids, refined petroleum products, natural gas, crude oil and ammonia in the United States;

•	weather patterns materially different than historical trends;

•	development of alternative energy sources;

•	increased use of biofuels such as ethanol and biodiesel;

•	changes in demand for storage in MMP’s petroleum products terminals;

•	changes in supply patterns for MMP’s marine terminals due to geopolitical events;

•	our and MMP’s ability to manage interest rate and commodity price exposures;

•	MMP’s ability to satisfy its product purchase obligations at historical purchase terms;

•	changes in MMP’s tariff rates implemented by the Federal Energy Regulatory Commission, the United States Surface Transportation Board and state regulatory agencies;

•	shut-downs or cutbacks at major refineries, petrochemical plants, ammonia production facilities or other businesses that use or supply MMP’s services;

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

•	MGG Midstream Holdings, L.P.’s term loan could restrict our ability to issue additional debt;

•	a change in control of MMP’s general partner, which could, under certain circumstances, result in MMP’s debt becoming due and payable;

•	the condition of the credit and capital markets in the United States;

•	the effect of changes in accounting policies;

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

The list of important factors is not exclusive. Please refer to “Risk Factors” in our 2007 Annual Report on Form 10-K and to “Risk Factors” in Part II, Item 1A of this 10-Q report and our 10-Q report for the quarterly period ended June 30, 2008. We undertake no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events, changes in assumptions or otherwise.

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

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A, “Risk Factors” in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, which could materially affect our business, financial condition or future results. The risks described below, in our Annual Report on Form 10-K and in our quarterly reports on Form 10-Q, are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

MMP may not be able to obtain funding because of the deterioration of the credit and capital markets. This may hinder or prevent it from meeting its future capital needs.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile, which has caused a substantial deterioration in the credit and capital markets. These conditions, along with significant write-offs in the financial services sector and the re-pricing of credit risk, have made, and will likely continue to make, it difficult to obtain funding for MMP’s capital needs.

In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to existing debt, and reduced and, in some cases, ceased to provide funding to borrowers.

If any of MMP’s 18 committed lenders under its revolving credit facility were to become unwilling or unable to meet their funding obligations, and if the other committed lenders thereunder were to refuse to provide additional funding to make up the portion of the unfulfilled commitments, MMP would be unable to use the full borrowing capacity under its revolving credit agreement.

Due to these factors, MMP cannot be certain that funding for its capital needs from credit and capital markets will be available if needed and, to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, MMP may be unable to meet its obligations as they come due or be required to substantially reduce its capital expenditures and therefore be unable to expand its existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on MMP’s revenues and results of operations.

Many of MMP’s customers’ activity levels and spending for its products and services may be impacted by the volatility of oil and natural gas prices and the current deterioration in the credit and capital markets.

Recently, commodity prices have been extremely volatile and have declined substantially. While current commodity prices are important contributors to positive cash flow for MMP’s customers, expectations about future prices and price volatility are generally more important for determining future spending levels. Additionally, many of MMP’s customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been a significant decline in the capital markets and the availability of credit. Additionally, many of MMP’s customers’ equity values have substantially declined. The combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in MMP’s customers reducing capital expenditure budgets, curtailing operations or failing to meet their obligations as they come due. A material reduction in, or curtailment of, the operations or growth of MMP’s customer base as a whole, or any failure of its customers to meet or continue their contractual obligations to MMP could have a material adverse effect on its revenues and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 10.1	–	Services Agreement dated December 24, 2005 between Magellan Midstream Partners, L.P. and Magellan Midstream Holdings GP, LLC.

Exhibit 31.1	–	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

Exhibit 31.2	–	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

Exhibit 32.1	–	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

Exhibit 32.2	–	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma, on November 3, 2008.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

By:	Magellan Midstream Holdings GP, LLC,
its General Partner

/s/ John D. Chandler
John D. Chandler
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibit 10.1	–	Services Agreement dated December 24, 2005 between Magellan Midstream Partners, L.P. and Magellan Midstream Holdings GP, LLC.

Exhibit 31.1	–	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

Exhibit 31.2	–	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

Exhibit 32.1	–	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

Exhibit 32.2	–	Section 1350 Certification of John D. Chandler, Chief Financial Officer.