Form 10-K
period 2008-12-31
MAGELLAN MIDSTREAM HOLDINGS LP
filed 2009-02-26
CIK 1246263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

The aggregate market value of the registrant’s voting and non-voting common units held by non-affiliates computed by reference to the price at which the common units were last sold as of June 30, 2008 was $1,210,342,005.

As of February 25, 2009, there were 62,646,551 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement being prepared for the solicitation of proxies in connection with the 2009 Annual Meeting of Limited Partners are incorporated by reference in Part III of this Form 10-K.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

FORM 10-K

PART I

ITEM 1.	Business

(a) General Development of Business

Unless indicated otherwise, the terms “our,” “we,” “us” and similar language refer to Magellan Midstream Holdings, L.P. We were formed in April 2003 as a Delaware limited partnership to hold ownership interests in Magellan Midstream Partners, L.P. and Magellan GP, LLC.

Until December 2008, our general partner, Magellan Midstream Holdings GP, LLC, a Delaware limited liability company, owned an approximate 0.01% general partner interest in us. MGG Midstream Holdings, L.P. (“MGG MH”), which is primarily owned by private equity firms Madison Dearborn Partners, LLC (“Madison Dearborn”) and Carlyle/Riverstone MLP Holdings, L.P. (“Carlyle/Riverstone”) as well as certain members of our management, owned approximately 14%, or 8.8 million common units, of our limited partner units and all of the membership interests of our general partner. In December 2008, we bought our general partner from MGG Midstream Holdings, L.P. In addition, our 8.8 million common units held by MGG Midstream Holdings, L.P. were distributed to its equity owners. We did not issue additional common units or receive any proceeds as a result of these transactions.

Our organizational structure at December 31, 2008 and that of our affiliate entities, as well as how we refer to these affiliates in this annual report on Form 10-K, are provided below.

(1)	MGG GP holds a non-economic general partner interest in us.

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

Our primary objective is to increase distributable cash flow to our unitholders through our ownership of the general partner interest and incentive distribution rights in MMP. We plan to achieve this objective through MMP executing its business strategy, which includes continued growth through strategic acquisitions and expansion projects that enable cash distributions to be increased over time.

During 2008, the allocation of MMP’s distributions was as follows:

	Percentage of Distributions
		General Partner
Quarterly Distribution Amount per Unit	Limited Partners	General Partner Interest	Incentive Distribution Rights
Up to $0.289	98.011%	1.989%	0.000%
Above $0.289 up to $0.328	85.011%	1.989%	13.000%
Above $0.328 up to $0.394	75.011%	1.989%	23.000%
Above $0.394	50.011%	1.989%	48.000%

See Note 22—Subsequent Events in the accompanying consolidated financial statements for a discussion of changes in the percentage of distributions paid by MMP to its limited and general partner interests that occurred on January 23, 2009.

For the quarter ended December 31, 2008, MMP declared and paid a distribution of $0.71 per MMP limited partner unit, which entitled us to receive approximately 50%, including our approximate 2% general partner interest, of the incremental cash distribution per MMP limited partner unit from MMP in excess of $0.39375 per MMP limited partner unit. This distribution was paid on February 13, 2009, of which $1.4 million was paid to us in connection with our ownership of MMP’s general partner interest and $22.1 million was paid to us in connection with our ownership of MMP’s incentive distribution rights.

Our Management

MGG GP, our general partner, manages our operations and activities, including, among other things, establishing the quarterly cash distribution levels for our limited partner units and any reserves it believes prudent to maintain for the proper conduct of our business. We own 100% of our general partner, which has a non-economic interest in us. Our general partner does not receive any management fee or other compensation in connection with its management of our business but is entitled to be reimbursed for all direct and indirect expenses incurred on our behalf.

We control MMP through our ownership of its general partner, MMP GP. The officers of our general partner, MGG GP, are also officers of MMP GP, and our general partner’s employees operate MMP. Three of our five directors are independent directors as defined by the New York Stock Exchange (“NYSE”). The board of MMP GP is responsible for overseeing MMP GP’s role as the general partner of MMP and we, as the sole member of MMP GP, must also approve matters that have or would be reasonably expected to have a material effect on our interest as the sole member of MMP GP. We also have exclusive authority over the business and affairs of MMP GP other than its role as the general partner of MMP.

Magellan Midstream Partners, L.P.

Overview

MMP is a publicly traded Delaware limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products.

As of December 31, 2008, MMP’s assets consisted of:

•

an approximately 8,700-mile petroleum products pipeline system, including 49 petroleum products terminals serving the mid-continent region of the United States, referred to as the petroleum products pipeline system;

•

seven petroleum products terminal facilities located along the United States Gulf and East Coasts, referred to as marine terminal facilities, and 27 petroleum products terminals located principally in the southeastern United States, referred to as inland terminals; and

•	a 1,100-mile ammonia pipeline system serving the mid-continent region of the United States.

Petroleum Products Industry Background

The United States petroleum products transportation and distribution system links oil refineries to end-users of gasoline and other petroleum products and is comprised of a network of pipelines, terminals, storage facilities, tankers, barges, railcars and trucks. For transportation of petroleum products, pipelines are generally the lowest-cost alternative for intermediate and long-haul movements between different markets. Throughout the distribution system, terminals play a key role in moving products to the end-user markets by providing storage, distribution, blending and other ancillary services. Petroleum products transported, stored and distributed through MMP’s petroleum products pipeline system and petroleum products terminals include:

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

The Gulf Coast region is a significant supply source for MMP’s facilities and is a major hub for petroleum refining. According to the “Petroleum Supply Annual for 2008” published by the Energy Information Administration (“EIA”), the Gulf Coast region accounted for approximately 43% of total U.S. daily refining capacity and 63% of U.S. refining capacity expansion from 1999 to 2007. The growth in Gulf Coast refining capacity has resulted in part from consolidation in the petroleum industry to take advantage of economies of scale from operating larger, concentrated refineries.

MMP’s Operations

PETROLEUM PRODUCTS PIPELINE SYSTEM

MMP’s common carrier petroleum products pipeline system extends approximately 8,700 miles and covers a 13-state area, extending from the Gulf Coast refining region of Texas through the Midwest to Colorado, North Dakota, Minnesota, Wisconsin and Illinois. MMP’s pipeline system transports petroleum products and LPGs and includes 49 terminals. The products transported on MMP’s pipeline system are largely transportation fuels, and in 2008 were comprised of 52% gasoline, 39% distillates (which include diesel fuels and heating oil) and 9% aviation fuel and LPGs. Product originates on MMP’s pipeline system from direct connections to refineries and interconnections with other interstate pipelines for transportation and ultimate distribution to retail gasoline stations, truck stops, railroads, airports and other end-users. The petroleum products pipeline system segment accounted for 87%, 88% and 84% of consolidated total revenues for the years ended December 31, 2006, 2007 and 2008, respectively. See Note 15—Segment Disclosures in the accompanying consolidated financial statements for financial information about MMP’s petroleum products pipeline system segment.

MMP’s petroleum products pipeline system is dependent on the ability of refiners and marketers to meet the demand for refined petroleum products and LPGs in the markets they serve through their shipments on MMP’s pipeline system. According to December 2008 projections provided by the EIA, the demand for refined petroleum products in the primary market areas served by MMP’s petroleum products pipeline system, known as West North Central and West South Central census districts, is expected to remain relatively stable over the next 10 years. The total production of refined petroleum products from refineries located in West North Central districts is currently insufficient to meet the demand for refined petroleum products. The excess West North Central demand has been and is expected to be met largely by imports of refined petroleum products via pipelines from Gulf Coast refineries that are located in the West South Central census region, which represents the Gulf Coast region.

MMP’s petroleum products pipeline system is well connected to Gulf Coast refineries. In addition to its own pipeline that originates in the Gulf Coast region, MMP also has interconnections with the Explorer and Seaway/ConocoPhillips pipelines. These connections to Gulf Coast refineries, together with MMP’s pipeline’s extensive network throughout the West North Central district and connections to the West South Central district refineries, should allow MMP to accommodate any demand growth or major supply shifts that may occur.

The operating statistics below reflect MMP’s petroleum products pipeline system’s operations for the periods indicated:

	Year Ended December 31,
	2006	2007	2008
Shipments (thousand barrels):
Refined products
Gasoline	164,548	159,807	152,703
Distillates	113,217	119,602	114,751
Aviation fuel	22,060	24,562	22,190
LPGs	9,812	3,232	6,252

Total product shipments	309,637	307,203	295,896
Capacity leases	21,605	30,114	24,665

Total shipments, including capacity leases	331,242	337,317	320,561

Daily average (thousand barrels)	908	924	876

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

Operations. MMP’s petroleum products pipeline system is the longest common carrier pipeline for refined petroleum products and LPGs in the United States. Through direct refinery connections and interconnections with other interstate pipelines, MMP’s system can access more than 40% of the refinery capacity in the continental United States. In general, MMP does not take title to the petroleum products it transports except with respect to its petroleum products blending and fractionation activities and product overages in its pipeline system.

In 2008, MMP’s petroleum products pipeline system generated 74% of its revenue, excluding product sales revenues, from transportation tariffs on volumes shipped. These transportation tariffs vary depending upon where the product originates, where ultimate delivery occurs and any applicable discounts. All interstate transportation rates and discounts are in published tariffs filed with the Federal Energy Regulatory Commission (“FERC”). Included as a part of these tariffs are charges for terminalling and storage of products at 37 of MMP’s pipeline system’s 49 terminals. Revenues from terminalling and storage at MMP’s other 12 terminals are at privately negotiated rates.

In 2008, MMP’s petroleum products pipeline system generated the remaining 26% of its revenues, excluding product sales revenues, from leasing pipeline and storage tank capacity to shippers and from providing product and other services such as ethanol unloading and loading, additive injection, custom blending, laboratory testing and data services to shippers, which are performed under a mix of “as needed,” monthly and long-term agreements. MMP also receives fees for operating the Longhorn Partners Pipeline and the Osage Pipeline systems.

Product margin for the petroleum products pipeline primarily results from MMP’s petroleum products blending and transmix fractionation activities. MMP’s petroleum products blending activity involves purchasing natural gas liquids and blending them into gasoline, which creates additional gasoline available for MMP to sell. This activity is limited by seasonal gasoline vapor pressure specifications and by the varying quality of the product delivered to MMP at its pipeline origins. MMP typically locks in most of the margin from this blending activity by entering into either forward physical or New York Mercantile Exchange (“NYMEX”) gasoline sales contracts at the time it purchases the related natural gas liquids. MMP also operates two fractionators along its pipeline system that separate transmix, which is an unusable mixture of various petroleum products, back into its original components. MMP purchases transmix from third parties and sells the resulting separated petroleum products. Prior to March 2008, MMP also received product margin from a third-party supply agreement. Product margin from all of these activities was $50.6 million, $66.2 million and $114.4 million for the years ended December 31, 2006, 2007 and 2008, respectively. The amount of margin MMP earns from these activities fluctuates with changes in petroleum prices, and MMP benefited significantly from the unprecedented increase in petroleum prices during the first half of 2008.

Facilities. MMP’s petroleum products pipeline system consists of an approximately 8,700-mile pipeline with 49 terminals and includes more than 30.0 million barrels of aggregate usable storage capacity. The terminals deliver petroleum products primarily into tank trucks.

Petroleum Products Supply. Petroleum products originate from both refining and pipeline interconnection points along MMP’s pipeline system. In 2008, 60% of the petroleum products transported on MMP’s petroleum products pipeline system originated from 12 direct refinery connections and 40% originated from multiple interconnections with other pipelines.

As set forth in the table below, MMP’s system also is directly connected to, and receives product from, 12 operating refineries.

Major Origins—Refineries (Listed Alphabetically)

Company	Refinery Location
Coffeyville Resources	Coffeyville, KS
ConocoPhillips	Ponca City, OK
Flint Hills Resources (Koch)	Pine Bend, MN
Frontier Oil	El Dorado, KS
Gary-Williams Energy	Wynnewood, OK
Marathon Ashland Petroleum	St. Paul, MN
Murphy Oil USA	Superior, WI
National Cooperative Refining Association	McPherson, KS
Sinclair Oil	Tulsa, OK
Sunoco	Tulsa, OK
Valero Energy	Ardmore, OK
Valero Energy	Houston, TX

MMP’s system is connected to multiple pipelines, including the pipelines set forth in the table below:

Major Origins—Pipeline Connections (Listed Alphabetically)

Pipeline	Connection Location	Source of Product
BP	Manhattan, IL	Whiting, IN refinery
Cenex	Fargo, ND	Laurel, MT refinery
ConocoPhillips	Kansas City, KS	Various Gulf Coast refineries (via Seaway/Standish Pipeline); Borger, TX refinery
Explorer	Glenpool, OK; Mt. Vernon, MO	Various Gulf Coast refineries
Mid-America (Enterprise)	El Dorado, KS	Conway, KS storage
NuStar Energy	El Dorado, KS; Minneapolis, MN; Wynnewood, OK	Various OK & KS refineries; Mandan, ND refinery
ONEOK Partners	Plattsburg, MO; Des Moines, IA; Wayne, IL	Bushton, KS storage and Chicago, IL area refineries
Sinco	East Houston, TX	Deer Park, TX refinery
West Shore	Chicago, IL	Various Chicago, IL area refineries

Customers and Contracts. MMP ships petroleum products for several different types of customers, including independent and integrated oil companies, wholesalers, retailers, railroads, airlines and regional farm cooperatives. End markets for these deliveries are primarily retail gasoline stations, truck stops, farm cooperatives, railroad fueling depots and military and commercial jet fuel users. Propane shippers include wholesalers and retailers who, in turn, sell to commercial, industrial, agricultural and residential heating customers, as well as utilities who use propane as a fuel source. Published tariffs serve as contracts and shippers nominate the volume to be shipped up to a month in advance. In addition, MMP enters into supplemental agreements with shippers that commonly result in volume and/or term commitments by shippers in exchange for reduced tariff rates or capital expansion commitments on MMP’s part. For 2008, over 50% of the shipments were subject to these supplemental agreements with remaining terms of up to five years. While many of these agreements do not represent guaranteed volumes, they do reflect a significant level of shipper commitment to MMP’s petroleum products pipeline system.

For the year ended December 31, 2008, MMP’s petroleum products pipeline system had approximately 60 transportation customers. The top 10 shippers included independent refining companies, integrated oil companies and farm cooperatives, and revenues attributable to these top 10 shippers for the year ended December 31, 2008 represented 27% of total revenues for MMP’s petroleum products pipeline system and 55% of revenues excluding product sales.

Product sales are primarily to trading and marketing companies. These sales agreements are generally short-term in nature.

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

Government mandates increasingly require the use of renewable fuels, particularly ethanol. Ethanol producers are responding to these mandates by significantly increasing their capacity for production of ethanol. Due to concerns regarding corrosion and product contamination, pipelines have generally not shipped ethanol and most ethanol is shipped by railroad or truck. The increased use of ethanol has and will continue to compete with shipments on MMP’s pipeline system. However, most terminals on MMP’s pipeline system have the necessary infrastructure to blend ethanol with refined products. MMP earns revenues for these services that to date have been more than sufficient to offset any reduction in transportation revenues due to ethanol blending.

PETROLEUM PRODUCTS TERMINALS

Within its petroleum products terminals network, MMP operates two types of terminals: marine terminals and inland terminals. MMP’s marine terminals are large storage and distribution facilities that handle refined petroleum products, blendstocks, ethanol, heavy oils, feedstocks, crude oil and condensate. These facilities have marine access and in some cases are in close proximity to large refining complexes. MMP’s inland terminals are primarily located in the southeastern United States along third-party pipelines such as those operated by Colonial, Explorer, Plantation and TEPPCO. MMP’s facilities receive products from pipelines and distribute them to third parties at the terminals, which in turn deliver them to end users such as retail outlets. Because these terminals are unregulated, the marketplace determines the prices MMP can charge for its services. In general, MMP does not take title to the products that are stored in or distributed from its terminals. MMP’s petroleum products terminals segment accounted for 12%, 11% and 14% of consolidated total revenues in 2006, 2007 and 2008, respectively. See Note 15—Segment Disclosures in the accompanying consolidated financial statements for financial information about MMP’s petroleum products terminals segment.

Marine Terminals

MMP owns and operates seven marine terminals, including five marine terminals located along the U.S. Gulf Coast. MMP’s marine terminals are large storage and distribution facilities, with an aggregate storage capacity of approximately 25.0 million barrels, which provide distribution, storage, blending, inventory management and additive injection services for refiners and other large end-users of petroleum products.

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

Customers and Contracts. MMP has long-standing relationships with oil refiners, suppliers and traders at its facilities. During 2008, approximately 96% of MMP’s marine terminal capacity was utilized. As of

December 31, 2008, over 90% of its usable storage capacity was under long-term contracts with remaining terms in excess of one year or that renew on an annual basis. During 2008, MMP was a party to an agreement pursuant to which it received a discounted storage rate fee and a variable-rate storage fee. The variable-rate storage fee was based on a percentage of the net profits from trading activities conducted by this customer. If its customer’s trading profits fell below a specified amount or were negative, MMP’s variable-rate storage fee was zero. However, if its customer’s trading activities resulted in profit, MMP’s variable-rate storage fee was its share of those trading profits above a specified amount.

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

Several major and integrated oil companies have their own proprietary storage terminals along the Gulf Coast that are currently being used in their refining operations. If these companies chose to shut down their refining operations and elect to store and distribute refined petroleum products through their proprietary terminals, MMP would experience increased competition for the services it provides. In addition, other companies have facilities in the Gulf Coast region that offer competing storage and distribution services.

Inland Terminals

MMP owns and operates a network of 27 refined petroleum products terminals located primarily in the southeastern United States and wholly owns 25 of the 27 terminals in its portfolio. MMP’s terminals have a combined capacity of more than 5 million barrels, and its customers utilize these facilities to take delivery of refined petroleum products transported on major common carrier interstate pipelines. The majority of MMP’s inland terminals connect to the Colonial, Explorer, Plantation or TEPPCO pipelines, and some facilities have multiple pipeline connections. MMP’s inland terminals typically consist of multiple storage tanks that are connected to these third-party pipeline systems. MMP loads and unloads products through an automated system that allows products to move directly from the common carrier pipeline to its storage tanks and directly from its storage tanks to a truck or railcar loading rack. During 2008, gasoline represented approximately 61% of the product volume distributed through MMP’s inland terminals, with the remaining 39% consisting of distillates.

MMP is an independent provider of storage and distribution services. MMP operates its inland terminals as distribution terminals primarily serving the retail, industrial and commercial sales markets. MMP provides inventory and supply management, distribution and other services such as injection of gasoline additives at its inland terminals. Due to the increasing use of renewable fuels in the Southeast, MMP has added ethanol blending capabilities at some of its inland terminals.

MMP generates revenues by charging its customers a fee based on the amount of product delivered through its inland terminals. MMP charges these fees when it delivers the product to its customers and loads it into a truck or railcar. In addition to throughput fees, MMP generates revenues by charging its customers a fee for injecting additives into gasoline, diesel and aviation fuel.

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

AMMONIA PIPELINE SYSTEM

MMP owns a 1,100-mile common carrier ammonia pipeline system. MMP’s pipeline system transports ammonia from production facilities in Texas and Oklahoma to terminals in the Midwest. The ammonia that MMP transports is primarily used as a nitrogen fertilizer. The ammonia pipeline system segment accounted for 1%, 1% and 2% of consolidated revenues for the years ended December 31, 2006, 2007 and 2008. See Note 15—Segment Disclosures in the accompanying consolidated financial statements for financial information about the ammonia pipeline system segment.

Operations. MMP generates more than 90% of its ammonia pipeline system revenues through transportation tariffs and by charging its customers for services at the six terminals it owns. MMP does not produce or trade ammonia and does not take title to the ammonia it transports.

Facilities. MMP’s ammonia pipeline system originates at production facilities in Borger, Texas and Enid and Verdigris, Oklahoma and terminates in Mankato, Minnesota. MMP transports ammonia to 13 delivery points along its ammonia pipeline system, including six terminals which it owns. The facilities at these points provide MMP’s customers with the ability to deliver ammonia to distributors who sell the ammonia to farmers, to store ammonia for future use and to remove ammonia from MMP’s pipeline for distribution to upgrade facilities that produce complex nitrogen compounds.

Customers and Contracts. MMP ships ammonia for three customers. Each of these customers has an ammonia production facility as well as related storage and distribution facilities connected to MMP’s ammonia pipeline. In 2008, MMP negotiated new five-year transportation agreements with its three customers which extend through June 30, 2013. Each transportation agreement contains a ship-or-pay provision whereby each customer committed a tonnage that it expects to ship. If a customer fails to ship its annual commitment, that customer must pay for the unused pipeline capacity. Aggregate annual commitments from our customers for the period July 1, 2008 through June 30, 2009 are 550,000 tons.

Markets and Competition. Demand for nitrogen fertilizer has typically followed a combination of weather patterns and growth in population, acres planted and fertilizer application rates. Because natural gas is the primary feedstock for the production of ammonia, the profitability of MMP’s customers is impacted by natural gas prices. To the extent MMP’s customers are unable to pass on higher costs to their customers, they may reduce shipments through MMP’s ammonia pipeline system.

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

GENERAL BUSINESS INFORMATION

Major Customers

The percentage of revenue derived from customers that accounted for 10% or more of MMP’s consolidated total revenues is provided in the table below. No other customer accounted for more than 10% of MMP’s consolidated total revenue for the years ended December 31, 2006, 2007 or 2008. The majority of the revenues from Customers A, B and C resulted from sales to those customers of refined petroleum products that MMP generated in connection with its blending and fractionation activities. In general, accounts receivable from these customers are due within 3 days of sale. Prior to August 2006, Customer E purchased petroleum products from MMP pursuant to a third-party supply agreement. In August 2006, Customer E assigned its rights under this supply agreement to Customer D. In March 2008, MMP assigned its obligations under this supply agreement to a third party (see Note 21—Assignment of Supply Agreement).

	2006	2007	2008
Customer A	2%	2%	12%
Customer B	1%	1%	12%
Customer C	11%	13%	8%
Customer D	18%	33%	2%
Customer E	29%	0%	0%

Total	61%	49%	34%

Tariff Regulation

Interstate Regulation. MMP’s petroleum products pipeline system’s interstate common carrier pipeline operations are subject to rate regulation by the FERC under the Interstate Commerce Act, the Energy Policy Act of 1992 and rules and orders promulgated pursuant thereto. FERC regulation requires that interstate oil pipeline rates be filed with the FERC and posted publicly and that these rates be “just and reasonable” and nondiscriminatory. Rates of interstate oil pipeline companies, like some of those charged for MMP’s petroleum products pipeline system, are currently regulated by the FERC primarily through an index methodology, which for the current five-year period, extending through 2011, is set at the producer price index for finished goods (“PPI-FG”) plus 1.3%.

Under the indexing regulations, a pipeline can request a rate increase that exceeds index levels for indexed rates using a cost-of-service approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rate resulting from application of the FERC index. Approximately 40% of MMP’s petroleum products pipeline system is subject to this indexing methodology. In addition to rate indexing and cost-of-service filings, interstate oil pipeline companies may elect to support rate filings by obtaining authority to charge market-based rates, by settlement with respect to existing rates or through an agreement with an unaffiliated person who intends to use the service in question. Approximately 60% of MMP’s petroleum products pipeline system’s markets are deemed competitive by the FERC, and it is allowed to charge market-based rates in these markets.

In May 2005, the FERC adopted a policy statement stating that it would permit entities owning public utility assets, including oil pipelines, to include an income tax allowance in such utilities’ cost of service rates to reflect actual or potential tax liability attributable to their public utility income, regardless of the form of ownership. Pursuant to this policy statement, a tax pass-through entity seeking such an income tax allowance would have to establish that its partners or members have an actual or potential income tax obligation on the entity’s public utility income. This tax allowance policy was upheld by the D.C. Circuit in May 2007. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although this new policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risk due to the case-by-case review requirement. MMP does not currently use cost of service as a basis for establishing its rates.

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

Maintenance and Security Regulations

MMP believes its assets are operated and maintained in material compliance with applicable federal, state and local laws and regulations, and in accordance with other generally accepted industry standards and practices.

MMP’s pipeline systems are subject to regulation by the United States Department of Transportation under the Hazardous Liquid Pipeline Safety Act (“HLPSA”) of 1979, as amended, and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of its pipeline facilities. HLPSA covers petroleum, petroleum products and anhydrous ammonia and requires any entity that owns or operates pipeline facilities to comply with such regulations, to permit access to and copying of records and to make certain reports and provide information as required by the Department of Transportation. MMP’s assets are also subject to various federal security regulations, and MMP believes it is in substantial compliance with all applicable regulations.

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

The Department of Homeland Security Appropriation Act of 2007 requires the Department of Homeland Security (“DHS”) to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present “high levels of security risk.” The DHS has issued rules that establish chemicals of interest and their respective threshold quantities that will trigger compliance with these standards. Covered facilities that are determined by the DHS to pose a high level of security risk will be required to prepare and submit Security Vulnerability Assessments and Site Security Plans as well as comply with other regulatory requirements, including those regarding inspections, audits, recordkeeping and protection of chemical-terrorism vulnerability information. MMP has received a preliminary risk ranking of its facilities from the DHS, and it is in the process of determining how these risk rankings will impact each of its facilities. MMP has not yet determined what the associated costs will be to comply, but it is possible that such costs could be material.

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

MMP may experience future releases of regulated materials into the environment or discover historical releases that were previously unidentified or not assessed. While an asset integrity and maintenance program designed to prevent and promptly detect and address releases is an integral part of MMP’s operations, damages and liabilities arising out of any future environmental release from its assets have the potential to have a material adverse effect on MMP’s and our results of operations, financial position and cash flow.

Environmental Liabilities. Liabilities recognized for estimated environmental costs were $57.6 million and $41.8 million at December 31, 2007 and 2008, respectively. Environmental liabilities have been classified as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental liabilities will be paid over the next ten years.

Petroleum Products EPA Issue. In July 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act (the “Act”), served an information request to a former affiliate with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on the petroleum products pipeline system that MMP subsequently acquired. The EPA added to their original demand two subsequent releases that occurred from MMP’s petroleum products pipeline system. In September 2008, MMP paid a penalty of $5.3 million and agreed to perform certain operational enhancements under the terms of a settlement agreement reached with the EPA and Department of Justice (“DOJ”). This agreement led to a reduction of MMP’s environmental liability for these matters from $17.4 million to $5.3 million and a reduction of our operating expenses of $12.1 million during second quarter 2008.

Ammonia EPA Issue. In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by MMP and, at the time of the releases, operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of MMP’s ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million for which the third-party operator has requested indemnification. In March 2007, MMP also received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator has subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. MMP believes that it does not have an obligation to indemnify or defend the third-party operator for the DOJ criminal fine settlement. The DOJ stated in its notice to MMP that it does not expect MMP or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for these matters based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and the third-party operator regarding these two releases, however, is unable to determine what its ultimate liability could be for these matters. Adjustments to MMP’s recorded liability, which could occur in the near term, could be material to MMP’s and our results of operations and cash flows.

Indemnification Settlement. Prior to May 2004, a former affiliate provided indemnifications to MMP for assets MMP had acquired from it. In May 2004, we and MMP entered into an agreement with the former affiliate under which the former affiliate agreed to pay MMP $117.5 million to release it from those indemnification obligations. MMP has received the entire $117.5 million due under this agreement. As of December 31, 2008, known liabilities that would have been covered by these indemnifications were estimated to be $25.5 million. Through December 31, 2008, MMP has spent $59.0 million of the indemnification settlement proceeds for indemnified matters, including $23.1 million of capital costs. MMP has not reserved the cash received from this indemnity settlement and has used it for various other cash needs, including expansion capital spending.

Environmental Receivables. MMP had receivables from insurance carriers and other entities related to environmental matters of $6.9 million and $4.5 million at December 31, 2007 and December 31, 2008, respectively.

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

Above Ground Storage Tanks. Many of MMP’s above ground storage tanks containing liquid substances are required under federal SPCC regulations to have secondary containment systems or alternative precautions to mitigate potential environmental impacts from any leaks or spills from the tanks. MMP is continuing to evaluate the SPCC regulations for potential deficiencies at its petroleum products terminals; however, it does not expect the costs of necessary corrective actions will be significant.

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

Water Discharges. MMP’s operations can result in the discharge of pollutants, including oil. The Oil Pollution Act was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 (“Water Pollution Control Act”) and other statutes as they pertain to prevention and response to oil spills. The Oil Pollution Act subjects owners of facilities to strict, joint and potentially significant liability for removal costs and certain other consequences of an oil spill such as natural resource damages, where the product spills into navigable waters, along shorelines or in the exclusive economic zone of the United States. In the event of an oil spill from one of MMP’s facilities into navigable waters, substantial liabilities could be imposed. States in which MMP operates have also enacted similar laws. The Water Pollution Control Act imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters. This law and comparable state laws require that permits be obtained to discharge pollutants into state and federal waters and impose substantial potential liability for the costs of non-compliance and damages. Where required, MMP holds discharge permits that were issued under the Water Pollution Control Act or a state-delegated program. While MMP has occasionally exceeded permit discharges at some of its terminals, MMP does not expect its non-compliance with existing permits will have a material adverse effect on its results of operations, financial position or cash flows.

Air Emissions. MMP’s operations are subject to the federal Clean Air Act (“CAA”), as amended, and comparable state and local laws. The CAA requires sources of emissions to obtain construction permits or approvals for new construction and operating permits for existing operations. MMP believes that it currently holds or has applied for all necessary air permits.

Safety. MMP’s assets are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard and comparable state statutes require MMP to organize and disclose information about the hazardous materials used in its operations. Certain parts of this information must be reported to employees, state and local governmental authorities and local citizens upon request. At qualifying facilities, MMP is subject to OSHA Process Safety Management regulations that are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. MMP believes it is in material compliance with OSHA and comparable state safety regulations.

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

MMP believes that it has satisfactory title to all of its assets or is entitled to indemnification from former affiliates for title defects to its ammonia pipeline that arise before February 2016 and title defects related to the portion of its petroleum products pipeline system acquired in April 2002 that arise before April 2012. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens, and easements, restrictions and other encumbrances to which the underlying properties were subject at the time of acquisition by MMP or its predecessor, MMP believes that none of these burdens should materially detract from the value of MMP’s properties or from its interest in them or should materially interfere with their use in the operation of MMP’s business.

Employees

Our general partner, MGG GP, employs various personnel who are assigned to conduct MMP’s operational and administrative functions. At December 31, 2008, MGG GP employed 1,204 employees, of whom 577 were assigned to conduct the operations of MMP’s petroleum products pipeline system, 296 were assigned to conduct the operations of MMP’s petroleum products terminals, 19 were assigned to conduct the operations of MMP’s ammonia pipeline system and 312 were assigned to provide G&A services.

At December 31, 2008, the labor force of 577 employees assigned to MMP’s petroleum products pipeline system was concentrated in the central United States. Approximately 37% of these employees were represented by the United Steel Workers Union (“USW”). MGG GP’s collective bargaining agreement with the USW was ratified by the union members in February 2009. This agreement expires January 31, 2012. The labor force of 296 employees assigned to MMP’s petroleum products terminals operations at December 31, 2008 is primarily concentrated in the southeastern and Gulf Coast regions of the United States. Approximately 10% of these employees were represented by the International Union of Operating Engineers and covered by a collective bargaining agreement that expires in October 2010. On July 1, 2008, MMP assumed operations of its ammonia pipeline from a third-party pipeline company. At December 31, 2008, the labor force of 19 employees assigned to MMP’s ammonia pipeline system was concentrated in the central United States and none of these employees were covered by a collective bargaining agreement.

(d) Financial Information About Geographical Areas

We and MMP have no revenue or expense attributable to international activities.

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

You can also obtain information about us at the New York Stock Exchange’s (“NYSE”) internet site (www.nyse.com). The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standard as of the date of the certification, qualifying the certification to the extent necessary. The chief executive officer of our general partner submitted an unqualified annual written certification to the NYSE in 2008.

ITEM 1A.	Risk Factors

The nature of MMP’s and our business activities subjects us to certain hazards and risks. The following is a summary of some of the material risks relating to MMP’s and our business activities. In addition to the factors discussed elsewhere in this Annual Report, you should consider carefully the risks and uncertainties described below, which could materially adversely affect MMP’s and our business, financial condition and results of operations. However, these risks are not the only risks that we face. MMP’s and our business could also be impacted by additional risks and uncertainties not currently known or that we currently deem to be immaterial. If any of these risks actually occur, they could materially harm MMP’s and our business, financial condition or results of operations and impair MMP’s and our ability to implement business plans or complete development projects as scheduled. In that case, the market price of our limited partner units could decline.

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

The amount of cash that MMP can distribute to its partners each quarter, including us, principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	demand for the petroleum products that MMP transports, stores and distributes;

•	hazards or operational risks, some of which may not be covered by insurance;

•	fluctuations in prices of petroleum products and natural gas liquids;

•	FERC rate regulation or a successful challenge to the rates MMP charges on its petroleum products pipeline system;

•	the level of competition from other midstream companies; and

•	our continued success in our control of MMP through our ownership of its general partner.

In addition, the actual amount of cash MMP has available for distribution depends on other factors, some of which are beyond its control, including:

•	the level of capital expenditures it makes;

•	the availability, if any, and cost of acquisitions;

•	debt service requirements;

•	fluctuations in working capital needs;

•	MMP’s ability to make working capital borrowings under its revolving credit agreement to make distributions;

•	prevailing economic conditions; and

•	the amount, if any, of cash reserves established by MMP’s general partner in its discretion for the proper conduct of MMP’s business.

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

Risks Inherent in MMP’s Business and Our Business

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

•	a recession or other adverse economic condition that results in lower spending by consumers and businesses on transportation fuels such as gasoline, aviation fuel and diesel;

•	higher fuel taxes or other governmental or regulatory actions that increase the cost of the products MMP handles;

•	an increase in fuel economy, whether as a result of a shift by consumers to more fuel-efficient vehicles, technological advances by manufacturers or federal or state regulations; and

•

an increase in the use of alternative fuel sources, such as ethanol, biodiesel, fuel cells and solar, electric and battery-powered engines. Current laws will require a significant increase in the quantity of biofuels such ethanol and biodiesel used in transportation fuels over the next 15 years. Such increase could have a material impact on the volume of fuels transported on MMP’s pipeline or loaded at MMP’s terminals.

MMP’s business involves many hazards and operational risks, some of which may not be covered by insurance.

MMP’s operations are subject to many hazards inherent in the transportation and distribution of petroleum products and ammonia, including weather-related or other natural causes, ruptures, leaks and fires. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of its related operations. MMP is not fully insured against all risks incident to its business. In addition, as a result of market conditions, premiums for MMP’s insurance policies could increase significantly. In some instances, insurance could become unavailable or available only for reduced amounts of coverage. If a significant accident or event occurs that is not fully insured, it could adversely affect MMP’s financial position, results of operations or cash flows and its ability to pay cash distributions.

Fluctuations in prices of refined petroleum products and natural gas liquids could materially affect MMP’s earnings.

MMP generates product sales revenues from its petroleum products blending and fractionation activities, as well as from the sale of product generated by the operation of its pipeline and terminals. MMP also maintains product inventory related to these activities. Significant fluctuations in market prices of petroleum products could result in losses or lower profits from these activities, thereby reducing the amount of cash MMP generates and its ability to pay cash distributions.

MMP sometimes negotiates agreements with a customer pursuant to which it charges storage rental and throughput fees based on discounted rates plus a variable fee based on a percentage of the net profits from certain trading activities conducted by its customer. MMP recognizes revenues for the variable fees from these agreements at the end of the contract terms. During 2006, 2007, and 2008, MMP recognized revenues from variable-rate fee agreements of $9.4 million $2.8 million, and $0.9 million, respectively. MMP may negotiate similar agreements in the future. The trading activities of MMP’s customer upon which MMP’s variable-rate fees are based involve substantial risks. As a result, MMP’s share of the variable-rate revenues from such agreements in future periods could be zero.

MMP hedges prices of refined products by utilizing physical purchase and sale agreements, futures contracts traded on the New York Mercantile Exchange (“NYMEX”) or Intercontinental Exchange (“ICE”), options contracts or over-the-counter transactions. These hedging arrangements may not eliminate all price risks, could result in fluctuations in quarterly or annual profits and could result in material cash obligations.

MMP hedges its exposure to price fluctuations with respect to refined products generated from or used in its operations by utilizing physical purchase and sale agreements, futures contracts traded on the NYMEX or ICE, options contracts or over-the-counter transactions. To the extent these hedges do not qualify for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended) or they result in material amounts of ineffectiveness, MMP could experience material fluctuations in its quarterly or annual results of operations. In addition, to the extent these hedges are entered into on a public exchange, MMP may be required to post margin which could result in material cash obligations. Finally, these contracts may be for the purchase or sale of product in markets different from those in which MMP is attempting to hedge its exposure, resulting in hedges that do not eliminate all price risks.

MMP is exposed to counterparty credit risk. Nonpayment and nonperformance by MMP’s customers, vendors or derivative counterparties could reduce its revenues, increase its expenses or otherwise negatively impact its operating results, cash flows and ability to make distributions to its unitholders.

MMP is subject to risks of loss resulting from nonpayment or nonperformance by its customers to whom it extends credit. In addition, nonperformance by vendors who have committed to provide products or services to

MMP could result in higher costs or interfere with the conduct of its business. Furthermore, nonpayment by the counterparties to MMP’s interest rate and commodity derivatives could expose MMP to additional interest rate or commodity price risk. Weak economic conditions and widespread financial stress could reduce the liquidity of MMP’s customers, vendors or counterparties, making it more difficult for them to meet their obligations to MMP. Any substantial increase in the nonpayment and nonperformance by MMP’s customers, vendors or counterparties could have a material adverse effect on its results of operations and cash flows.

MMP could be unable to obtain funding at acceptable terms because of the deterioration of the credit and capital markets. This could prevent MMP from meeting its future capital needs.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile, which has caused a substantial deterioration in the credit and capital markets. These conditions, along with significant write-offs in the financial services sector and the re-pricing of credit risk, could make it difficult to obtain funding for MMP’s capital needs.

In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. In addition, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to existing debt, and reduced and, in some cases, ceased to provide funding to borrowers.

If any of MMP’s 18 committed lenders under its revolving credit facility were to become unwilling or unable to meet their funding obligations, and if the other committed lenders thereunder were to refuse to provide additional funding to make up the portion of the unfulfilled commitments, MMP would be unable to use the full borrowing capacity under its revolving credit agreement.

Due to these factors, MMP cannot be certain that funding for its capital needs from credit and capital markets will be available if needed and, to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, MMP may be unable to meet its obligations as they come due or be required to substantially reduce its capital expenditures and therefore be unable to expand its existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its revenues and results of operations.

Losses sustained by any money market mutual fund or other investment vehicle in which MMP invests its cash or the failure of any bank in which MMP deposits funds could adversely affect MMP’s financial position and its ability to pay cash distributions.

MMP typically invests any material amount of cash on hand in cash equivalents such as money market mutual funds. These funds are primarily comprised of highly rated short-term instruments; nevertheless, significant market volatility and financial distress can cause such investments to lose value or reduce the liquidity of such investments. MMP may also maintain deposits at a commercial bank in excess of amounts insured by government agencies such as the Federal Deposit Insurance Corporation. A failure of MMP’s commercial bank could result in MMP losing such deposits. Any losses MMP sustains on the investments or deposits of its cash could adversely affect its financial position and its ability to pay cash distributions.

Rate regulation or a successful challenge to the rates MMP charges on its petroleum products pipeline system may reduce the amount of cash it generates.

The FERC regulates the tariff rates for interstate movements on MMP’s petroleum products pipeline system. Shippers may protest MMP’s pipeline tariff filings, and the FERC may investigate new or changed tariff rates. Further, other than for rates set under market-based rate authority, the FERC may order refunds of amounts collected under newly filed rates that are determined by the FERC to be in excess of a just and reasonable level when taking into consideration MMP’s pipeline system’s cost of service. In addition, shippers may challenge by complaint the lawfulness of tariff rates that have become final and effective. The FERC may also investigate such rates absent shipper complaint. If existing rates challenged by complaint are determined by the FERC to be in excess of a just and reasonable level when taking into consideration the cost of service of MMP’s pipeline system, the FERC could require the payment of reparations to complaining shippers for up to two years prior to the complaint.

The FERC’s ratemaking methodologies may limit MMP’s ability to set rates based on its true costs or may delay the use of rates that reflect increased costs. The FERC’s primary ratemaking methodology is price indexing. MMP uses this methodology to establish rates in approximately 40% of its interstate markets. The indexing method allows a pipeline to increase its rates to the new ceiling level by a percentage equal to the change in the PPI-FG plus 1.3%. If the PPI-FG falls, MMP could be required to reduce its rates that are based on the FERC’s price indexing methodology. The FERC’s indexing methodology is subject to review every five years; the current methodology is expected to remain in place through June 30, 2011.

Rate increases made pursuant to the indexing methodology can be challenged by protest and/or complaint. The potential for a challenge to MMP’s indexed rates creates the risk that the FERC might find some of MMP’s indexed rates to be in excess of a just and reasonable level—that is, a level justified by MMP’s cost of service. In such an event, the FERC would order MMP to reduce any such rates and could require the payment of refunds and/or reparations.

MMP establishes rates in approximately 60% of its interstate markets using the FERC’s market-based ratemaking regulations. These regulations allow MMP to establish rates based on conditions in individual markets without regard to the index or its cost of service. If MMP were to lose its market-based rate authority, MMP would then be required to establish rates on some other basis, such as MMP’s cost of service. Any reduction in the indexed rates, removal of MMP’s ability to establish market-based rates, change in the treatment of income tax allowances or payment of reparations could have a material adverse effect on MMP’s results of operations and reduce the amount of cash it generates.

The FERC’s policies regarding income tax allowance and return on equity in cost-of-service based rates could affect the amount of cash MMP generates.

In May 2005, the FERC adopted a policy statement (“Policy Statement”), stating that it would permit entities owning public utility assets, including oil pipelines, to include an income tax allowance in such utilities’ cost-of-service rates to reflect actual or potential tax liability attributable to their public utility income, regardless of the form of ownership. Pursuant to the Policy Statement, a tax pass-through entity seeking such an income tax allowance would have to establish that its partners or members have an actual or potential income tax obligation on the entity’s public utility income. This tax allowance policy was upheld by the D.C. Circuit in May 2007.

In December 2006, the FERC issued an order addressing income tax allowance in rates, in which it reaffirmed prior statements regarding its income tax allowance policy, but raised a new issue regarding the implications of the Policy Statement for publicly traded partnerships. The FERC noted that the tax deferral features of a publicly traded partnership may cause some investors to receive, for some indeterminate duration, cash distributions in excess of their taxable income, creating an opportunity for those investors to earn additional return, funded by ratepayers. Responding to this concern, FERC adjusted the equity rate of return of the pipeline at issue downward based on the percentage by which the publicly traded partnership’s cash flow exceeded taxable income. Requests for rehearing of the order are currently pending before the FERC.

Whether a pipeline’s owners have actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although the FERC’s current income tax allowance policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risks due to the case-by-case review requirement. How the Policy Statement is applied in practice to pipelines owned by publicly traded partnerships could impose limits on MMP’s ability to include a full income tax allowance in cost of service.

The FERC instituted a rulemaking proceeding in July 2007 to determine whether any changes should be made to the FERC’s methodology for determining natural gas and oil pipeline equity returns to be included in cost-of-service based rates. The FERC determined that it would retain its current methodology for determining return on equity but that, when stock prices and cash distributions of tax pass-through entities are used in the return on equity calculations, the growth forecasts for those entities should be reduced by 50%. Despite the FERC’s determination, some complainants in rate proceedings have advocated that the FERC disallow the full use of cash distributions in the return on equity calculation. If the FERC were to disallow the use of full cash distributions in the return on equity calculation, such a result might adversely affect MMP’s ability to achieve a reasonable return.

Changes in price levels could negatively impact MMP’s revenues, expenses or both, which could adversely affect its results from operations, liquidity and ability to pay quarterly distributions.

The operation of MMP’s assets and the implementation of MMP’s growth strategy require significant expenditures for labor, materials, property, equipment and services. Increases in the price levels of these items could increase MMP’s expenses or capital costs. MMP may not be able pass through these increased costs to its customers in the form of higher fees for its services.

MMP uses the FERC’s PPI-based price indexing methodology to establish tariff rates in approximately 40% of the interstate markets served by its petroleum products pipeline system. The indexing method allows a pipeline to increase its rates by a percentage equal to the change in the PPI-FG plus 1.3%. This methodology could result in changes in MMP’s revenues that do not fully reflect changes in the costs it incurs to operate and maintain its petroleum products pipeline system. For example, MMP’s costs could increase more quickly or by a greater amount than the PPI-FG index plus 1.3% currently used by the FERC methodology. Further, in periods of general price deflation, the PPI-FG index could fall, in which case MMP could be required to reduce its index-based rates, even if the actual costs it incurs to operate its assets increase. Changes in price levels that lead to decreases in MMP’s revenues or increases in the prices it pays to operate and maintain its assets could adversely affect its results of operations, liquidity and ability to pay distributions.

Competition could lead to lower levels of profits and reduce the amount of cash MMP generates.

MMP faces competition from other pipelines and terminals in the same markets as its assets. MMP’s customers demand delivery of products on tight time schedules and in a number of geographic markets. If MMP’s quality of service declines or it cannot meet the demands of its customers, customers may utilize the services of MMP’s competitors.

MMP’s business is subject to federal, state and local laws and regulations that govern the environmental and operational safety aspects of its operations which could increase its costs and liabilities.

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

The terminal and pipeline facilities that comprise MMP’s petroleum products pipeline system have been used for many years to transport, distribute or store petroleum products. Over time MMP’s operations, or operations by its predecessors or third parties not under its control, may have resulted in the disposal or release of hydrocarbons or solid wastes at or from these terminal properties and along such pipeline rights-of-way. In addition, some of MMP’s terminals and pipelines are located on or near current or former refining and terminal sites, and there is a risk that contamination is present on those sites. MMP may be subject to strict, joint and several liability under a number of these environmental laws and regulations for such disposal and releases of hydrocarbons or solid wastes or the existence of contamination, even in circumstances where such activities or conditions were caused by third parties not under its control or were otherwise lawful at the time they occurred.

Further, the transportation of hazardous materials in MMP’s pipelines may result in environmental damage, including accidental releases that may cause death or injuries to humans, third-party damage, natural resource damages, and/or result in federal and/or state civil and/or criminal penalties that could be material to MMP’s results of operations and cash flows.

MMP’s operations may incur substantial liabilities to comply with climate change legislation and regulatory initiatives.

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, at least one third of the states, either individually or through multi-state regional initiatives, have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs. As an alternative to reducing emissions of greenhouse gases under cap and trade programs, Congress may consider the implementation of a program to tax the emission of carbon dioxide and other greenhouse gases. The EPA is separately considering whether it will regulate greenhouse gases as “air pollutants” under the existing federal Clean Air Act. Passage of climate change legislation or other regulatory initiatives by Congress or various states of the U.S. or the adoption of regulations by the EPA or analogous state agencies that regulate or restrict emissions of greenhouse gases in areas in which MMP conducts business could result in changes to the demand for the products it stores, transports and distributes, and could increase the costs of its operations, including costs to operate and maintain its facilities, install new emission controls on its facilities, acquire allowances to authorize its greenhouse gas emissions, pay any taxes related to its greenhouse gas emissions and administer and manage a greenhouse gas emissions program. MMP may be unable to recover any such lost revenues or increased costs in the rates it charges its customers, and any such recovery may depend on events beyond its control, including the outcome of future rate proceedings before the FERC and the provisions of any final legislation or regulations. Reductions in MMP’s revenues or increases in its expenses as a result of climate control initiatives could have adverse effects on its business, financial position, results of operations and prospects.

Many of MMP’s storage tanks and significant portions of its pipeline systems have been in service for several decades.

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

MMP depends on refineries and petroleum products pipelines owned and operated by others to supply its petroleum pipelines and terminals.

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

The closure of refineries that supply MMP’s petroleum products pipeline system could result in disruptions or reductions in the volumes it transports and the amount of cash it generates.

The EPA has adopted requirements that require refineries to install equipment to lower the sulfur content of gasoline and some diesel fuel they produce. The requirements relating to gasoline took effect in 2004, and the requirements relating to diesel fuel are being implemented through 2010. If refinery owners that use MMP’s petroleum pipeline system determine that compliance with these new requirements is too costly, they may close some of these refineries. In addition, the downturn in the U.S. and global economy has resulted in lower demand for refined petroleum products and has placed additional pressures on the profitability of refiners. A period of sustained weak demand and low profit margins may make refining uneconomic for some refineries, including those located along MMP’s petroleum products pipeline system. The closure of a refinery that delivers product to MMP’s petroleum products pipeline system could reduce the volumes it transports and the amount of cash it generates.

Mergers among MMP’s customers and competitors could result in lower volumes being shipped on its pipelines or products stored in or distributed through its terminals, thereby reducing the amount of cash it generates.

Mergers between MMP’s existing customers and its competitors could provide strong economic incentives for the combined entities to utilize their existing systems instead of MMP’s in those markets where the systems compete. As a result, MMP could lose some or all of the volumes and associated revenues from these customers and could experience difficulty in replacing those lost volumes and revenues. Because most of MMP’s operating costs are fixed, a reduction in volumes would result not only in less revenues, but also a decline in cash flow of a similar magnitude, which would reduce its ability to pay cash distributions.

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

As of December 31, 2008, MMP had $70.0 million of floating rate borrowings outstanding on its revolving credit facility. MMP intends to use the floating rate facility to facilitate expansion capital spending in 2009. As a result, MMP has exposure to changes in short-term interest rates. Rising short-term rates could reduce the amount of cash MMP generates and adversely affect its ability to pay cash distributions.

Restrictions contained in MMP’s debt instruments may limit its financial flexibility.

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

Our financial reporting is subject to rules promulgated primarily by the Financial Accounting Standards Board (“FASB”) and the SEC. Changes in these rules could result in our incurring increased costs, as well as in material changes to our financial statements and related disclosures.

Rule changes promulgated by the FASB or SEC could result in significant changes to our current financial reporting policies and procedures. For example, the SEC’s proposed rule under Release No. 33-9005, Roadmap for the Potential Use of Financial Statements Prepared in Accordance With International Financial Reporting Standards by U.S. Issuers could result in our being required to file financial statements that conform to international financial accounting standards rather than U.S. generally accepted accounting standards. The costs to convert to international standards could be material and could result in material changes to our and MMP’s reported financial position, results of operations and cash flows.

We rely on a revolving credit facility provided by MGGMH, which expires on March 31, 2009, to pay for working capital needs, if any. The failure to renew or enter into a new facility could impact the cash we have available to meet our financial obligations or pay cash distributions.

We have entered into a $5.0 million revolving credit facility with MGG MH to provide cash to cover working capital needs, if any. This facility expires on March 31, 2009. We currently do not have any borrowings outstanding under the facility. If we are unable to refinance the current facility or if MGG MH were unable to fund borrowings under this facility, we could be prevented from borrowing for working capital needs, in which case we would have to finance our working capital needs from distributions we receive on the general partner interest and the incentive distribution rights in MMP that we hold, which would reduce the amount of cash available to meet our financial obligations or pay cash distributions.

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

The general partner of MMP and its affiliates may make expenditures on behalf of MMP for which they will seek reimbursement from MMP. In addition, under Delaware partnership law, MMP GP, in its capacity as the general partner of MMP, has unlimited liability for the obligations of MMP, such as its debts and environmental liabilities, except for those contractual obligations of MMP that are expressly made without recourse to the general partner. To the extent MMP GP incurs obligations on behalf of MMP, it is entitled to be reimbursed or indemnified by MMP. If MMP does not reimburse or indemnify its general partner, MMP GP may be unable to satisfy these liabilities or obligations, which would reduce our cash flows.

If in the future we cease to control MMP through our ownership of MMP’s general partner interest, we may be deemed an investment company under the Investment Company Act of 1940.

If we cease to control MMP and are deemed to be an investment company under the Investment Company Act of 1940, we would either have to register as an investment company under the Investment Company Act of 1940, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates, and adversely affect the price of our limited partner units.

Although we control MMP through our ownership of its general partner, MMP’s general partner owes fiduciary duties to MMP and MMP’s unitholders, which may conflict with our interests.

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

Conflicts of interest may arise because of the relationships between MMP’s general partner, MMP and us. Our general partner’s directors and officers have fiduciary duties to manage our business in a manner beneficial to us and our unitholders. Simultaneously, some of our general partner’s directors and all of its officers are also directors and officers of MMP’s general partner, and have fiduciary duties to manage the business of MMP in a manner beneficial to MMP and MMP’s unitholders. The resolution of these conflicts may not always be in our best interest or that of our unitholders.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as us or MMP not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (“IRS”) were to treat us or MMP as a corporation or if we or MMP become subject to a material amount of entity-level taxation for state tax purposes, it would reduce the amount of cash available for distribution to our unitholders.

The value of our investment in MMP, as well as the anticipated after-tax economic benefit of an investment in our limited partner units depends largely on our being treated as a partnership for federal income tax purposes.

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe based upon our current operations that we are so treated, a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purpose or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our limited partner units.

Current law may change causing us and/or MMP to be treated as a corporation for federal income tax purposes or otherwise subject us and/or MMP to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, MMP is required to pay Texas Franchise tax at a rate of 1% of its net revenue apportioned to Texas in the prior year. Imposition of such a tax on MMP by Texas and, if applicable, by any other state, will reduce the cash available for distribution to its unitholders.

MMP’s partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects MMP to taxation as a corporation or otherwise subjects MMP to entity-level taxation for federal income tax purposes, the target distribution amounts will be adjusted to reflect the impact of that law on MMP.

The tax treatment of our structure could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The federal income tax treatment of common unitholders depends in some instances on determinations of fact and interpretations of complex provisions of federal income tax law. The federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to Treasury regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present federal income tax treatment of an investment in our limited partner units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for federal income tax purposes that is not taxable as a corporation (referred to as the “Qualifying Income Exception”), affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. For example, in response to recent public offerings of interests in the management operations of private equity funds and hedge funds, members of Congress have considered substantive changes to the definition of qualifying income under Section 7704 of the Internal Revenue Code which could change the characterization of certain types of income received from partnerships. In particular, one proposal re-characterizes certain income and gain received with respect to “investment service partnership interests” as ordinary income for the performance of services, which may not be treated as qualifying income for publicly traded partnerships. As such proposal is currently interpreted, a significant portion of our interest in MMP may be viewed as an investment service partnership interest. Although we are unable to predict whether the proposed legislation, or any other proposals, will be reintroduced or will ultimately be enacted, the enactment of any such legislation could negatively impact the value of an investment in our limited partner units.

If the IRS contests the federal income tax positions we or MMP take, the market for our limited partner units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

The IRS has made no determination as to our or MMP’s status as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our limited partner units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders because the costs will reduce our cash available for distribution.

Our unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, our unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they receive no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

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

Investment in limited partner units by tax-exempt entities, such as individual retirement accounts (known as IRAs), and foreign persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to foreign persons will be reduced by withholding taxes at the highest applicable effective tax rate, and foreign persons will be required to file United States federal tax returns and pay tax on their share of our taxable income. Tax exempt entities or foreign persons should consult their tax advisor before investing in our limited partner units.

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

MMP has adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between us and the public unitholders of MMP. The IRS may challenge this treatment, which could adversely affect the value of MMP’s and our common units.

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

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders or the MMP unitholders. It also could affect the amount of gain on the sale of common units by our or MMP’s unitholders and could have a negative impact on the value of our or MMP’s common units or result in audit adjustments to the tax returns of our or MMP’s unitholders without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests within a twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have been terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period for purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

Our unitholders may be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our limited partner units.

In addition to federal income taxes, our unitholders may be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which MMP does business or owns property, even if our unitholders do not live in any of those jurisdictions. Our unitholders may be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. MMP currently owns assets and conducts business in 22 states, most of which impose a personal income tax. As MMP makes acquisitions or expands its business, it may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all federal, state and local tax returns.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

See Item 1(c) for a description of the locations and general character of our and MMP’s material properties.

ITEM 3.	Legal Proceedings

Magellan Midstream Holdings, L.P.

None.

Magellan Midstream Partners, L.P.

Ammonia EPA Issue. In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by MMP and, at the time of the releases, operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of MMP’s ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million, for which the third-party operator has requested indemnification. In March 2007, MMP also received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator has subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. MMP believes that it does not have an obligation to indemnify or defend the third-party operator for the DOJ criminal fine settlement. The DOJ stated in its notice to MMP that it does not expect MMP or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for this matter based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and the third-party operator regarding these two releases; however, MMP is unable to determine what its ultimate liability could be for these matters. Adjustments to MMP’s recorded liability, which could occur in the near term, could be material to MMP’s and our results of operations and cash flows.

In June 2008, MMP received a Notice of Probable Violation (“NOPV”) from the Department of Transportation, Pipeline and Hazardous Materials Safety Administration (“DOT PHMSA”) with a preliminary assessed civil penalty of $0.8 million for violations associated with a May 2005 pipeline release that occurred in the Fairfax Industrial District of Kansas City, Kansas. The alleged violations principally involve allegations of MMP failing to follow its system integrity plan. MMP submitted a request on a timely basis for hearing and anticipates that it will be held during the first quarter of 2009.

In May 2006, MMP received a NOPV from the DOT PHMSA alleging two areas of non-compliance with 40 CFR 452 (Pipeline Integrity Management in High Consequence Areas); specifically that (1) adequate technical justification was not presented for MMP’s formula in calculating the spill volume of refined product for an overall spread analysis and (2) MMP’s baseline assessment plan was not established by risk priority. DOT PHMSA has preliminarily assessed a civil penalty of $0.2 million for both allegations. A hearing was held in September 2006. MMP submitted its post-hearing brief in October 2006. In February 2007, MMP responded to a series of questions from the hearing officer. No further response from DOT PHMSA has been received to date.

In April 2005, MMP received a NOPV from the Office of Pipeline Safety (“OPS”) as a result of an inspection of its operator qualification records and procedures. The NOPV alleges that probable violations of 49 CFR Part 195.505 occurred in regards to MMP’s operator qualification program. The OPS has preliminarily assessed a civil penalty of $0.2 million. MMP submitted a response to the NOPV, participated in a hearing at its request with the OPS and submitted a post-hearing brief. No further response from the OPS has been received to date.

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

At the close of business on February 20, 2009, we had 22 registered holders and approximately 18,100 beneficial holders of record of our limited partner units. The year-end closing sales price of our limited partner units was $26.80 on December 31, 2007 and $13.87 on December 31, 2008. The high and low trading price ranges for and distributions paid on our limited partner units by quarter for 2007 and 2008 are as follows:

	2007			2008
Quarter	High	Low	Distribution*	High	Low	Distribution*
1st	$27.00	$22.37	$0.2615	$26.96	$21.11	$0.3225
2nd	$30.57	$26.26	$0.2760	$25.74	$22.01	$0.3375
3rd	$31.00	$25.61	$0.2900	$23.14	$16.00	$0.3540
4th	$27.01	$24.38	$0.3070	$20.20	$11.28	$0.3590

*	Represents declared distributions associated with each respective quarter. Distributions were declared and paid within 45 days following the close of each quarter.

Our only cash-generating asset is our ownership interest in MMP’s general partner, which owns the general partner interest and incentive distribution rights in MMP. Therefore, our cash flow and resulting ability to make distributions is completely dependent upon the ability of MMP to make distributions.

We must distribute all of our available cash, as defined in our partnership agreement, at the end of each quarter, less reserves established by our general partner. We currently pay quarterly cash distributions of $0.359 per limited partner unit.

In December 2008, we acquired our general partner interest, which owned an approximate .01% interest in us, from MGG MH. Concurrent with that transaction, MGG MH distributed all of the 8.8 million common units that it held in us at that time to its equity owners. We did not issue additional common units or receive any proceeds as a result of these transactions.

Unitholder Return Performance Presentation

The following graph compares the performance of our limited partner units with the performance of the Standard & Poors’ 500 Stock Index (“S&P 500”) and a peer group index for the period commencing on February 10, 2006, which represents our first day to trade as a public company. The graph assumes that $100 was invested at the beginning of the period in each of (1) our limited partner units, (2) the S&P 500 and (3) the peer group, and that all distributions or dividends are reinvested on a quarterly basis.

We do not believe that any published industry or line-of-business index accurately reflects our structure. Accordingly, we have created a special peer index consisting of the following publicly traded partnerships that own the general partner interest of another publicly traded partnership: Buckeye GP Holdings L.P. (NYSE: BGH), Energy Transfer Equity, L.P. (NYSE: ETE), Enterprise GP Holdings L.P. (NYSE: EPE) and NuStar GP Holdings, LLC (NYSE: NSH).

	2/10/06	12/29/06	12/31/07	12/31/08
Magellan Midstream Holdings, L.P.	100.0	93.4	116.8	64.4
Peer Index	100.0	125.1	144.9	74.2
S&P 500	100.0	111.6	117.7	74.2

The information provided in this section is being furnished to, and not filed with, the SEC. As such, this information is neither subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act.

ITEM 6.	Selected Financial Data

We have derived the summary selected historical financial data from our current and historical audited consolidated financial statements and related notes. We have no separate operating activities apart from those conducted by MMP, and our cash flows primarily consist of distributions from MMP on the general partner interest and incentive distribution rights we own. Accordingly, the selected historical consolidated financial data set forth in the following table primarily reflects the operating activities and results of operations of MMP. Through our sole ownership of MMP GP, MMP’s general partner, we have control of MMP; therefore, we reflect our ownership interest in MMP and MMP GP, on a consolidated basis. Information concerning significant trends in our financial condition and results of operations is contained in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our operating results incorporate a number of significant estimates and uncertainties. Such matters could cause the data included herein not to be indicative of our future financial conditions or results of operations. A discussion of our critical accounting estimates and how these estimates could impact future financial conditions and results of operations is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this report. In addition, a discussion of the risk factors which could affect our business and future financial condition and results of operations is included under Item 1A Risk Factors of this report. Additionally, Note 3—Summary of Significant Accounting Policies under Item 8 Financial Statements and Supplementary Data of this report provides descriptions of areas where estimates and judgments could result in different amounts recognized in accompanying consolidated financial statements.

We define EBITDA, which is not a generally accepted accounting principles (“GAAP”) measure, in the following schedules as net income plus provision for income taxes, debt prepayment premium, write-off of unamortized debt placement fees, debt placement fee amortization, interest expense (net of interest income and interest capitalized), non-controlling owners’ interest in income of consolidated subsidiaries and depreciation and amortization. EBITDA should not be considered an alternative to net income, operating profit, cash flow from operations or any other measure of financial performance presented in accordance with GAAP. Because EBITDA excludes some items that affect net income and these items may vary among other companies, the EBITDA data presented may not be comparable to similarly titled measures of other companies. Our management uses EBITDA as a performance measure to assess the viability of projects and to determine overall rates of return on alternative investment opportunities. A reconciliation of EBITDA to net income, the nearest comparable GAAP measure, is included in the following schedules.

In addition to EBITDA, the non-GAAP measure of operating margin (in the aggregate and by segment) is presented in the following tables. We compute the components of operating margin by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the following tables. See Note 15—Segment Disclosures in the accompanying consolidated financial statements for a reconciliation of segment operating margin to segment operating profit. We believe that investors benefit from having access to the same financial measures being utilized by management. Operating margin is an important measure of the economic performance of our core operations. This measure forms the basis of our internal financial reporting and is used by our management in deciding how to allocate MMP’s capital resources between segments. Operating profit, alternatively, includes expense items such as depreciation and amortization and affiliate G&A expense, that management does not consider when evaluating the core profitability of an operation.

	Year Ended December 31,
	2004		2005		2006	2007	2008
	(in thousands, except per year unit amounts)
Income Statement Data:
Transportation and terminals revenues		$419,772		$501,324	$559,321	$608,781	$638,810
Product sales revenues		275,769		636,209	664,569	709,564	574,095
Affiliate management fee revenues		488		667	690	712	733

Total revenues		696,029		1,138,200	1,224,580	1,319,057	1,213,638
Operating expenses		180,422		229,720	243,860	250,935	264,871
Product purchases		255,599		582,631	605,341	633,909	436,567
Gain on assignment of supply agreement		—		—	—	—	(26,492)
Equity earnings		(1,602)		(3,104)	(3,324)	(4,027)	(4,067)

Operating margin		261,610		328,953	378,703	438,240	542,759
Depreciation and amortization expense		57,196		71,655	76,200	79,140	86,501
Affiliate G&A expense		54,240		61,506	69,503	74,859	73,302

Operating profit		150,174		195,792	233,000	284,241	382,956
Interest expense, net		36,734		52,273	47,624	47,653	50,479
Debt prepayment premium		12,666		—	—	1,984	—
Write-off of unamortized debt placement fees		9,820		6,413	—	—	—
Non-controlling owners’ interest in income of consolidated subsidiaries		69,632		124,623	148,292	175,356	244,430
Debt placement fee amortization		2,568		2,247	1,925	1,554	767
Other (income) expense, net		(949)		(1,312)	653	728	(380)

Income before provision for income taxes		19,703		11,548	34,506	56,966	87,660
Provision for income taxes(a)		—		—	—	1,568	1,987

Net income		$19,703		$11,548	$34,506	$55,398	$85,673

Basic and diluted net income per limited partner unit	$	n/a	$	n/a	$0.53	$0.98	$1.40

Balance Sheet Data:
Working capital (deficit)(b)		$73,140		$13,783	$(310,087)	$(15,609)	$(29,644)
Total assets		2,282,704		2,264,995	2,316,508	2,416,931	2,600,708
Long-term debt(b)		1,062,470		787,194	518,609	914,536	1,083,485
Partners’ capital (deficit)		(43,115)		(215,226)	50,932	52,827	50,945
Cash Distribution Data:
Cash distributions declared per unit(c)		$—		$—	$0.91	$1.13	$1.37
Cash distributions paid per unit(c)		$—		$—	$0.66	$1.07	$1.32
Other Data:
Operating margin (loss):
Petroleum products pipeline system		$195,092		$250,623	$285,743	$352,715	$426,495
Petroleum products terminals		56,179		67,237	86,823	85,488	104,121
Ammonia pipeline system		7,310		7,687	2,554	(2,995)	8,660
Allocated partnership depreciation costs(d)		3,029		3,406	3,583	3,032	3,483

Operating margin		$261,610		$328,953	$378,703	$438,240	$542,759

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except per year unit amounts)
EBITDA:
Net income	$19,703	$11,548	$34,506	$55,398	$85,673
Provision for income taxes(a)	—	—	—	1,568	1,987
Non-controlling owners’ interest in income of consolidated subsidiaries	69,632	124,623	148,292	175,356	244,430
Debt prepayment premium	12,666	—	—	1,984	—
Write-off of unamortized debt placement fees	9,820	6,413	—	—	—
Debt placement fee amortization	2,568	2,247	1,925	1,554	767
Interest expense, net	36,734	52,273	47,624	47,653	50,479
Depreciation and amortization expense	57,196	71,655	76,200	79,140	86,501

EBITDA	$208,319	$268,759	$308,547	$362,653	$469,837

Operating Statistics:
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$0.996	$1.025	$1.060	$1.147	$1.193
Volume shipped (million barrels)	256.0	298.6	309.6	307.2	295.9
Petroleum products terminals:
Marine terminal average storage utilized (million barrels per month)(e)	18.4	20.4	20.9	21.8	23.3
Inland terminal throughput (million barrels)	93.6	101.3	110.1	117.3	108.1
Ammonia pipeline system:
Volume shipped (thousand tons)	765	713	726	716	822

(a)	Beginning in 2007, the state of Texas implemented a partnership-level tax based on a percentage of MMP’s net revenues apportioned to the state of Texas. We have reported MMP’s estimate of this tax as provision for income taxes on our consolidated statements of income.
(b)	The maturity date of MMP’s pipeline notes was October 7, 2007. As a result, the $270.8 million carrying value of these notes was classified as a current liability on our December 31, 2006 consolidated balance sheet. This debt was refinanced before its maturity.
(c)	Cash distributions declared represent distributions declared associated with each calendar year. Distributions were declared and paid within 45 days following the close of each quarter. Cash distributions paid represent cash payments for distributions during each of the periods presented.
(d)	Certain assets were contributed to MMP and were recorded as property, plant and equipment at the partnership level. The associated depreciation expense was allocated to MMP’s various business segments, which in turn recognized these allocated costs as operating expense, reducing segment operating margins by these amounts.
(e)	For the year ended December 31, 2004, represents the average monthly storage capacity utilized for the three months MMP owned the East Houston, Texas facility (1.9 million barrels) and the weighted-average storage capacity utilized for the full year at MMP’s other marine terminals (16.5 million barrels). For the year ended December 31, 2005, represents the average storage capacity utilized for the four months MMP owned its Wilmington, Delaware terminal (1.8 million barrels) and the average monthly storage capacity utilized for the full year at MMP’s other marine terminals (18.6 million barrels).

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since we own and control MMP GP, we reflect our ownership interest in MMP on a consolidated basis, which means that our financial results are combined with MMP GP’s and MMP’s financial results. The publicly held limited partner interests in MMP are reflected as non-controlling owners’ interest in income of consolidated subsidiaries in our results of operations. We currently have no separate operating activities apart from those conducted by MMP, and our operating cash flow is derived solely from cash distributions from MMP.

Our consolidated financial statements do not differ materially from the results of operations of MMP. Accordingly, the following discussion of our financial position and results of operations primarily reflects the operating activities and results of operations of MMP. Please read this discussion in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K for the year ended December 31, 2008.

Significant Events

In December 2008, we acquired our general partner from MGG MH. Concurrent with that transaction, MGG MH distributed all of its remaining 8.8 million common units in us to its equity owners. We did not issue additional common units or receive any proceeds as a result of these transactions.

Recent Developments

Recession and deterioration of credit, capital and commodity markets. The U.S. economy contracted significantly during recent quarters, resulting in increases in bankruptcies and unemployment. Credit market conditions also deteriorated rapidly during the same period. Several major banks and financial institutions failed or were forced to seek assistance through distressed sales or emergency government measures.

Declining economic conditions and the impact of hurricanes experienced in the U.S. in the latter half of 2008 contributed to the reduction in throughput MMP experienced on its refined petroleum products pipeline system during this same period. A prolonged economic downturn in the United States could further decrease demand for the petroleum products MMP transports, stores and distributes, which could in turn result in lower demand for its services and a reduction in its revenues and cash flow. In addition, current economic and capital market conditions in some instances have impaired or could impair the financial condition of MMP’s customers and suppliers, increasing the probability that it could experience losses from customer or supplier defaults.

The prices of energy commodities have been extremely volatile in recent periods, and have recently fallen rapidly from historic highs. Periods of sustained high prices for the products MMP transports, stores and distributes could result in lower demand for those products and lead to reduced demand for its services, while periods of sustained low prices could have the opposite effect. During periods of low product prices, including the current period, MMP will generally experience reduced margins from its petroleum products blending and fractionation activities, while during periods of high product prices MMP will generally experience higher margins from those activities. MMP is unable to predict product prices and how they will impact its financial position, results of operation or cash flow.

Cash generated from MMP’s operations is its primary source of liquidity for funding debt service, maintenance capital expenditures and quarterly distributions. However, MMP relies on its revolving credit facility to provide additional liquidity for working capital needs and as an interim source of financing for expansion capital projects. MMP’s revolving credit facility has total committed capacity of $550.0 million, and drawings on that facility at December 31, 2008 were $70.0 million, with an additional $3.9 million obligated for letters of credit. The facility is funded by a syndicate of 18 banks. To date, all of the banks in the syndicate have continued to meet their commitments despite the recent market turmoil. If any banks in the syndicate were unable to perform on their commitments to fund the facility, MMP’s liquidity could be impaired, which could reduce its ability to fund growth capital expenditures or finance its working capital needs.

Current market conditions have also resulted in higher credit spreads on long-term borrowings and significantly reduced demand for new corporate debt issues. Equity prices, including MMP’s unit price, have experienced abnormally high volatility over recent months. If these conditions persist, MMP’s cost of capital could increase and MMP’s ability to finance growth capital expenditures or acquisitions in a cost-effective manner could be reduced.

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

Commodity derivative agreements. Prior to July 2008, MMP sold refined petroleum products, primarily from its petroleum products blending activities, to customers through forward sales contracts. Since MMP’s customers took physical delivery of these products the associated forward sales agreements qualified for normal sales accounting treatment. Because of changes in the liquidity of these markets in mid-2008, MMP generally has been unable to execute similar agreements on acceptable terms since that time. As a result, in August 2008, MMP began entering into New York Mercantile Exchange (“NYMEX”) commodity-based futures sales contracts to hedge its exposure to price fluctuations. Although these NYMEX agreements represent an economic hedge against price changes for petroleum products MMP expects to sell in the future, they do not meet the requirements for hedge accounting treatment. As a result, MMP is recognizing the change in fair value of these agreements currently in earnings, which could result in material gains or losses in our and MMP’s results of operations. For the year ended December 31, 2008, MMP recorded product sales for unrealized gains of $20.2 million on its open NYMEX positions. These open NYMEX agreements had maturities between January 2009 and April 2009.

MMP expects to continue to enter into NYMEX agreements to hedge against price changes for additional volumes of petroleum products related to its blending activities and for other commodity hedging activities. To the extent MMP uses NYMEX contracts, it could experience additional risks related to price basis differentials and margin calls. The change in fair value of these NYMEX agreements could result in material impacts to MMP’s results of operations and cash flows in future periods.

Distribution. On February 13, 2009, we paid cash distributions of $0.3590 per unit to unitholders of record at the close of business on February 6, 2008. Total distributions paid were $22.5 million.

Overview

MMP’s petroleum products pipeline system and petroleum products terminals generate substantially all of its cash flows from the transportation, storage and distribution services MMP provides to its customers. The revenues generated from these petroleum products businesses are significantly influenced by demand for refined petroleum products. Operating expenses are principally fixed costs related to routine maintenance and system integrity as well as field and support personnel. Other costs, including power, fluctuate with volumes transported on MMP’s pipeline and stored in its terminals. Expenses resulting from environmental remediation projects include costs from projects relating both to current and past events. For a discussion of indemnified environmental matters, see Business—Environmental & Safety under Item 1 of this Annual Report on Form 10-K.

A prolonged period of high refined petroleum product prices or recessionary economic environment could lead to a reduction in demand and result in lower shipments on MMP’s pipeline system and reduced demand for its terminal services. Fluctuations in the prices of refined petroleum products impact the amount of cash MMP’s petroleum products pipeline system generates from its petroleum products blending and fractionation activities. In addition, increased maintenance regulations, higher power costs and higher interest rates could decrease the amount of cash MMP generates. See Item 1A—Risk Factors for other risk factors that could impact MMP’s results of operations, financial position and cash flows.

Petroleum products pipeline system. MMP’s petroleum products pipeline system is comprised of a common carrier pipeline that provides transportation, storage and distribution services for petroleum products and liquefied petroleum gases in 13 states from Texas through the Midwest to Colorado, North Dakota, Minnesota, Wisconsin and Illinois. Through direct refinery connections and interconnections with other interstate pipelines, MMP’s petroleum products pipeline system can access more than 40% of the refinery capacity in the continental United States. In 2008, the pipeline generated 74% of its revenues, excluding the sale of petroleum products, through transportation tariffs for volumes of petroleum products it ships. These tariffs vary depending upon where the product originates, where ultimate delivery occurs and any applicable discounts. All interstate transportation rates and discounts are in published tariffs filed with the Federal Energy Regulatory Commission (“FERC”). The pipeline also earns revenues from non-tariff based activities, including leasing pipeline and storage tank capacity to shippers on a long-term basis and by providing data services and product services such as ethanol unloading and loading, additive injection, custom blending and laboratory testing.

In general, MMP does not take title to the products that it transports. However, MMP does take title to products related to its petroleum products blending and fractionation activities and in connection with certain transactions involving the operations of its pipeline system and terminals. Although MMP’s petroleum products blending and fractionation activities generate significant revenues from the sale of petroleum products, MMP believes the gross margin from these activities, which takes into account the related product purchases, better represents its importance to MMP’s results of operations.

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

Ammonia pipeline system. MMP’s ammonia pipeline system transports and distributes ammonia from production facilities in Texas and Oklahoma to various distribution points in the Midwest for use as an agricultural fertilizer. MMP generates revenues principally from volume-based fees for the transportation of ammonia on its pipeline system. A third-party pipeline company operated the ammonia pipeline system until MMP assumed operating responsibility of this pipeline system on July 1, 2008.

Growth Projects

MMP remains focused on growth and has significantly increased its operations over the past several years through organic growth projects that expand or upgrade its existing facilities. Industry themes continue to drive MMP’s current expansion projects, including:

•

strong demand for petroleum products storage, which has provided significant opportunity for MMP to build tankage along its petroleum products pipeline system and at its marine terminals, backed by long-term customer commitments;

•

government regulations for renewable fuels such as ethanol and biodiesel as fuel additives, which require MMP to add blending infrastructure on which MMP will earn additional profits. In addition, MMP is currently assessing the feasibility of a dedicated ethanol pipeline; and

•

refinery expansions and enhanced connectivity to key growth markets such as Denver, Colorado and Dallas and Houston, Texas. MMP is constructing storage tanks and building a connection to an existing third-party pipeline in the Houston area to accommodate additional refinery capacity from the Port Arthur, Texas region, supported by a long-term customer agreement.

MMP spent $266.2 million on growth projects during 2008 and $150.5 million in 2007. Further, MMP expects to spend approximately $215.0 million in 2009 on projects that are currently underway, with additional spending of approximately $30.0 million expected in 2010 to complete these projects. These expansion capital estimates exclude potential acquisitions or spending on more than $500.0 million of other potential growth projects in earlier stages of development.

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

We believe that investors benefit from having access to the same financial measures being utilized by management. Operating margin, which is presented in the tables below, is an important measure used by MMP’s management to evaluate the economic performance of MMP’s core operations. This measure forms the basis of MMP’s internal financial reporting and is used by its management in deciding how to allocate capital resources between segments. Operating margin is not a generally accepted accounting principles (“GAAP”) measure, but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the tables below. Operating profit includes expense items, such as depreciation and amortization and affiliate G&A costs, which management does not consider when evaluating the core profitability of an operation. Additionally, product margin, which MMP management primarily uses to evaluate the profitability of its petroleum products blending and fractionation activities, is provided in the tables below. Project margin is a non-GAAP measure; however, its components, product sales and product purchases, are determined in accordance with GAAP.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2008

			Variance
	Year Ended December 31,		Favorable (Unfavorable)
	2007	2008	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenues:
Petroleum products pipeline system	$460.7	$478.5	$17.8	4
Petroleum products terminals	132.7	141.1	8.4	6
Ammonia pipeline system	18.3	22.7	4.4	24
Intersegment eliminations	(2.9)	(3.5)	(0.6)	(21)

Total transportation and terminals revenues	608.8	638.8	30.0	5
Affiliate management fee revenues	0.7	0.7	—	—
Operating expenses:
Petroleum products pipeline system	178.9	197.7	(18.8)	(11)
Petroleum products terminals	56.2	59.1	(2.9)	(5)
Ammonia pipeline system	21.3	14.1	7.2	34
Intersegment eliminations	(5.4)	(6.1)	0.7	13

Total operating expenses	251.0	264.8	(13.8)	(5)
Product margin:
Product sales	709.6	574.1	(135.5)	(19)
Product purchases	633.9	436.6	197.3	31

Product margin	75.7	137.5	61.8	82
Gain on assignment of supply agreement	—	26.5	26.5	N/A
Equity earnings	4.0	4.1	0.1	3

Operating margin	438.2	542.8	104.6	24
Depreciation and amortization expense	79.1	86.5	(7.4)	(9)
Affiliate G&A expense	74.9	73.3	1.6	2

Operating profit	284.2	383.0	98.8	35
Interest expense (net of interest income and interest capitalized)	47.7	50.5	(2.8)	(6)
Non-controlling owners’ interest in income of consolidated subsidiaries	175.4	244.4	(69.0)	(39)
Debt placement fee amortization	1.5	0.8	0.7	47
Debt prepayment premium	2.0	—	2.0	100
Other (income) expense	0.6	(0.4)	1.0	167

Income before provision for income taxes	57.0	87.7	30.7	54
Provision for income taxes	1.6	2.0	(0.4)	(25)

Net income	$55.4	$85.7	$30.3	55

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.147	$1.193
Volume shipped (million barrels)	307.2	295.9
Petroleum products terminals:
Marine terminal average storage utilized (million barrels per month)	21.8	23.3
Inland terminal throughput (million barrels)	117.3	108.1
Ammonia pipeline system:
Volume shipped (thousand tons)	716	822

Transportation and terminals revenues increased by $30.0 million resulting from higher revenues for each of MMP’s business segments as shown below:

•

an increase in petroleum products pipeline system revenues of $17.8 million. Transportation revenues increased as a result of higher average tariffs due in part to MMP’s mid-year 2007 and 2008 tariff escalations, partially offset by shipment disruptions in third and fourth quarter 2008 attributable to Hurricane Ike and weak demand for petroleum products as a result of high product prices during most of 2008. MMP also earned more ancillary revenues related to leased storage, ethanol blending services, capacity leases and facility rentals;

•

an increase in petroleum products terminals revenues of $8.4 million. Revenues increased at MMP’s marine terminals primarily due to operating results from additional storage tanks at its Galena Park, Texas facility that were placed into service throughout 2007 and 2008. The revenue increase was negatively impacted by lost business due to Hurricane Ike, including lower revenue recognized from our variable-rate storage agreement. MMP’s inland terminal revenues were essentially flat between periods as higher fees due to ethanol and additive blending offset lower volumes; and

•	an increase in ammonia pipeline system revenues of $4.4 million primarily due to additional shipments resulting from favorable weather and market conditions and higher average tariff rates charged.

Operating expenses increased by $13.8 million as higher expenses at MMP’s petroleum products pipeline system and petroleum products terminals segments were partially offset by lower costs related to MMP’s ammonia pipeline system, as described below:

•

an increase in petroleum products pipeline system expenses of $18.8 million primarily due to less favorable product overages (which reduce operating expenses) in the current period, higher system integrity spending and increased environmental accruals for several historical releases. The higher system integrity spending was due to accelerating work into the current year that was originally planned to occur in 2009. Partially offsetting these items was a $12.1 million reduction to MMP’s operating expenses in second quarter 2008 due to the favorable settlement of a civil penalty related to historical product releases;

•

an increase in petroleum products terminals expenses of $2.9 million primarily related to higher personnel costs and maintenance spending, including clean-up costs related to Hurricane Ike. These increases were partially offset by gains recognized from insurance proceeds received in 2008 associated with hurricane damages sustained during 2005; and

•

a decrease in ammonia pipeline system expenses of $7.2 million primarily due to lower environmental expenses and system integrity costs. Environmental expenses were higher in 2007 due primarily to increased accruals related to a 2004 pipeline release. MMP expects system integrity costs to be significantly higher in 2009 due to additional integrity work identified.

Product sales revenues primarily resulted from MMP’s petroleum products blending activities, terminal product gains and transmix fractionation. Product sales and product purchases were significantly lower during the 2008 year due to MMP’s assignment of a supply agreement during first quarter 2008. Product margin increased $61.8 million primarily due to higher product prices, the sale of additional product overages by MMP’s petroleum products terminals and the sale of unprocessed transmix by MMP’s petroleum products pipeline segment during 2008. Additionally, a $20.2 million unrealized gain was recorded in 2008 related to changes in the fair value of MMP’s NYMEX commodity futures contracts, partially offset by lower-of-average-cost-or-market adjustments of $6.4 million and $3.0 million to its refined petroleum products inventory and transmix inventory, respectively. The gross margin MMP realizes on these activities can be substantially higher in periods when refined petroleum prices increase and substantially lower in periods when product prices decline or stabilize given that MMP follows an average inventory valuation methodology which results in each period’s product purchases being influenced by the value of products held in that period’s beginning inventory. Given the current pricing environment for petroleum products, MMP expects its product margin for 2009 to be substantially lower than 2008.

The 2008 period benefited from a $26.5 million gain on the assignment of MMP’s third-party supply agreement during March 2008. The gain resulted from the write-off of the unamortized amount of a liability MMP recognized related to the fair value of the agreement, which it assumed as part of its acquisition of certain pipeline assets in October 2004.

Operating margin increased $104.6 million primarily due to higher gross margin from product sales in 2008 and higher revenues from each of MMP’s business segments.

Depreciation and amortization expense increased by $7.4 million primarily due to capital expansion projects placed into service over the past year.

Affiliate G&A expense decreased by $1.6 million between periods primarily due to lower equity-based incentive compensation expense, lower bonus accruals and lower allocated compensation expense related to payments made by MGG MH, a former affiliate, to one of MMP’s executive officers. The reduced equity-based incentive compensation expenses resulted from a lower weighted-average fair value for units awarded to plan participants and lower payout estimates for unvested incentive awards during 2008. Partially offsetting these decreases were increases in personnel, legal and expansion project due diligence costs during 2008. We have historically reimbursed MMP for its actual G&A costs that exceeded certain amounts as described in our omnibus agreement. The amount of G&A costs reimbursed to MMP for the years ended December 31, 2007 and 2008 was $4.1 million and $1.6 million, respectively. We will not reimburse MMP for G&A costs in future periods.

Interest expense, net of interest income and interest capitalized, increased $2.8 million in 2008. During 2007, interest expense was lower due to amortization of a step-up adjustment associated with MMP’s pipeline notes, which MMP repaid in second-quarter 2007. Additionally, interest income was lower because we did not recognize any interest income in 2008 related to the indemnification agreement (which was paid in full in June 2007). MMP’s average debt outstanding, excluding fair value adjustments for interest rate hedges, increased to $995.1 million for the 2008 period from $887.5 million for the 2007 period principally due to borrowings for expansion capital expenditures; however, the weighted-average interest rate on MMP’s borrowings, after giving effect to the impact of associated fair value hedges, decreased to 5.7% in 2008 from 6.7% in 2007.

Non-controlling owners’ interest in income of consolidated subsidiaries increased $69.0 million, primarily related to higher MMP net income.

MMP incurred debt refinancing expenses of $2.7 million during the 2007 period with no similar expense in 2008. The expenses for 2007 were associated with the early retirement of MMP’s pipeline notes during second quarter 2007, originally due in October 2007, and included a debt prepayment premium of $2.0 million as well as related interest rate hedge settlements of $0.7 million, which were recorded as other expense. Debt placement fee amortization also decreased $0.7 million in 2008 due to debt placement fees being amortized over a significantly longer period of time as a result of new notes being issued to repay MMP’s pipeline notes.

Provision for income taxes increased $0.4 million in 2008 due primarily to a change in MMP’s partnership-level tax rate from 0.5% in 2007 to 1.0% in 2008. This rate increase resulted from MMP’s losing its petroleum product wholesaler status with the state of Texas following its assignment of a supply agreement in March 2008.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2007

			Variance
	Year Ended December 31,		Favorable (Unfavorable)
	2006	2007	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenues:
Petroleum products pipeline system	$420.3	$460.7	$40.4	10
Petroleum products terminals	125.9	132.7	6.8	5
Ammonia pipeline system	16.5	18.3	1.8	11
Intersegment eliminations	(3.4)	(2.9)	0.5	15

Total transportation and terminals revenues	559.3	608.8	49.5	9
Affiliate management fee revenues	0.7	0.7	—	—
Operating expenses:
Petroleum products pipeline system	189.2	178.9	10.3	5
Petroleum products terminals	47.2	56.2	(9.0)	(19)
Ammonia pipeline system	13.9	21.3	(7.4)	(53)
Intersegment eliminations	(6.4)	(5.4)	(1.0)	(16)

Total operating expenses	243.9	251.0	(7.1)	(3)
Product margin:
Product sales	664.6	709.6	45.0	7
Product purchases	605.3	633.9	(28.6)	(5)

Product margin	59.3	75.7	16.4	28
Equity earnings	3.3	4.0	0.7	21

Operating margin	378.7	438.2	59.5	16
Depreciation and amortization expense	76.2	79.1	(2.9)	(4)
Affiliate G&A expense	69.5	74.9	(5.4)	(8)

Operating profit	233.0	284.2	51.2	22
Interest expense (net of interest income and interest capitalized)	47.6	47.7	(0.1)	—
Non-controlling owners’ interest in income of consolidated subsidiaries	148.3	175.4	(27.1)	(18)
Debt placement fee amortization	1.9	1.5	0.4	21
Debt prepayment premium	—	2.0	(2.0)	N/A
Other expense	0.7	0.6	0.1	14

Income before provision for income taxes	34.5	57.0	22.5	65
Provision for income taxes	—	1.6	(1.6)	N/A

Net income	$34.5	$55.4	$20.9	61

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.060	$1.147
Volume shipped (million barrels)	309.6	307.2
Petroleum products terminals:
Marine terminal average storage utilized (million barrels per month)	20.9	21.8
Inland terminal throughput (million barrels)	110.1	117.3
Ammonia pipeline system:
Volume shipped (thousand tons)	726	716

Transportation and terminals revenues increased by $49.5 million resulting from higher revenues for each of MMP’s business segments as shown below:

•

an increase in petroleum products pipeline system revenues of $40.4 million. Transportation revenues increased as a result of higher average tariffs due in part to MMP’s mid-year 2006 and 2007 tariff escalations, partially offset by slightly lower transportation volumes due to various factors which resulted in several refineries connected to MMP’s system curtailing production during 2007. MMP also earned more ancillary revenues related to higher fees for leased storage as well as additional demand for its terminal, additive and renewable fuels services during 2007;

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

Operating expenses increased by $7.1 million as higher expenses at MMP’s petroleum products terminals and ammonia pipeline system were partially offset by lower costs related to its petroleum products pipeline system as described below:

•

a decrease in petroleum products pipeline system expenses of $10.3 million primarily due to more favorable product overages (which reduce operating expenses), lower integrity spending because of maintenance project timing and lower environmental expenses. During the 2006 period, MMP recognized additional expense when it entered into a risk transfer agreement, whereby risks associated with certain known environmental sites were transferred to a contractor in order to mitigate MMP’s future financial exposure relative to those sites. Higher property taxes, asset retirements, power and personnel costs in 2007 partially offset these favorable expense items;

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

Product margin increased $16.4 million. Product sales revenues primarily resulted from a third-party product supply agreement, MMP’s petroleum products blending activities, petroleum products terminal product gains and transmix fractionation. The increase in 2007 margins was primarily attributable to higher product prices.

Operating margin increased $59.5 million, primarily due to higher revenues from each of MMP’s business segments and higher gross margin from product sales in 2007.

Depreciation and amortization expense increased by $2.9 million related to capital expansion projects over the 2007 year.

Affiliate G&A expense increased by $5.4 million between periods primarily due to higher personnel costs during 2007. For the years ended December 31, 2006 and 2007, MMP was responsible for paying G&A costs of $53.2 million and $57.4 million, respectively. We reimbursed MMP for their actual cash G&A costs that exceed these amounts. The amount of G&A we reimbursed to MMP for the years ended December 31, 2006 and 2007 was $1.7 million and $4.1 million, respectively.

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

Provision for income taxes was $1.6 million during 2007 compared to $0 in 2006. Beginning in 2007, the state of Texas implemented a partnership-level tax based on the financial results of MMP’s net revenues apportioned to the state of Texas.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities was $316.6 million, $293.3 million and $436.0 million for the years ended December 31, 2006, 2007 and 2008, respectively.

•	The $142.7 million increase from 2007 to 2008 was primarily attributable to:

•

a $60.8 million increase in net income, excluding non-cash non-controlling owners’ interest in income of consolidated subsidiaries, non-cash gain on assignment of supply agreement and a $12.1 million non-cash reduction in operating expenses resulting from the favorable settlement of a civil penalty related to historical product releases;

•

a $101.6 million increase in cash resulting from a $72.7 million decrease in inventory in 2008 versus a $28.9 million increase in inventory in 2007. The decrease in inventory during 2008 is principally due to the sale of petroleum products inventory when MMP assigned its product supply agreement to a third party in March 2008 as well as a significant decrease in product prices during the latter part of 2008; and

•

a $11.2 million increase in cash resulting from a $0.3 million decrease in accounts payable in 2008 versus a $11.5 million decrease in accounts payable in 2007 due primarily to the timing of invoices received from vendors and suppliers.

These increases were partially offset by an $18.5 million decrease in the supply agreement deposit in 2008. As a result of the assignment of MMP’s product supply agreement to a third party in March 2008, MMP refunded this deposit.

•	The $23.3 million decrease from 2006 to 2007 was primarily attributable to:

•

a $15.5 million decrease in cash resulting from a $28.9 million increase in inventory in 2007 versus a $13.4 million increase in inventory in 2006. The increase in inventory during 2007 was primarily due to higher product prices;

•

a $27.3 million decrease in cash resulting from a $11.5 million decrease in accounts payable in 2007 versus a $15.8 million increase in accounts payable in 2006 due primarily to the timing of invoices received from vendors and suppliers; and

•

a $48.2 million decrease in cash resulting from a $19.9 million decrease in accrued product purchases in 2007 versus a $28.3 million increase in accrued product purchases in 2006 due primarily to the timing of invoices received from vendors and suppliers.

These decreases were partially offset by:

•	increased net income, net of non-cash non-controlling owners’ interest in income of consolidated subsidiaries, of $48.0 million in 2007; and

•

a $15.0 million increase in cash relative to an indemnification settlement with a former affiliate of MMP. During 2007, MMP received $35.0 million as part of this settlement compared to $20.0 million received during 2006.

Net cash used by investing activities for the years ended December 31, 2006, 2007 and 2008 was $148.3 million, $193.7 million and $305.9 million, respectively. During 2008, MMP spent $272.1 million for capital expenditures, which included $46.9 million for maintenance capital and $225.2 million for expansion capital. Significant expansion capital expenditures during 2008 included new storage tanks at our Wilmington, Delaware and Galena Park, Texas terminals. Additionally, MMP acquired petroleum products terminals in Bettendorf, Iowa and Wrenshall, Minnesota and a petroleum products terminal in Mount Pleasant, Texas along with a 76-mile petroleum products pipeline for $38.3 million plus related liabilities assumed of $2.6 million. Significant expansion capital expenditures during 2006 and 2007 included new storage tanks, including new tanks at MMP’s Galena Park, Texas terminal, ethanol blending equipment, equipment to comply with ultra low sulfur diesel fuel mandates and additions to delivery racks. During 2007, MMP spent $190.2 million for capital expenditures, of which $39.7 million was for maintenance capital and $150.5 million was for expansion capital. During 2006, MMP spent $168.5 million for capital expenditures, which included $32.9 million for maintenance capital and $135.6 million for expansion capital.

Net cash used by financing activities for the years ended December 31, 2006, 2007 and 2008 was $197.9 million, $105.6 million and $93.2 million, respectively. During 2008, we paid distributions of $82.8 million to our unitholders and general partner and MMP paid distributions of $181.5 million to its owners other than us. During 2008, borrowings under notes of $250.0 million were used to repay $212.0 million of borrowings on MMP’s revolving credit facility, with the balance used for general purposes. Net borrowings on the revolver during 2008, excluding the repayment, were $118.5 million, which were used for general purposes, including expansion capital expenditures. Cash used during 2007 reflects $67.3 million of distributions by us to our unitholders and $165.9 million of distributions by MMP to its owners other than us, partially offset by net borrowings on MMP’s revolving credit facility of $143.0 million and $248.9 million from a debt financing. A portion of these borrowings were used to repay the $272.6 million remaining balance of MMP’s pipeline notes. Cash used during 2006 primarily reflects $563.7 million of distributions by us to our owners and unitholders and $151.6 million of distributions by MMP to its owners other than us, partially offset by $506.8 million of net proceeds from our initial public offering.

In February 2009, we received a quarterly distribution of $23.5 million related to our ownership of the general partner interest and incentive distribution rights in MMP associated with the fourth quarter of 2008. As a result, in February 2009 we paid a quarterly distribution of $0.359 for each of our limited partner units, or $22.5 million, for the fourth quarter of 2008. If we continue to pay cash distributions at this current level and the number of outstanding units remain the same, total cash distributions of $90.0 million will be paid to our unitholders in 2009.

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

During 2008, MMP’s maintenance capital spending was $46.9 million, including $3.6 million of spending that would have been covered by the May 2004 indemnification settlement or for which MMP expects reimbursement. MMP has received the entire $117.5 million under our indemnification settlement agreement. Please see “Environmental” below for additional description of this agreement.

For 2009, MMP expects to incur maintenance capital expenditures for its existing businesses of approximately $42.0 million, including $7.0 million of maintenance capital that has already been reimbursed to MMP through its indemnification settlement or will be reimbursed by third parties.

In addition to maintenance capital expenditures, MMP also incurs expansion capital expenditures at its existing facilities. During 2008, MMP spent $225.2 million for organic growth projects and $40.9 million (including $2.6 million assumed liabilities) to acquire two petroleum products terminals already connected to its petroleum products pipeline system and a petroleum products terminal along with a 76-mile petroleum products pipeline. Based on the progress of expansion projects already underway, MMP expects to spend approximately $215.0 million of growth capital including acquisitions during 2009, with an additional $30.0 million in 2010 to complete these projects.

Liquidity

Our primary source of liquidity for funding interest payments, operating expenses and obligations to MMP is cash distributions we receive from MMP. Additional liquidity is available under our affiliate working capital loan agreement described below.

Cash generated from operations is MMP’s primary source of liquidity for funding debt service, maintenance capital expenditures and quarterly distributions. Additional liquidity for purposes other than quarterly distributions, such as capital expenditures, is available through borrowings under MMP’s revolving credit facility discussed below, as well as from other borrowings or issuances of debt or limited partner units. If any of the banks committed to fund MMP’s revolving credit facility were unable to perform on their commitments, MMP’s liquidity could be impaired, which could reduce its ability to fund growth capital expenditures and acquisitions. Current market conditions have resulted in higher credit spreads on long-term borrowings and significantly reduced demand for new corporate debt issues. Equity prices, including MMP’s unit price, have experienced abnormally high volatility during the current period. If these conditions persist, MMP’s cost of capital could increase and its ability to finance growth capital expenditures or acquisitions in a cost-effective manner could be reduced.

As of December 31, 2008, total debt reported on our consolidated balance sheet was $1,083.5 million. The difference between this amount and the $1,070.0 million face value of MMP’s outstanding debt results from adjustments related to unamortized discounts on debt issuances and the unamortized portion of gains recognized on derivative financial instruments which had qualified as fair value hedges of MMP’s long-term debt until the hedges were terminated or hedge accounting treatment was discontinued.

Our Debt

As of December 31, 2008, we had no debt outstanding other than MMP’s debt, which is consolidated on our financial statements.

Affiliate Working Capital Loan. During both 2007 and 2008, we had a $5.0 million revolving credit facility with MGG MH as the lender. There were no borrowings under these facilities at any time during 2007 or 2008. The current facility matured on December 31, 2008, and the maturity date was extended through March 31, 2009, with the same terms. The current facility is available exclusively to fund our working capital borrowings. Borrowings under the facility bear interest at LIBOR plus 2.0%, and we pay a commitment fee to MGG MH on the unused portion of the working capital facility of 0.3%.

MMP Debt

MMP relies on its revolving credit facility as an interim source of financing for capital expansion projects. If any of the banks committed to fund its facility were unable to perform on their commitments, MMP’s liquidity could be impaired, which could reduce its ability to fund growth capital expenditures and acquisitions. Current market conditions have resulted in higher credit spreads on long-term borrowings and significantly reduced demand for new corporate debt issues. Equity prices, including our and MMP’s unit price, have experienced abnormally high volatility during the current period. If these conditions persist, MMP’s cost of capital could increase and its ability to finance growth capital expenditures or acquisitions in a cost-effective manner could be reduced.

At December 31, 2008, maturities of MMP’s debt were as follows: $0 each year in 2009, 2010 and 2011; $70.0 million in 2012; $0 in 2013; and $1.0 billion thereafter. MMP’s debt is non-recourse to its general partner and to us.

Revolving credit facility. The total borrowing capacity under MMP’s revolving credit facility, which matures in September 2012, is $550.0 million. Borrowings under the facility are unsecured and incur interest at LIBOR plus a spread that ranges from 0.3% to 0.8% based on MMP’s credit ratings and amounts outstanding under the facility. As of December 31, 2008, $70.0 million was outstanding under this facility and $3.9 million was obligated for letters of credit. The obligations for letters of credit are not reflected as debt on our consolidated balance sheets. As of December 31, 2008, the weighted-average interest rate on borrowings outstanding under this facility was 4.8%. Additionally, a commitment fee is assessed at a rate from 0.05% to 0.125%, depending on MMP’s credit rating.

6.45% notes due 2014. In May 2004, MMP sold $250.0 million aggregate principal of 6.45% notes due 2014 in an underwritten public offering at 99.8% of par. Including the impact of amortizing the gains realized on the hedges associated with these notes, the effective interest rate of these notes is 6.3%.

5.65% notes due 2016. In October 2004, MMP sold $250.0 million of 5.65% notes due 2016 in an underwritten public offering as part of the long-term financing of pipeline assets MMP acquired in October 2004. The notes were issued at 99.9% of par. MMP used an interest rate swap to effectively convert $100.0 million of these notes to floating-rate debt until May 2008 (see Interest rate derivatives below). Including the amortization of the $3.8 million gain realized from unwinding that interest rate swap and the amortization of losses realized on pre-issuance hedges associated with these notes, the weighted-average interest rate of these notes at December 31, 2008 was 5.7%. The outstanding principal amount of the notes was increased $2.7 million at December 31, 2007 for the fair value of the associated swap-to-floating derivative instrument and $3.5 million at December 31, 2008 for the unamortized portion of the payment received upon termination of the aforementioned swap.

6.40% notes due 2018. In July 2008, MMP issued $250.0 million of 6.40% notes due 2018 in an underwritten public offering. Net proceeds from the offering, after underwriter discounts of $1.6 million and offering costs of $0.4 million, were $248.0 million. The net proceeds were used to repay the $212.0 million of borrowings outstanding under MMP’s revolving credit facility at that time, and the balance was used for general purposes. In connection with this offering, MMP entered into $100.0 million of interest rate swap agreements to hedge against changes in the fair value of a portion of these notes, effectively converting $100.0 million of these notes to floating-rate debt (see Interest rate derivatives below). These agreements originally expired on July 15, 2018, the maturity date of the 6.40% notes; however, in December 2008 MMP terminated $50.0 million of these agreements and discontinued hedge accounting on the remaining $50.0 million, resulting in it recognizing gains of $11.7 million. The outstanding principal amount of the notes was increased by $11.7 million at December 31, 2008 for the unamortized portion of those gains. Including the amortization of those gains, the weighted-average interest rate of these notes at December 31, 2008 was 5.9%.

6.40% notes due 2037. In April 2007, MMP issued $250.0 million of 6.40% notes due 2037 in an underwritten public offering at 99.6% of par. MMP received net proceeds of approximately $246.4 after underwriter fees and expenses. The net proceeds from the offering of these notes together with borrowing under MMP’s credit facility were used in May 2007 to prepay the $272.6 million of outstanding pipeline notes, as well as a related debt prepayment premium of $2.0 million and a $1.1 million payment in connection with the unwinding of fair value hedges associated with the pipeline notes. Including the impact of amortizing the gains realized on pre-issuance hedges associated with these notes, the effective interest rate of these notes is 6.3%.

The debt instruments described above include various covenants. In addition to certain financial ratio covenants, these covenants limit MMP’s ability to, among other things, incur indebtedness secured by certain liens, encumber its assets, make certain investments, engage in certain sale-leaseback transactions and consolidate, merge or dispose of all or substantially all of its assets. MMP was in compliance with these covenants as of December 31, 2008.

The revolving credit facility and notes described above are senior indebtedness.

Interest rate derivatives. MMP uses interest rate derivatives to help manage interest rate risk. As of December 31, 2008, MMP had two offsetting interest rate swap agreements outstanding:

•

In July 2008, MMP entered into a $50.0 million interest rate swap agreement (“Derivative A”) to hedge against changes in the fair value of a portion of the $250.0 million of 6.40% notes due 2018. Derivative A effectively converted $50.0 million of those notes from a 6.40% fixed rate to a floating rate of six-month LIBOR plus 1.83% and terminates in July 2018. MMP originally accounted for Derivative A as a fair value hedge. In December 2008, in order to capture the economic value of Derivative A at that time, we entered into an offsetting derivative as described below, and MMP discontinued hedge accounting on Derivative A. The $5.4 million fair value of Derivative A at that time was recorded as an adjustment to long-term debt and is being amortized over the remaining life of the 6.40% fixed-rate notes due 2018. The fair value of Derivative A as of December 31, 2008 was $7.5 million, of which $0.3 million was recorded to other current assets and $7.2 million was recorded to noncurrent assets. The change in fair value of Derivative A from the date we discontinued hedge accounting until December 31, 2008, was a gain of $1.9 million, which was recorded to other (income) expense on our consolidated statement of income.

•

In December 2008, concurrent with the discontinuance of hedge accounting treatment of Derivative A, MMP entered into an offsetting $50.0 million interest rate swap agreement with a different financial institution pursuant to which MMP pays a fixed rate of 6.40% and receives a floating rate of six-month LIBOR plus 3.23%. This agreement terminates in July 2018. MMP entered into this agreement to offset changes in the fair value of Derivative A, excluding changes due to changes in counterparty credit risks. We did not designate this agreement as a hedge for accounting purposes. The fair value of this agreement at December 31, 2008 was $(1.8) million, which was recorded to other deferred liabilities on our consolidated balance sheet.

Credit ratings. MMP’s credit ratings are BBB by Standard and Poor’s and Baa2 by Moody’s Investor Services and are not currently on watch for a rating change. We do not have a credit rating.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table summarizes MMP’s contractual obligations as of December 31, 2008 (in millions).

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations(1)	$1,070.0	$—	$—	$70.0	$1,000.0
Interest obligations(2)	816.3	66.0	132.1	127.3	490.9
Operating lease obligations	22.0	3.4	6.6	3.9	8.1
Pension and postretirement medical obligations	32.4	7.5	6.7	1.7	16.5
Purchase commitments:
Product purchase commitments(3)	8.0	8.0	—	—	—
Utility purchase commitments	2.6	0.8	1.2	0.6	—
Derivative financial instruments(4)
Equity-based incentive awards(5)	14.8	8.4	6.4	—	—
Environmental remediation(6)	18.0	5.9	5.5	2.0	4.6
Capital project purchase obligations	19.0	19.0	—	—	—
Maintenance obligations	16.7	12.2	2.9	1.6	—
Other purchase obligations	1.6	1.3	0.3	—	—

Total	$2,021.4	$132.5	$161.7	$207.1	$1,520.1

(1)	For purposes of this table, we have assumed that the borrowings under MMP’s revolving credit facility as of December 31, 2008 ($70.0 million) will not be repaid until the maturity date of the facility in September 2012.
(2)	The interest obligation for borrowings under MMP’s variable-rate revolving credit facility assumes the borrowings outstanding at December 31, 2008 will remain outstanding until the maturity date of that facility. The interest obligation further assumes the weighted-average borrowing rate of the facility at December 31, 2008 (4.8%).
(3)	MMP has an agreement with a supplier whereby it can purchase up to approximately 400,000 barrels of petroleum products per month until 2013. MMP has an offsetting agreement with a third party to sell these barrels at the same price as its purchases. Because MMP accounts for this buy-sell arrangement on a net basis, neither the product purchases nor the related product sales impact MMP’s consolidated statements of income. Related to these agreements, MMP has entered into a separate buy-or-make-whole agreement with the supplier for 13,000 barrels of petroleum products per day through January 31, 2013. Under the terms of this buy-or-make-whole agreement, if MMP does not purchase all of the barrels specified in the agreement, its supplier will sell the deficiency barrels in the open market. MMP is required to reimburse its supplier for any amounts in which they sell these deficiency barrels at prices lower than specified in MMP’s buy-or-make-whole agreement. MMP has not included any amounts in the table above for this commitment because it is unable to determine what the amounts, if any, of that commitment might be.
(4)	On December 31, 2008, MMP had two offsetting interest rate swap agreements, each with a notional value of $50.0 million. Because future net cash outflows under these derivative agreements, if any, are uncertain, they have been excluded from this table.
(5)	Represents the grant date fair value of unit awards accounted for as equity plus the December 31, 2008 fair value of award grants accounted for as liabilities, based on when those outstanding award grants will be settled. Settlements of these awards will differ from these reported amounts primarily due to differences between actual and current estimates of payout percentages and changes in MMP’s unit price between December 31, 2008 and the vesting dates of the awards.

(6)	During 2005, MMP entered into a 10-year agreement to reach contractual endpoint (as defined in the agreement) for 23 remediation sites. This contract obligates MMP to pay the remediation costs incurred by the contract counterparty associated with these 23 sites up to a maximum of $14.3 million. The amounts in the table above include the estimated remaining amounts to be paid under this agreement ($4.6 million as of December 31, 2008) and the estimated timing of these payments. Additionally, this agreement requires MMP to pay the contract counter-party a performance bonus if the remediation sites are brought to contractual end-point for less than $14.3 million. The table above includes MMP’s estimate of the performance bonus ($2.2 million) as of December 31, 2008. During 2006, MMP entered into a separate 10-year agreement with an independent contractor to remediate certain of its environmental sites. This contract obligated MMP to pay $16.2 million over a 10-year period. The amounts in the table above include the remaining amounts to be paid under this agreement ($10.7 million as of December 31, 2008) and the estimated timing of those payments based on project progress to date. In addition to these agreements, MMP was under contract for certain other remediation matters ($0.5 million).

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

Indemnification settlement. Prior to May 2004, a former affiliate provided indemnifications to MMP for assets MMP had acquired from it. In May 2004, we and MMP entered into an agreement with the former affiliate under which the former affiliate agreed to pay MMP $117.5 million to release it from those indemnification obligations. MMP has received the entire $117.5 million due under this agreement. As of December 31, 2008, known liabilities that would have been covered by these indemnifications were estimated to be $25.5 million. Through December 31, 2008, MMP has spent $59.0 million of the indemnification settlement proceeds for indemnified matters, including $23.1 million of capital costs. MMP has not reserved the cash received from this indemnity settlement and has used it for various other cash needs, including expansion capital spending.

Petroleum products EPA issue. In July 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act (the “Act”), served an information request to a former affiliate with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on the petroleum products pipeline system that MMP subsequently acquired. The EPA added to their original demand two subsequent releases that occurred from MMP’s petroleum products pipeline system. In September 2008, MMP paid a penalty of $5.3 million and agreed to perform certain operational enhancements under the terms of a settlement agreement reached with the EPA and Department of Justice (“DOJ”). This agreement led to a reduction of MMP’s environmental liability for these matters from $17.4 million to $5.3 million and a reduction of its operating expenses of $12.1 million during second quarter 2008.

Ammonia EPA issue. In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by MMP and, at the time of the releases, operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of MMP’s ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million for which the third-party operator has requested indemnification. In March 2007, MMP also received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator has subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. MMP believes that it does not have an obligation to indemnify or defend the third-party operator for the DOJ criminal fine settlement. The DOJ stated in its notice to us that it does not expect MMP or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for these matters based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and the third-party operator regarding these two releases, however, it is unable to determine what its ultimate liability could be for these matters. Adjustments to MMP’s recorded liability, which could occur in the near term, could be material to MMP’s and our results of operations and cash flows.

Other Items

Pipeline tariff increase. The FERC regulates the rates charged on interstate common carrier pipeline operations primarily through an index methodology, which establishes the maximum amount by which tariffs can be adjusted. Approximately 40% of MMP’s tariffs are subject to this indexing methodology while the remaining 60% of the tariffs can be adjusted at MMP’s discretion based on competitive factors. The current approved methodology is the annual change in the producer price index for finished goods (“PPI-FG”) plus 1.3%. Based on an actual change in PPI-FG of approximately 3.9% during 2007, MMP increased virtually all of its published tariffs by the allowed adjustment of approximately 5.2% effective July 1, 2008. The preliminary change in PPI-FG for 2008 is approximately 6.4%. At this level, MMP would be allowed to increase its indexed rates by an amount up to 7.7% subject to market conditions.

Board of directors of MMP GP. The total number of directors on MMP GP’s board of directors is currently set at eight and there are four vacancies. Three of the vacancies were created when representatives of MGG MH resigned from the board in 2006 and 2008. The fourth vacancy was due to the death of one of the three independent directors on December 29, 2008.

Customer bankruptcy. Flying J Inc. (“Flying J”) and its subsidiaries, including Longhorn Pipeline Partners, L.P. (“Longhorn”), filed for chapter 11 bankruptcy protection during December 2008. MMP has an agreement with Longhorn under which it operates the Longhorn pipeline for a fee. Bankruptcy proceedings are inherently unpredictable and the bankruptcy court could make decisions that MMP cannot foresee at this time. MMP is currently unable to determine what effect Flying J’s bankruptcy filing might have on its consolidated results of operations, cash flows or financial position.

Assignment of Supply Agreement. As part of MMP’s acquisition of a pipeline system in October 2004, it assumed a third-party supply agreement. Under this agreement, MMP was obligated to supply petroleum products to one of its customers until 2018. At the time of this acquisition, MMP believed that the profits it would receive from the supply agreement were below the fair value of its tariff-based shipments on this pipeline and it established a liability for the expected shortfall. On March 1, 2008, MMP assigned this supply agreement and sold related inventory of $47.6 million to a third-party entity. Further, MMP returned its former customer’s cash deposit, which was $16.5 million at the time of the assignment. During first quarter 2008, MMP obtained a full release from the supply customer; therefore, MMP had no future obligation to perform under this supply agreement, even in the event the third-party assignee was unable to perform its obligations under the agreement. As a result, MMP wrote off the unamortized amount of the liability and recognized a gain of $26.5 million.

Excluding transportation revenues for products shipped under this product supply agreement, MMP recognized an operating loss of $0.4 million for the year ended December 31, 2006 and an operating profit of $12.4 million for the year ended 2007 related to the supply agreement.

Unrecognized product gains. MMP’s petroleum products terminals operations generate product overages and shortages that result from metering inaccuracies, product evaporation or expansion, product releases and product contamination. Most of the contracts MMP has with its customers state that MMP bears the risk of loss (or gain) from these conditions. When MMP’s petroleum products terminals experience net product shortages, it recognizes expense for those losses in the periods in which they occur. When MMP’s petroleum products terminals experience net product overages, it has product on hand for which it has no cost basis. Therefore, these net overages are not recognized in MMP’s financial statements until the associated barrels are either sold or used to offset product losses. The net unrecognized product overages for MMP’s petroleum products terminals operations had a market value of approximately $2.4 million as of December 31, 2008. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

Impact of Inflation

Inflation is a factor in the United States economy and may increase the cost to acquire or replace property, plant and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation and MMP’s existing agreements, MMP has and will continue to pass through increased costs to its customers in the form of higher fees.

Critical Accounting Estimates

Our management has discussed the development and selection of the following critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed and approved these disclosures.

Environmental Liabilities

The environmental liabilities we recognize on our consolidated balance sheets are related to MMP’s operations, with certain fair value adjustments associated with our acquisition of a portion of MMP in June 2003. MMP estimates the liabilities associated with environmental expenditures based on site-specific project plans for remediation, taking into account prior remediation experience. Remediation project managers evaluate each known case of environmental liability to determine what associated costs can be reasonably estimated and to ensure compliance with all applicable federal and state requirements. The accounting estimate relative to environmental remediation costs is a critical accounting estimate for all three of MMP’s operating segments because: (1) estimated expenditures, which will generally be made over the next one to ten years, are subject to cost fluctuations and could change materially, (2) as remediation work is performed and additional information relative to each specific site becomes known, cost estimates for those sites could change materially, (3) unanticipated third-party liabilities may arise, (4) it is difficult to determine whether or not penalties may be levied by governmental agencies with regard to certain environmental events and, if so, the amounts of such penalties, and (5) changes in federal, state and local environmental regulations could significantly increase the amount of our environmental liabilities.

A defined process for project reviews is integrated into MMP’s system integrity plan. Specifically, MMP’s remediation project managers meet once a year with accounting, operations, legal and other personnel to evaluate, in detail, the known environmental sites associated with each of MMP’s operating segments. The purpose of the annual project review is to assess all aspects of each project, evaluating what actions will be required to achieve regulatory compliance and estimating the costs and timing to execute the regulatory phases that can be reasonably estimated. During the site-specific evaluations, all known information is utilized in conjunction with professional judgment and experience to determine the appropriate approach to remediation and to assess liabilities. The general remediation process to achieve regulatory compliance consists of site investigation/delineation, site remediation and long-term monitoring. Each of these phases can, and often does, include unknown variables that complicate the task of evaluating the estimated costs to completion.

At each accounting period end, MMP re-evaluates its environmental estimates taking into account any new incidents that have occurred since the last annual meeting of the remediation project managers, any changes in the site situation, additional findings or changes in federal or state regulations and changes in cost estimates. The estimated environmental liability accruals are adjusted as necessary. Changes in our environmental liabilities since December 31, 2006 were as follows (in millions):

	2007		Balance 12-31-07	2008
Balance 12-31-06	Accruals(1)	Expenditures		Accruals(1)	Expenditures	Settlements	Acquisitions	Balance 12-31-08
$57.2	$11.5	$(11.1)	$57.6	$9.9	$(16.1)	$(12.1)	$2.5	$41.8

(1)	Accruals include the amortization of fair value adjustments of $0.4 million and $0.2 million during 2007 and 2008, respectively.

During 2007, MMP increased its environmental liability accruals by $11.5 million. The increase was due to changes in cost estimates associated with historical releases of $7.8 million, accrual increases related to product releases which occurred in 2007 of $1.6 million, amortization of fair value adjustments of $0.4 million and other accrual increases of $1.7 million.

During 2008, MMP settled an environmental matter involving historical releases from its petroleum products pipeline with the EPA for which it had a recorded liability of $17.4 million. As a result of the settlement, MMP paid a penalty of $5.3 million and recognized the difference of $12.1 million as a reduction of operating expense. Otherwise, MMP increased its environmental liabilities by $9.9 million due to changes in cost estimates associated with historical releases of $6.3 million, accrual increases related to product releases which occurred in the current year of $3.4 million and the amortization of fair value adjustment of $0.2 million. Further, MMP assumed $2.5 million of liabilities associated with acquisitions completed during 2008. MMP’s environmental liabilities at December 31, 2008 included $4.5 million of amounts MMP believes will be reimbursed by its insurance carriers.

MMP’s environmental liabilities at December 31, 2008 are based on estimates that are subject to change, and any changes to these estimates would impact our results of operations and financial position. For example, if MMP’s environmental liabilities changed by as much as 35% and assuming that this change was covered by items included in the May 2004 indemnification settlement, our operating expenses would increase and operating profit and net income would decrease by approximately $14.6 million, which represents a change of 4% of our operating profit and 17% of our net income for 2008. Such a change would reduce both basic and diluted net income per limited partner unit by approximately $0.23 per unit. Such a change would not materially impact our liabilities or equity. Further, the impact of such a change in our environmental costs would likely not affect MMP’s liquidity because it would still comply with the covenants of its long-term debt agreements as discussed above under “Liquidity and Capital Resources—Liquidity.”

Depreciation Methods and Estimated Useful Lives of Property, Plant and Equipment

Property, plant and equipment (“PP&E”) consist primarily of pipeline, pipeline-related equipment, storage tanks and terminal facility equipment. Property, plant and equipment are generally stated at cost except for impaired assets. Impaired assets are recorded at fair value on the last impairment evaluation date for which an adjustment was required. When we acquired our interest in MMP in June 2003, we recorded MMP’s property, plant and equipment at 55% (our ownership interest on the date of the acquisition) of fair value and 45% of historical carrying value. PP&E are depreciated using the straight-line method over the asset’s estimated useful life. Depreciation is the systematic and rational allocation of an asset’s cost, less its residual value (if any), to the periods it benefits. Straight-line depreciation results in depreciation expense being recognized evenly over the life of the asset. At December 31, 2007 and 2008, the gross book value of our property, plant and equipment was $2.6 billion and $2.9 billion, respectively, and we recorded depreciation expense of $77.6 million and $85.0 million during 2007 and 2008, respectively. The accounting estimate relative to estimated asset lives is a critical accounting estimate for all three of our operating segments because of the significant asset investments in each segment.

The determination of an asset’s estimated useful life takes a number of factors into consideration, including technological change, normal depreciation and actual physical usage. If any of these assumptions subsequently change, the estimated useful life of the asset could change and result in an increase or decrease in depreciation expense. MMP’s terminals, pipelines and related equipment have estimated useful lives of three to 59 years, with a weighted-average asset life of approximately 37 years. If the estimates of these asset lives changed such that the average estimated asset life was reduced from 37 years to 30 years, our depreciation expense for 2008 would have increased by $17.2 million. This represents a decrease of 5% of our operating profit. Net income would be reduced only $0.9 million or 1% because the non-owners’ interests would be allocated the majority of these costs. Such a change would not materially impact basic and diluted net income per limited partner unit or our liabilities, equity or liquidity.

Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets

Goodwill and Other Intangibles. At December 31, 2007 and 2008, we had goodwill of $11.9 million and $14.8 million. Goodwill resulting from a business combination is not subject to amortization but is tested for impairment annually or more frequently when indicators of impairment exist. As required by Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we test goodwill at MMP’s reporting unit level for impairment annually as of October 1st and between annual tests if events or changes in circumstances indicate the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair values of a reporting unit to the carrying value, including the related goodwill, of that reporting unit. We use the present value of expected net cash flows and market multiple analyses to determine the estimated fair value of MMP’s reporting segments. The impairment test under SFAS No. 142 requires the use of projections, estimates and assumptions as to the future performance of MMP’s operations, including anticipated future revenues, expected future operating costs, discount factor and terminal value. Actual results could differ from projections resulting in revisions to our assumptions and, if required, recognizing an impairment loss. Any such impairment losses recognized could be material to our results of operations. The accounting estimate relative to assessing the impairment of goodwill is a critical accounting estimate for MMP’s petroleum products terminals segment. Based on our assessment, we do not believe our goodwill is impaired, and we have not recorded a charge from the adoption of SFAS No. 142 during 2006, 2007 and 2008.

Other Intangibles. At December 31, 2007 and 2008, other intangibles, net of accumulated amortization were $7.1 million and $5.5 million, respectively. All of the other intangibles MMP has recognized are assets with finite useful lives. Intangible assets with a finite useful life are amortized over the period the asset is expected to contribute directly or indirectly to future cash flows. Each reporting period, MMP evaluates the remaining useful lives of its intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. The primary factors MMP uses to evaluate the estimated useful lives of its intangible assets include: (i) expected use of the asset, (ii) legal, regulatory and contractual provisions and (iii) the effects of demand, competition and other economic factors. Different estimates or expectations used in MMP’s evaluations could result in different useful lives assigned to its intangible assets. The weighted-average amortization period of MMP’s intangible assets at December 31, 2008 was approximately 9 years.

Impairment of Long-Lived Assets. As prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (as amended), we assess PP&E for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such indicators include, among others, the nature of the assets, the projected future economic benefit of the asset, changes in regulatory and political environments and historical and future cash flow and profitability measurements. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, an impairment charge is recorded for the excess of carrying value of the asset over its estimated fair value.

Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on operating expenses and the outlook for national or regional market supply and demand conditions for refined products. The impairment reviews and calculations used in our impairment tests are based on assumptions that are consistent with MMP’s business plans and long-term investment decisions.

During 2006, MMP recorded a $3.0 million impairment of its Menard, Illinois terminal and during 2007 MMP recorded a $2.2 million impairment of certain sections of its pipeline in Illinois and Missouri (most of which were idle). Impairments recorded during 2008 were insignificant. We and MMP have recognized no other impairments during 2006, 2007 or 2008. An estimate as to the sensitivity to earnings for these periods if other assumptions had been used in impairment reviews and impairment calculations is not practicable, given the broad range of MMP’s PP&E and the number of assumptions involved in the estimates. Favorable changes to some assumptions might have avoided the need to impair any assets in these periods, whereas unfavorable changes might have caused an additional unknown number of other assets to become impaired.

New Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP expands the disclosure requirements for employer pension plans and other postretirement benefit plans to include factors that are pertinent to an understanding of investment policies and strategies. The additional disclosure requirements include; (i) for annual financial statements, the fair value of each major category of plan assets separately for pension and other postretirement plans, (ii) a narrative description of the basis used to determine the expected long-term rate of return on asset assumption, (iii) information to enable users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date, and (iv) for fair value measurements using unobservable inputs, disclosure of the effect of the measurements on changes in plan assets for the period. This FSP is effective for fiscal years ending after December 15, 2009, with early application permitted. Provisions of this FSP are not required for earlier periods that are presented for comparative purposes. Adoption of this FSP will not have a material impact on our financial position, results of operations or cash flows.

In September 2008, the FASB issued Emerging Issues Task Force (“EITF”) No. 08-6 Equity Method Investment Accounting Considerations. This EITF requires entities to measure its equity method investments initially at cost in accordance with SFAS No. 141(R) Business Combinations. Further, the EITF clarified that entities should not separately test an investee’s underlying indefinite-lived intangible asset for impairment; however, they are required to recognize other-than-temporary impairments of an equity method investment in accordance with Accounting Principles Bulletin No. 18, The Equity Method of Accounting for Investments in Common Stock. In addition, entities are required to account for a share issuance by an equity method investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance is to be recognized in earnings. This EITF is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years and is to be applied prospectively. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. Adoption of this EITF will not have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP clarified that unvested share-based payment awards that contain nonforfeitable rights to distributions or distribution equivalents, whether paid or unpaid, are participating securities as defined in SFAS No. 128, Earnings Per Share and are to be included in the computation of earnings per unit pursuant to the two-class method. This FSP is effective for financial statements issued after December 15, 2008 and interim periods within those years with prior period earnings per unit data retrospectively adjusted. Early application of this FSP is not permitted. Application of this FSP will not have a material impact on our financial position, results of operations or cash flows.

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

In March 2008, the FASB ratified EITF Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships. Under EITF No. 07-4, the excess of distributions over earnings and/or excess of earnings over distributions for each period are required to be allocated to the entities’ general partner based solely on the general partner’s ownership interest at the time. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Our adoption of this standard will not have a material impact on our income allocation methodology or our calculation of earnings per unit.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities established, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 amends SFAS No. 133, requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect that our adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

In February 2008, the FASB issued FSP No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. FSP No. 157-1 amends SFAS No. 157, Fair Value Measurements, to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141(R), Business Combinations, or SFAS No. 141 (revised 2007), Business Combinations, regardless of whether those assets and liabilities are related to leases. This FSP is effective with the initial adoption of SFAS No. 157, which we adopted on January 1, 2007. Adoption of this FSP did not have a material effect on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement requires, among other things, that entities; (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) recognize, with certain exceptions, pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) expense, as incurred, acquisition-related transaction costs; and (vi) capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (as amended) are met as of the acquisition date. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. Our initial adoption of this Statement is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements. This Statement requires, among other things, that: (i) the non-controlling interest be clearly identified and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) all changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently (as equity transactions); (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment; and (v) sufficient disclosures be made to clearly identify and distinguish between the interests of the parent and the interests of non-controlling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. This statement will have a material impact on the presentation of our results of operation as the non-controlling owners’ interest in income will no longer be reported as a deduction in arriving at net income but instead will be reflected as income attributable to non-controlling interest. Additionally, components of our financial position will be materially impacted as the non-controlling owners interest will reported as a component of equity instead of being reported as a liability. We do not expect this Statement to materially impact our cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of mitigating volatility in reported earnings caused by measuring related assets and liabilities differently (without being required to apply complex hedge accounting provisions). We can make an election at the beginning of each fiscal year beginning after November 15, 2007 to adopt this standard. We currently do not plan to adopt this standard.

In January 2007, the FASB issued Revised Statement 133 Implementation Issue No. G19, Cash Flow Hedges: Hedging Interest Rate Risk for the Forecasted Issuances of Fixed-Rate Debt Arising from a Rollover Strategy. This Implementation Issue clarified that in a cash flow hedge of a variable-rate financial asset or liability, the designated risk being hedged cannot be the risk of changes in its cash flows attributable to changes in the specifically identified benchmark rate if the cash flows of the hedged transaction are explicitly based on a different index. This Implementation Issue did not have a material impact on our financial position, results of operations or cash flows.

In January 2007, the FASB issued Statement 133 Implementation Issue No. G26, Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate. This Implementation Issue clarified, given the guidance in Implementation Issue No. G19, that an entity may hedge the variability in cash flows by designating the hedged risk as the risk of overall changes in cash flows. Our adoption of this Implementation Issue did not have a material impact on our financial position, results of operations or cash flows.

Related Party Transactions

Affiliate Entity Transactions. MMP owns a 50% interest in a crude oil pipeline company and is paid a management fee for its operation. During each of 2006, 2007 and 2008, MMP received operating fees from this company of $0.7 million, which was reported as affiliate management fee revenue.

The following table summarizes affiliate costs and expenses that are reflected in the accompanying consolidated statements of income (in thousands):

	Year Ended December 31,
	2006	2007	2008
MGG GP—allocated operating expenses	73,920	81,184	84,460
MGG GP—allocated G&A expenses	41,368	46,195	44,482
MGG MH—allocated G&A expenses	3,000	2,149	440

Under a service agreement between us, MGG GP and MMP, we and MMP reimburse MGG GP for the costs of employees necessary to conduct our respective operations and administrative functions. Our current payroll and benefits accruals associated with this agreement at December 31, 2007 and 2008 were $23.6 million and $21.9 million, respectively, and our long-term pension and benefits accrual associated with this agreement at December 31, 2007 and 2008 was $22.4 million and $31.8 million, respectively. We and MMP settle our respective payroll, payroll-related expenses and non-pension postretirement benefit costs with MGG GP on a monthly basis. MMP funds its long-term affiliate pension liabilities through payments to MGG GP when MGG GP makes contributions to its pension funds.

We historically agreed to reimburse MMP for G&A expenses, excluding equity-based compensation, in excess of a G&A cap. The amount of G&A costs required to be reimbursed to MMP was $1.7 million, $4.1 million and $1.6 million in 2006, 2007 and 2008, respectively. MGG MH reimbursed us for the same amounts we reimburse to MMP for these excess G&A expenses. We recorded these reimbursements as a capital contribution from our general partner. We will not make reimbursements to MMP for excess G&A costs beyond 2008.

A former executive officer of MMP GP had an investment in MGG MH, an affiliate that, until December 2008, indirectly owned a portion of our general partner. This former executive officer left the company during the fourth quarter of 2006 and we were allocated $3.0 million of non-cash G&A compensation expense associated with certain distribution payments made by MGG MH to this individual, with a corresponding increase in partners’ capital. During 2007 and 2008, we were allocated $2.1 million and $0.4 million, respectively, of non-cash G&A compensation expense, with a corresponding increase in partners’ capital, for payments made by MGG MH to one of MMP’s current executive officers.

Other Related Party Transactions. Until December 2008, we were partially owned by MGG MH, which at that time was partially owned by an affiliate of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”). During 2006 and the period of January 1 through January 30, 2007, one or more of the members of MMP GP’s and our general partner’s eight-member boards of directors were representatives of CRF. At that time, CRF was part of an investment group that purchased Knight, Inc. (formerly known as Kinder Morgan, Inc.). To alleviate competitive concerns the Federal Trade Commission (“FTC”) raised regarding this transaction, CRF agreed with the FTC to permanently remove their representatives from our general partner’s board of directors and MMP GP’s board of directors and all of the representatives of CRF voluntarily resigned from the board of directors of our general partner and MMP GP by January 30, 2007.

During 2006 and the period January 1 through January 30, 2007, CRF had total combined general and limited partner interests in SemGroup, L.P. (“SemGroup”) of approximately 30%. During the aforementioned time periods, one of the members of the seven-member board of directors of SemGroup’s general partner was a representative of CRF, with three votes on that board. MMP was a party to a number of arms-length transactions with SemGroup and its affiliates, which we and MMP had historically disclosed as related party transactions. For accounting purposes, we and MMP have not classified SemGroup as a related party since the voluntary resignation of the CRF representatives from our respective general partner’s board of directors as of January 30, 2007. A summary of MMP’s transactions with SemGroup during 2006 and the period of January 1 through January 30, 2007 is provided in the following table (in millions):

	Year Ended December 31, 2006	January 1, 2007 through January 30, 2007
Product sales revenues	$177.1	$20.5
Product purchases	$63.2	$14.5
Terminalling and other services revenues	$4.4	$0.3
Storage tank lease revenue	$3.4	$0.4
Storage tank lease expense	$1.0	$0.1

In addition to the above, MMP provided common carrier transportation services to SemGroup.

One of MMP GP’s former independent board members, John P. DesBarres, served as a board member for American Electric Power Company, Inc. (“AEP”) of Columbus, Ohio until December 2008. Mr. DesBarres passed away on December 29, 2008. For the years ended December 31, 2006, 2007 and 2008, MMP’s operating expenses included $2.9 million, $2.7 million and $2.8 million, respectively, of power costs incurred with Public Service Company of Oklahoma (“PSO”), which is a subsidiary of AEP. We and MMP had no amounts payable to or receivable from PSO or AEP at December 31, 2007 or December 29, 2008.

Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, MMP GP receives approximately 50%, including its approximate 2% general partner interest, of any incremental cash distributed per MMP limited partner unit. Since we own MMP GP, we benefit from these distributions. In 2006, 2007 and 2008, distributions paid to MMP GP based on its general partner interest and incentive distribution rights totaled $56.3 million, $70.3 million and $85.6 million, respectively. Until December 3, 2008, the executive officers of our general partner collectively owned a direct interest in MGG MH of approximately 4% and MGG MH owned our general partner. The executive officers of our general partner, through their ownership in MGG MH, indirectly benefitted from MMP’s distributions and directly benefited from our distributions.

During February 2006, we sold 35% of our limited partner units in an initial public offering. In connection with the closing of this offering, MMP’s partnership agreement was amended to remove the requirement for MMP GP to maintain its 2% interest in any future offering of MMP limited partner units. In addition, MMP’s partnership agreement was amended to restore the incentive distribution rights to the same level as before an amendment was made in connection with MMP’s October 2004 pipeline system acquisition, which reduced the incentive distributions paid to MMP GP by $9.3 million over a three-year period. In return, we made a capital contribution to MMP on February 9, 2006 equal to the present value of the remaining reductions in incentive distributions, or $4.2 million.

In January 2008, MMP issued 197,433 limited partner units primarily to settle the 2005 unit award grants to certain employees, which vested on December 31, 2008. MMP GP did not make an equity contribution associated with this equity issuance and as a result its general partner ownership interest in MMP changed from 1.995% to 1.989%.

In January 2009, MMP issued 210,149 limited partner units primarily to settle the 2006 and 2007 unit award grants to certain employees that vested on December 31, 2008. MMP GP did not make an equity contribution associated with this equity issuance and a result, its general partner ownership in MMP changed from 1.989% to 1.983%.

Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K include forward-looking statements that discuss our expected future results based on current and pending business operations. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “expects,” “estimates,” “forecasts,” “projects” and other similar expressions. Although we believe our forward-looking statements are based on reasonable assumptions, statements made regarding future results are not guarantees of future performance and are subject to numerous assumptions, uncertainties and risks that are difficult to predict. Therefore, actual outcomes and results may be materially different from the results stated or implied in such forward-looking statements included in this report.

The following are among the important factors that could cause future results to differ materially from any projected, forecasted, estimated or budgeted amounts that we have discussed in this report:

•	our ability to pay distributions to our unitholders;

•	our expected receipt of distributions from MMP;

•	overall demand for refined petroleum products, natural gas liquids, crude oil and ammonia in the United States;

•	price fluctuations for refined petroleum products and natural gas liquids and expectations about future prices for these products;

•	changes in general economic conditions, interest rates and price levels in the United States;

•	changes in the financial condition of MMP’s customers;

•	MMP’s ability to secure financing in the credit and capital markets in amounts and on terms that will allow us and MMP to execute our growth strategy and maintain adequate liquidity;

•

development of alternative energy sources, increased use of biofuels such as ethanol and biodiesel, increased conservation or fuel efficiency, regulatory developments or other trends that could affect demand for MMP’s services;

•	changes in the throughput or interruption in service on petroleum products pipelines owned and operated by third parties and connected to MMP’s assets;

•	changes in demand for storage in MMP’s petroleum products terminals;

•	changes in supply patterns for MMP’s marine terminals due to geopolitical events;

•	MMP’s ability to manage interest rate and commodity price exposures;

•	changes in MMP’s tariff rates implemented by the Federal Energy Regulatory Commission, the United States Surface Transportation Board and state regulatory agencies;

•	shut-downs or cutbacks at major refineries, petrochemical plants, ammonia production facilities or other businesses that use or supply MMP’s services;

•	weather patterns materially different than historical trends;

•	an increase in the competition MMP’s operations encounter;

•	the occurrence of natural disasters, terrorism, operational hazards or unforeseen interruptions for which MMP is not adequately insured;

•	the treatment of us or MMP as a corporation for federal or state income tax purposes or if we or MMP become subject to significant forms of other taxation;

•	MMP’s ability to identify growth projects or to complete identified growth projects on time and at projected costs;

•	MMP’s ability to make and integrate acquisitions and successfully complete its business strategy;

•	changes in laws and regulations to which we and MMP are subject, including tax withholding issues, safety, environmental and employment laws and regulations;

•	the cost and effects of legal and administrative claims and proceedings against us or our consolidated subsidiaries;

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

•	the ability of third parties to perform on their contractual obligations;

•	conflicts of interests between us, our general partner, MMP and MMP’s general partner;

•	supply disruption; and

•	global and domestic economic repercussions from terrorist activities and the government’s response thereto.

The list of important factors is not exclusive. We undertake no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events, changes in assumptions or otherwise.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

MMP is exposed to market risk through changes in commodity prices and interest rates. MMP has established policies to monitor and control these market risks. MMP also enters into derivative agreements to help manage its exposure to commodity price and interest rate risks.

Commodity Price Risk

MMP uses derivatives to help it manage product purchases and sales. Derivatives that qualify for and are designated as normal purchases and sales are accounted for using traditional accrual accounting. As of December 31, 2008, MMP had commitments under forward purchase contracts for product purchases of approximately 135 thousand barrels that will be accounted for as normal purchases totaling approximately $8.4 million and commitments under forward sales contracts for product sales of approximately 175 thousand barrels that will be accounted for as normal sales totaling approximately $8.8 million.

In addition to forward sales agreements, MMP uses NYMEX contracts to lock in forward sales prices. Although these NYMEX agreements represent an economic hedge against price changes on the petroleum products MMP expects to sell in the future, they do not meet the requirements for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended); therefore, MMP has recognized the change in fair value of these agreements currently in earnings. During 2008, MMP closed its positions on contracts associated with the sale of 495 thousand barrels of gasoline and recognized total gains of $30.7 million. At December 31, 2008, the fair value of our open contracts, representing 590 thousand barrels of petroleum product, was $20.2 million, which MMP recognized as energy commodity derivative contracts on its consolidated balance sheet and as product sales revenues on its current consolidated statement of income. These contracts mature between January 2009 and April 2009. Based on MMP’s open NYMEX contracts at December 31, 2008, a $1.00 per barrel increase in the price of regular gasoline would result in a $0.6 million decrease in MMP’s product sales revenues and a $1.00 per barrel decrease in the price of regular gasoline would result in a $0.6 million increase in MMP’s product sales revenues. These contracts may be for the purchase or sale of product in markets different from those in which MMP is attempting to hedge its exposure, resulting in hedges that do not eliminate all price risks.

Interest Rate Risk

As of December 31, 2008, MMP had $70.0 million outstanding on its variable rate revolving credit facility and had no other variable rate debt outstanding. Considering the amount outstanding on its revolving credit facility as of December 31, 2008, MMP’s annual interest expense would change by $0.1 million if LIBOR were to change by 0.125%.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements. Management believes that the design and operation of our internal control over financial reporting at December 31, 2008 are effective.

We assessed our internal control system using the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” criteria). As of December 31, 2008, based on the results of our assessment, management believes that we have no material weaknesses in internal control over our financial reporting. We maintained effective internal control over financial reporting as of December 31, 2008 based on COSO criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008, is included herein under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

By:	/s/ DON R. WELLENDORF
Chairman of the Board, President, Chief Executive Officer and Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.

By:	/s/ JOHN D. CHANDLER
Senior Vice President, Treasurer and Chief Financial Officer of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors of Magellan Midstream Holdings GP, LLC

General Partner of Magellan Midstream Holdings, L.P.

and the Limited Partners of Magellan Midstream Holdings, L.P.

We have audited Magellan Midstream Holdings, L.P.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Magellan Midstream Holdings, L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Magellan Midstream Holdings, L.P.’s internal control over financial reporting based on our audit.

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

In our opinion, Magellan Midstream Holdings, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Magellan Midstream Holdings, L.P. as of December 31, 2008 and 2007, and the related consolidated statements of income, partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tulsa, Oklahoma

February 26, 2009

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Magellan Midstream Holdings GP, LLC

General Partner of Magellan Midstream Holdings, L.P.

and the Limited Partners of Magellan Midstream Holdings, L.P.

We have audited the accompanying consolidated balance sheets of Magellan Midstream Holdings, L.P. as of December 31, 2008 and 2007, and the related consolidated statements of income, partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of Magellan Midstream Holdings, L.P.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magellan Midstream Holdings, L.P. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, effective December 31, 2006, Magellan Midstream Holdings, L.P. adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Magellan Midstream Holdings, L.P.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tulsa, Oklahoma

February 26, 2009

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

	Year Ended December 31,
	2006	2007	2008
Transportation and terminals revenues	$559,321	$608,781	$638,810
Product sales revenues	664,569	709,564	574,095
Affiliate management fee revenues	690	712	733

Total revenues	1,224,580	1,319,057	1,213,638
Costs and expenses:
Operating	243,860	250,935	264,871
Product purchases	605,341	633,909	436,567
Depreciation and amortization	76,200	79,140	86,501
General and administrative	69,503	74,859	73,302

Total costs and expenses	994,904	1,038,843	861,241
Gain on assignment of supply agreement	—	—	26,492
Equity earnings	3,324	4,027	4,067

Operating profit	233,000	284,241	382,956
Interest expense	54,786	54,956	56,764
Interest income	(4,791)	(2,851)	(1,482)
Interest capitalized	(2,371)	(4,452)	(4,803)
Non-controlling owners’ interest in income of consolidated subsidiaries	148,292	175,356	244,430
Debt placement fee amortization	1,925	1,554	767
Debt prepayment premium	—	1,984	—
Other (income) expense	653	728	(380)

Income before provision for income taxes	34,506	56,966	87,660
Provision for income taxes	—	1,568	1,987

Net income	$34,506	$55,398	$85,673

Allocation of net income:
Portion applicable to ownership interests for the period before completion of initial public offering on February 15, 2006	$5,886	$—	$—
Portion applicable to partners’ interest for the period after initial public offering	28,620	55,398	85,673

Net income	$34,506	$55,398	$85,673

Allocation of net income (loss) applicable to partners’ interest for the period after initial public offering:
Limited partners’ interest	$33,069	$61,580	$87,733
General partner’s interest	(4,449)	(6,182)	(2,060)

Net income	$28,620	$55,398	$85,673

Basic and diluted net income per limited partner unit	$0.53	$0.98	$1.40

Weighted-average number of limited partner units outstanding used for basic and diluted net income per limited partner unit calculation	62,647	62,650	62,656

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$938	$37,912
Accounts receivable (net of allowance for doubtful accounts of $10 and $462 at December 31, 2007 and 2008, respectively)	62,834	37,517
Other accounts receivable	10,700	11,747
Affiliate accounts receivable	60	58
Inventory	120,462	47,734
Energy commodity derivative contracts	—	20,200
Other current assets	10,919	15,473

Total current assets	205,913	170,641
Property, plant and equipment	2,602,235	2,890,672
Less: accumulated depreciation	455,020	529,356

Net property, plant and equipment	2,147,215	2,361,316
Equity investments	24,324	23,190
Long-term receivables	7,801	7,390
Goodwill	11,902	14,766
Other intangibles (net of accumulated amortization of $6,743 and $8,290 at December 31, 2007 and 2008, respectively)	7,086	5,539
Debt placement costs (net of accumulated amortization of $2,170 and $2,937 at December 31, 2007 and 2008, respectively)	6,368	7,649
Other noncurrent assets	6,322	10,217

Total assets	$2,416,931	$2,600,708

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$39,643	$40,051
Accrued payroll and benefits	23,623	21,884
Accrued interest payable	7,197	15,077
Accrued taxes other than income	21,039	20,151
Environmental liabilities	36,127	19,634
Deferred revenue	20,797	21,492
Accrued product purchases	43,230	23,874
Energy commodity derivatives deposit	—	18,994
Other current liabilities	29,866	19,128

Total current liabilities	221,522	200,285
Long-term debt	914,536	1,083,485
Long-term pension and benefits	22,370	31,787
Supply agreement deposit	18,500	—
Noncurrent portion of product supply liability	24,348	—
Other deferred liabilities	9,598	8,853
Environmental liabilities	21,491	22,166
Non-controlling owners’ interests of consolidated subsidiaries	1,131,739	1,203,187
Commitments and contingencies
Partners’ capital :
Common unitholders (62,647 units outstanding at December 31, 2007 and 2008)	44,916	68,063
General partner	12,505	—
Accumulated other comprehensive loss	(4,594)	(17,118)

Total partners’ capital	52,827	50,945

Total liabilities and partners’ capital	$2,416,931	$2,600,708

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2007	2008
Operating Activities:
Net income	$34,506	$55,398	$85,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	76,200	79,140	86,501
Debt placement fee amortization	1,925	1,554	767
Debt prepayment premium	—	1,984	—
Loss on sale and retirement of assets	8,031	8,548	7,180
Gain on interest rate hedge	—	(226)	—
Equity earnings	(3,324)	(4,027)	(4,067)
Distributions from equity investment	4,125	3,800	5,200
Equity-based incentive compensation expense	10,820	9,994	4,751
Pension settlement expense and amortization of prior service cost (credit) and net actuarial loss	669	1,833	(88)
Gain on assignment of supply agreement	—	—	(26,492)
Non-controlling owners’ interest in income of consolidated subsidiaries	148,292	175,356	244,430
Changes in operating assets and liabilities (Note 4)	35,371	(40,089)	32,167

Net cash provided by operating activities	316,615	293,265	436,022
Investing Activities:
Property, plant and equipment:
Additions to property, plant and equipment	(168,544)	(190,182)	(272,083)
Proceeds from sale of assets	6,313	961	3,862
Changes in accounts payable	13,934	(4,434)	661
Acquisitions of businesses	—	—	(38,302)

Net cash used by investing activities	(148,297)	(193,655)	(305,862)
Financing Activities:
Distributions paid	(715,316)	(233,127)	(264,310)
Net borrowings (payments) under revolver	7,500	143,000	(93,500)
Borrowings under notes	—	248,900	249,980
Payments on notes	(14,345)	(272,555)	—
Borrowings on affiliate note	1,960	—	—
Payments on affiliate note	(1,960)	—	—
Debt placement costs	(426)	(2,683)	(2,048)
Payment of debt prepayment premium	—	(1,984)	—
Net receipt from financial derivatives	—	4,556	10,312
Capital contributions by affiliate	17,918	5,218	3,709
Sales of limited partner units to public (less underwriters’ commissions and payment of offering costs)	506,751	—	—
Increase in outstanding checks	—	3,026	2,671
Other	14	—	—

Net cash used by financing activities	(197,904)	(105,649)	(93,186)

Change in cash and cash equivalents	(29,586)	(6,039)	36,974
Cash and cash equivalents at beginning of period	36,563	6,977	938

Cash and cash equivalents at end of period	$6,977	$938	$37,912

Supplemental non-cash financing activity:
Issuance of MMP common units in settlement of long-term incentive plan awards	$—	$7,406	$8,536

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)

(In thousands)

	Common	General Partner	Accumulated Other Comprehensive Loss	Total Partners’ Capital (Deficit)
Balance, January 1, 2006	$(213,667)	$14	$(1,573)	$(215,226)
Comprehensive income:
Net income (loss)	38,955	(4,449)	—	34,506
Amortization of net loss on cash flow hedges	—	—	212	212
Net gain on cash flow hedges	—	—	236	236
Adjustment to additional minimum pension liability	—	—	343	343

Total comprehensive income				35,297
Adjustment to recognize the funded status of our postretirement plans	—	—	(9,305)	(9,305)
Issuance of common units to public (22 million units)	506,751	—	—	506,751
Adjustment to reflect gain on sale of MMP units following the termination of MMP’s subordination period	277,392	—	—	277,392
Affiliate capital contributions	—	17,918	—	17,918
Distributions	(563,678)	(3)	—	(563,681)
Equity method incentive compensation expense	1,770	—	—	1,770
Other	18	(2)	—	16

Balance, December 31, 2006	47,541	13,478	(10,087)	50,932
Comprehensive income:
Net income (loss)	61,580	(6,182)	—	55,398
Net gain on cash flow hedges	—	—	5,018	5,018
Amortization of net gain on cash flow hedges	—	—	(419)	(419)
Pension settlement expense and amortization of prior service cost and net actuarial loss	—	—	1,833	1,833
Adjustment to recognize the funded status of our postretirement plans	—	—	(939)	(939)

Total comprehensive income				60,891
Affiliate capital contributions	—	5,218	—	5,218
Distributions	(67,252)	(9)	—	(67,261)
Equity method incentive compensation expense	3,076	—	—	3,076
Other	(29)	—	—	(29)

Balance, December 31, 2007	44,916	12,505	(4,594)	52,827
Comprehensive income:
Net income (loss)	87,733	(2,060)	—	85,673
Amortization of net gain on cash flow hedges	—	—	(164)	(164)
Amortization of prior service credit and net actuarial loss	—	—	(88)	(88)
Adjustment to recognize the funded status of our postretirement plans	—	—	(12,272)	(12,272)

Total comprehensive income				73,149
Affiliate capital contributions	—	3,709	—	3,709
Distributions	(82,756)	(12)	—	(82,768)
Equity method incentive compensation expense	4,138	—	—	4,138
Acquisition of general partner	14,142	(14,142)	—	—
Other	(110)	—	—	(110)

Balance, December 31, 2008	$68,063	$—	$(17,118)	$50,945

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Basis of Presentation and Description of Business

Unless indicated otherwise, the terms “our,” “we,” “us” and similar language refer to Magellan Midstream Holdings, L.P. together with our subsidiaries. We were formed in April 2003 as a Delaware limited partnership to hold ownership interests in Magellan Midstream Partners, L.P. and Magellan GP, LLC. Until December 2008, the owner of our general partner was MGG Midstream Holdings, L.P. (“MGG MH”).

We completed an initial public offering of our common units representing limited partner interests in us (“limited partner units”) and became a publicly traded Delaware limited partnership effective February 15, 2006. See Note 2—Initial Public Offering and Sale of Units by MGG MH for further discussion of this matter.

In December 2008, for a nominal amount, we acquired our general partner from MGG MH. Concurrent with that transaction, MGG MH distributed all of the 8.8 million common units that it held in us at that time to its equity owners. We did not issue additional common units or receive any proceeds as a result of these transactions.

Our organizational structure at December 31, 2008 and that of our affiliate entities, as well as how we refer to these affiliates in this annual report on Form 10-K, is provided below.

(1)	MGG GP holds a non-economic general partner interest in us.

We own 100% of MMP GP, a Delaware limited liability company. MMP GP owns an approximate 2% general partner interest in MMP and all of MMP’s incentive distribution rights. MMP GP serves as MMP’s general partner. Through our ownership of MMP GP, we have control of and, therefore, consolidate MMP (see Note 3—Summary of Significant Accounting Policies—Basis of Presentation). We have no operations other than those of MMP and our operating cash flows are totally dependent upon MMP. Therefore, the discussion below relates to MMP.

MMP’s Operating Segments

MMP owns a petroleum products pipeline system, petroleum products terminals and an ammonia pipeline system. MMP’s reportable segments offer different products and services and are managed separately because each requires different marketing strategies and business knowledge. During 2008, MMP acquired petroleum

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

products terminals in Bettendorf, Iowa and Wrenshall, Minnesota and a petroleum products terminal in Mt. Pleasant, Texas along with a 76-mile petroleum products pipeline for $38.3 million plus related liabilities assumed of $2.6 million. The results of these facilities have been included in MMP’s petroleum products pipeline system segment from their respective acquisition dates.

Petroleum Products Pipeline System. MMP’s petroleum products pipeline system includes approximately 8,700 miles of pipeline and 49 terminals that provide transportation, storage and distribution services. MMP’s petroleum products pipeline system covers a 13-state area extending from Texas through the Midwest to Colorado, North Dakota, Minnesota, Wisconsin and Illinois. The products transported on MMP’s pipeline system are primarily gasoline, distillates, LPGs and aviation fuels. Product originates on the system from direct connections to refineries and interconnects with other interstate pipelines for transportation and ultimate distribution to retail gasoline stations, truck stops, railroads, airports and other end-users. MMP has an ownership interest in Osage Pipe Line Company, LLC (“Osage Pipeline”), which owns the 135-mile Osage pipeline that transports crude oil from Cushing, Oklahoma to El Dorado, Kansas and has connections to National Cooperative Refining Association’s refinery in McPherson, Kansas and the Frontier refinery in El Dorado, Kansas. MMP’s petroleum products blending and fractionation operations are also included in the petroleum products pipeline system segment.

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

In connection with this Purchase Agreement, we also entered into a Registration Rights Agreement with the purchasers of the common units (the “Registration Rights Agreement”). The Registration Rights Agreement required us to file a shelf registration statement with the Securities and Exchange Commission (“SEC”), providing for the resale from time to time of the Purchased Units held by the Purchasers. The Registration Rights Agreement contains provisions which allow us, under certain circumstances, the right to delay the Purchasers from selling their common units; however, this delay right was limited to 60 days in any 180-day period and 90 days in any 365-day period.

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

Further, the Registration Rights Agreement contains certain provisions which grant certain of the Purchasers the right to join us, or “piggyback,” if we are selling our common units in a primary offering or another party’s common units in a secondary offering, so long as the managing underwriter agrees that a piggyback secondary offering of the common units will not have an adverse effect on the offering of common units. All of our registration obligations under the Registration Rights Agreement, excluding the piggyback rights, expired on April 3, 2008. The piggyback rights expire April 3, 2009.

In September 2007, MGG MH sold 8.5 million limited partner units in us in a secondary offering. We did not receive any of the proceeds from these sales. This offering was made pursuant to the current shelf registration statement and supplemental prospectus filed by us with the SEC. MGG MH’s limited partner ownership interest in us decreased from 28% to 14% following this transaction.

In December 2008, we acquired our general partner from MGG MH and MGG MH distributed all of its remaining 8.8 million common units in us to its equity owners. We did not issue additional common units as a result of these transactions. Concurrent with this transaction, we and MGG MH entered into a Termination Agreement, under which, among other things, the provisions of the Indemnification Agreement between MGG MH and us, as discussed above, were terminated.

3.	Summary of Significant Accounting Policies

Basis of Presentation. Our sole ownership of MMP GP currently provides us with an approximate 2% general partner interest in MMP. Our general partner interest gives us control of MMP as the limited partner interests of MMP: (i) do not have the substantive ability to dissolve MMP, (ii) can remove MMP GP as MMP’s general partner only with a supermajority vote of MMP’s common units representing limited partner interest in it (“ MMP limited partner units”) and the MMP limited partner units which can be voted in such an election are restricted, and (iii) do not possess substantive participating rights in MMP’s operations. Therefore, our consolidated financial statements include the assets, liabilities and cash flows of MMP GP and MMP.

At December 31, 2008, we had no substantial assets and liabilities other than those of MMP, which we consolidate. Our consolidated balance sheet includes non-controlling owners’ interests of consolidated subsidiaries, which reflect the proportion of MMP owned by its partners other than us. MMP’s outside ownership

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest was approximately 98% at December 31, 2006, 2007 and 2008. See Note 22—Subsequent Events for a discussion of changes in our ownership interest in MMP, which occurred after December 31, 2008. In addition, our consolidated balance sheet reflects adjustments to the historical amounts reflected on MMP’s balance sheet for the fair value of our proportionate share of MMP’s assets and liabilities at the time of our acquisition of MMP and MMP GP. Our only cash-generating asset is our ownership interest in MMP GP, which owns the general partner interest and incentive distribution rights in MMP. Therefore, our operating cash flows are dependent upon MMP’s ability to make cash distributions and the distributions we receive are subject to MMP’s cash distribution policies.

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

Regulatory Reporting. MMP’s petroleum products pipelines are subject to regulation by the Federal Energy Regulatory Commission (“FERC”), which prescribes certain accounting principles and practices for the annual Form 6 report filed with the FERC that differ from those used in these financial statements. Such differences relate primarily to capitalization of interest, accounting for gains and losses on disposal of property, plant and equipment and other adjustments. MMP follows U.S. generally accepted accounting principles (“GAAP”) where such differences of accounting principles exist.

Cash Equivalents. Cash and cash equivalents include demand and time deposits and other highly marketable securities with original maturities of three months or less when acquired.

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable represent valid claims against non-affiliated customers and are recognized when products are sold or services are rendered. MMP extends credit terms to certain customers based on historical dealings and to other customers after a review of various credit indicators. An allowance for doubtful accounts is established for all or any portion of an account where collections are considered to be at risk and reserves are evaluated no less than quarterly to determine their adequacy. Judgments relative to at-risk accounts include the customers’ current financial condition, the customers’ historical relationship with MMP and current and projected economic conditions. Accounts receivable are written off when the account is deemed uncollectible.

Inventory Valuation. Inventory is comprised primarily of refined petroleum products, natural gas liquids, transmix and additives, which are stated at the lower of average cost or market.

Property, Plant and Equipment. Property, plant and equipment consist primarily of pipeline, pipeline-related equipment, storage tanks and processing equipment. Property, plant and equipment are stated at cost except for impaired assets. Impaired assets are recorded at fair value on the last impairment evaluation date for which an adjustment was required. At the time of our acquisition of general and limited partner interests in MMP on June 17, 2003, we recorded MMP’s property, plant and equipment at 54.6% of their fair values and at 46.4% of their historical carrying values reflecting our ownership percentages in MMP at that time.

Most of MMP’s assets are depreciated individually on a straight-line basis over their useful lives; however, the individual components of certain assets, such as some of MMP’s older tanks, are grouped together into a composite asset and those assets are depreciated using a composite rate. MMP assigns asset lives based on

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reasonable estimates when an asset is placed into service. Subsequent events could cause MMP to change its estimates, which would impact the future calculation of depreciation expense. The depreciation rates for most of MMP’s pipeline assets are approved and regulated by the FERC. Assets with the same useful lives and similar characteristics are depreciated using the same rate. The range of depreciable lives by asset category is detailed in Note 7—Property, Plant and Equipment.

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

Asset Retirement Obligation. We record asset retirement obligations under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Asset Retirement Obligations and Financial Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations (as amended). SFAS No. 143 requires the fair value of a liability related to the retirement of long-lived assets be recorded at the time a legal obligation is incurred, if the liability can be reasonably estimated. When the liability is initially recorded, the carrying amount of the related asset is increased by the amount of the liability. Over time, the liability is accreted to its future value, with the accretion recorded to expense. FIN No. 47 clarified that where there is an obligation to perform an asset retirement activity, even though uncertainties exist about the timing or method of settlement, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be determined.

MMP’s operating assets generally consist of underground refined products and ammonia pipelines and related facilities along rights-of-way and above-ground storage tanks and related facilities. MMP’s rights-of-way agreements typically do not require the dismantling, removal and reclamation of the rights-of-way upon permanent removal of the pipelines and related facilities from service. Additionally, management is unable to predict when, or if, MMP’s pipelines, storage tanks and related facilities would become completely obsolete and require decommissioning. Accordingly, except for a $1.5 million liability associated with anticipated tank liner replacements, MMP has recorded no liability or corresponding asset in conjunction with SFAS No. 143 and FIN No. 47 as both the amounts and future dates of when such costs might be incurred are indeterminable.

Equity Investments. MMP accounts for investments greater than 20% in affiliates which it does not control by the equity method of accounting. Under this method, an investment is recorded at its acquisition cost, plus its equity in undistributed earnings or losses since acquisition, less distributions received and less amortization of excess net investment. Excess net investment is the amount by which MMP’s initial investment exceeded its proportionate share of the book value of the net assets of the investment. MMP amortizes excess net investment over the weighted-average depreciable asset lives of the equity investee as of the date of the equity investment. Equity method investments are evaluated for impairment annually or whenever events or circumstances indicate that there is an other-than-temporary loss in value of the investment. In the event that MMP determines that the loss in value of an investment is other-than-temporary, it would record a charge to earnings to adjust the carrying value to fair value. MMP recorded no equity investment impairments during 2006, 2007 or 2008.

Goodwill and Other Intangible Assets. We have adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with this Statement, goodwill, which represents the excess of cost over fair value of assets

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of businesses acquired, is no longer amortized but is evaluated periodically for impairment. Goodwill was $11.9 million and $14.8 million at December 31, 2007 and 2008, respectively. Of our reported goodwill at December 31, 2008, $11.9 million was acquired in transactions involving MMP’s petroleum products terminals segment and $2.9 million was acquired in a transaction involving MMP’s petroleum products pipeline system segment.

The determination of whether goodwill is impaired is based on management’s estimate of the fair value of MMP’s reporting units using a discounted future cash flow (“DFCF”) model as compared to their carrying values. Critical assumptions used in our DFCF model included: (i) time horizon of 20 years, (ii) revenue growth of 1.5% per year and expense growth of 1.5% per year, except G&A costs with an assumed growth of 4.0% per year, (iii) weighted-average cost of capital of 11.5% based on assumed cost of debt of 8.0%, assumed cost of equity of 15.0% and a 50%/50% debt-to-equity ratio, (iv) annual maintenance capital spending growth of 2.5% and (v) 8 times earnings before interest, taxes and depreciation and amortization multiple for terminal value. We selected October 1 as our impairment measurement test date and have determined that our goodwill was not impaired as of October 1, 2006, 2007 or 2008. If impairment were to occur, the amount of the impairment would be charged against earnings in the period in which the impairment occurred. The amount of the impairment would be determined by subtracting the implied fair value of the reporting unit goodwill from the carrying amount of the goodwill.

Judgments and assumptions are inherent in management’s estimates used to determine the fair value of MMP’s operating segments. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the financial statements.

Other intangible assets are amortized over their estimated useful lives of 5 years up to 25 years. The weighted-average asset life of MMP’s other intangible assets at December 31, 2008 was approximately 9 years. The useful lives are adjusted if events or circumstances indicate there has been a change in the remaining useful lives. MMP’s other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the recoverability of the carrying amount of the intangible asset should be assessed. MMP recognized no impairments for other intangible assets in 2006, 2007 or 2008. Amortization of other intangible assets was $1.6 million during 2006 and $1.5 million during both 2007 and 2008.

Impairment of Long-Lived Assets. We have adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with this Statement, MMP evaluates its long-lived assets of identifiable business activities, other than those held for sale, for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. The amount of the impairment recognized is calculated as the excess of the carrying amount of the asset over the fair value of the assets, as determined either through reference to similar asset sales or by estimating the fair value using a discounted cash flow approach.

Long-lived assets to be disposed of through sales that meet specific criteria are classified as “held for sale” and are recorded at the lower of their carrying value or the estimated fair value less the cost to sell. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change. We had no significant assets classified as “held for sale” during 2006, 2007 or 2008.

Judgments and assumptions are inherent in management’s estimate of undiscounted future cash flows used to determine recoverability of an asset and the estimate of an asset’s fair value used to calculate the amount of impairment to recognize. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MMP recorded impairment against the earnings of its petroleum products pipeline system segment of $3.0 million in 2006 and $2.2 million in 2007. Impairments recorded during 2008 were insignificant. The inputs for the valuation models used in determining the fair value of assets impaired during 2006, 2007 and 2008 are Level 3—Significant Unobservable Inputs as described in SFAS No. 157, Fair Value Measurements.

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

Capitalization of Interest. Interest on borrowed funds is capitalized on projects during construction based on the weighted-average interest rate of MMP’s debt. MMP capitalizes interest on all construction projects requiring three months or longer to complete with total costs exceeding $0.5 million.

Pension and Postretirement Medical and Life Benefit Obligations. Our consolidated subsidiary, MGG GP, sponsors three pension plans, which cover substantially all of its employees, a postretirement medical and life benefit plan for selected employees and a defined contribution plan. Our pension and postretirement benefit liabilities represent the funded status of the present value of benefit obligations of these plans.

MGG GP’s pension, postretirement medical and life benefits costs are developed from actuarial valuations. Actuarial assumptions are established to anticipate future events and are used in calculating the expense and liabilities related to these plans. These factors include assumptions management makes with regard to interest rates, expected investment return on plan assets, rates of increase in health care costs, turnover rates and rates of future compensation increases, among others. In addition, subjective factors such as withdrawal and mortality rates are used to develop actuarial valuations. Management reviews and updates these assumptions on an annual basis. The actuarial assumptions that we use may differ from actual results due to changing market rates or other factors. These differences could result in a significant impact to the amount of pension and postretirement medical and life benefit expense we have recorded or may record.

Paid-Time Off Benefits. Liabilities for paid-time off benefits are recognized for all employees performing services for MMP or us when earned by those employees. We recognized paid-time off liabilities of $8.8 million and $9.8 million at December 31, 2007 and 2008, respectively. These balances represent the remaining vested paid-time off benefits of employees who support MMP and us. Liabilities for paid-time off are reflected in the payroll and benefits balances of the consolidated balance sheets.

Derivative Financial Instruments. We account for derivative instruments in accordance with SFAS No. 133, Accounting for Financial Instruments and Hedging Activities (as amended), which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet at fair value as either assets or liabilities.

For those instruments that qualify for hedge accounting, the accounting treatment depends on each instrument’s intended use and how it is designated. Derivative financial instruments qualifying for hedge

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting treatment can generally be divided into two categories: (1) cash flow hedges and (2) fair value hedges. Cash flow hedges are executed to hedge the variability in cash flows related to a forecasted transaction. Fair value hedges are executed to hedge the value of a recognized asset or liability. At inception of a hedged transaction, we document the relationship between the hedging instrument and the hedged item, the risk management objectives and the methods used for assessing and testing correlation and hedge effectiveness. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows or fair value of the hedge item. If we determine that a derivative, originally designated as a cash flow or fair value hedge, is no longer highly effective, we discontinue hedge accounting prospectively by including changes in the fair value of the derivative in current earnings. The changes in fair value of derivative financial instruments that either do not qualify for hedge accounting or are not designated a hedging instrument are included in current earnings.

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

MMP uses derivatives to help manage product purchases and sales. Derivatives that qualify for and are designated as normal purchases and sales are accounted for using traditional accrual accounting. As of December 31, 2008, MMP had commitments under forward purchase contracts for product purchases of approximately 0.1 million barrels that will be accounted for as normal purchases totaling approximately $8.4 million and had commitments under forward sales contracts for product sales of approximately 0.2 million barrels that will be accounted for as normal sales totaling approximately $8.8 million.

MMP has entered into New York Mercantile Exchange (“NYMEX”) commodity based futures contracts to hedge against price changes on the petroleum products it expects to sell in the future. These contracts do not qualify as normal sales or for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended); therefore, MMP recognizes gains or losses from these agreements currently in earnings. At December 31, 2008, the fair value of MMP’s NYMEX agreements, representing 0.6 million barrels of petroleum products, was $20.2 million, which we and MMP recognized as energy commodity derivative contracts on our consolidated balance sheets and product sales revenues on our consolidated statements of income.

MMP has used interest rate derivatives to help manage interest rate risk. For derivatives designated as hedging instruments, we and MMP report gains, losses and any ineffectiveness from interest rate derivatives in other income in our results of operations. We and MMP recognize the effective portion of cash flow hedges, which hedge against changes in interest rates, as adjustments to other comprehensive income. We and MMP record the non-current portion of unrealized gains or losses associated with fair value hedges on long-term debt as adjustments to long-term debt with the current portion recorded as adjustments to interest expense. We and MMP report the change in fair value of interest rate derivatives that are not designated as hedging instruments currently in earnings.

See Comprehensive Income in this Note 3 for details of the derivative gains and losses included in accumulated other comprehensive loss.

Revenue Recognition. Petroleum pipeline and ammonia transportation revenues are recognized when shipments are complete. For shipments of product under published tariffs that combine transportation and terminalling services, shipments are complete when MMP’s customer takes possession of its product out

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of MMP’s system through tanker trucks, railcars or third-party pipelines. For all other shipments where terminalling services are not included in the tariff, shipments are complete when the product arrives at the customer-designated delivery point. Injection service fees associated with customer proprietary additives are recognized upon injection to the customer’s product, which occurs at the time the product is delivered. Leased tank storage, pipeline capacity leases, terminalling, throughput, ethanol loading and unloading services, laboratory testing, data services, pipeline operating fees and other miscellaneous service-related revenues are recognized upon completion of contract services. Product sales are recognized upon delivery of the product to MMP’s customers. Product sales are increased for gains and decreased for losses associated with the change in fair value of MMP’s NYMEX agreements.

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

Variable-rate terminalling agreement. MMP’s operations have historically included terminalling agreements with customers under which MMP provided storage rental and throughput fees based on discounted rates. In addition to the discounted storage rentals and throughput fees, MMP’s revenues also included a variable-rate storage fee equal to half of cumulative profits, in excess of an established threshold, MMP’s customer derived from trading petroleum products through MMP’ storage tank over the contract period. For all of these agreements, MMP was under no obligation to share in any trading losses sustained by its customer. Under these agreements, MMP recognized the discounted storage rental and throughput fees each accounting period as the services were performed. However, the cumulative amounts of trading profits or losses over the contract period that were realized by MMP’s customer (and therefore, the revenue MMP earns related to these shared trading profits) were not determinable until the end of the contract term. For example, trading losses sustained by MMP’s customer on the last day of the contract period could offset all trading profits realized up to that point during the year, in which case, the cumulative trading profit over the contract period would be zero. In such a case, MMP would recognize no revenues under the variable-rate portion of the agreement. Based on the circumstances of these agreements and in accordance with Emerging Issues Task Force (“EITF”) No. D-96, Accounting for Management Fees Based on a Formula, our and MMP’s policy is to defer recognition of the variable-rate portion of revenue from these agreements until the end of the contract term. MMP recognized $6.4 million of variable-rate terminalling revenues when a contract term expired on January 31, 2006 and $3.0 million, $2.8 million and $0.9 million when a contract term expired on December 31, 2006, 2007 and 2008, respectively.

In March 2008, in conjunction with MMP’s assignment of a supply agreement, MMP entered into a transportation agreement with the assignee under which MMP agreed to a variable-rate tariff whereby it will share in certain profits and losses on delivery of the underlying product. The agreement is structured such that MMP’s share of any losses resulting from this arrangement cannot exceed the tariff it receives from transporting the associated barrels. All adjustments resulting from this agreement have been reflected in transportation and terminals revenues. For the period from inception of the agreement through December 31, 2008, MMP’s share of the profits from this agreement in excess of its normal tariff was $1.8 million.

G&A Expenses. Under our services agreement, MMP pays us for direct and indirect G&A expenses incurred on MMP’s behalf. Under our omnibus agreement, we reimbursed MMP for G&A expenses it incurred in

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

excess of a G&A cap and these costs were, in turn, reimbursed to us by MGG MH. We recorded these reimbursements as a capital contribution from our general partner and the associated expense was specifically allocated to our general partner.

Equity-Based Incentive Compensation Awards. MMP GP has issued incentive awards of MMP phantom units without distribution equivalent rights representing limited partner interests in MMP to certain of MGG GP’s employees who support MMP. MMP GP has also issued MMP phantom units with distribution equivalent rights to certain of its directors. Additionally, our general partner has issued awards of phantom units in us to its directors. These awards are accounted for as prescribed in SFAS No. 123(R), Share-Based Payments.

Under SFAS No. 123(R), MMP classifies unit award grants as either equity or liabilities. Fair value for MMP award grants classified as equity is determined on the grant date of the award and this value is recognized as compensation expense ratably over the requisite service period, which is the vesting period of each unit award. Fair value for MMP equity awards is calculated as the closing price of MMP’s common units representing limited partner interests in it on the grant date reduced by the present value of expected per-unit distributions to be paid by MMP during the requisite service period. MMP unit award grants classified as liabilities are re-measured at fair value on the close of business at each reporting period end until settlement date. Compensation expense for MMP liability awards for each period is the re-measured value of the award grants times the percentage of the requisite service period completed less previously-recognized compensation expense. Compensation expense related to unit-based payments is included in operating and G&A expenses on our consolidated statements of income.

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

Environmental. Environmental expenditures that relate to current or future revenues are expensed or capitalized based upon the nature of the expenditures. Expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental costs are probable and can be reasonably estimated. Environmental liabilities are recorded on an undiscounted basis except for those instances where the amounts and timing of the future payments are fixed or reliably determinable. MMP uses the risk-free interest rate to discount these liabilities. At December 31, 2008, expected payments on discounted liabilities were $0.3 million during each year in 2009, 2010 and 2011 and $0.2 million each year in 2012 and 2013 and $4.4 million for all periods thereafter. A reconciliation of our undiscounted environmental liabilities to amounts reported on our consolidated balance sheets is provided in the table below (in thousands). See Note 16—Commitments and Contingencies for a discussion of the changes in our environmental liabilities between December 31, 2007 and December 31, 2008.

	December 31,
	2007	2008
Aggregate undiscounted environmental liabilities	$63,165	$47,549
Amount of environmental liabilities discounted	(5,547)	(5,749)

Environmental liabilities as reported	$57,618	$41,800

Environmental liabilities are recorded independently of any potential claim for recovery. Accruals related to environmental matters are generally determined based on site-specific plans for remediation, taking into account

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currently available facts, existing technologies and presently enacted laws and regulations. Accruals for environmental matters reflect prior remediation experience and include an estimate for costs such as fees paid to contractors and outside engineering, consulting and law firms. MMP maintains selective insurance coverage, which may cover all or portions of certain environmental expenditures. Receivables are recognized in cases where the realization of reimbursements of remediation costs is considered probable. MMP would sustain losses to the extent of amounts it has recognized as environmental receivables if the counterparties to these transactions become insolvent or are otherwise unable to perform their obligations.

Management has determined that certain costs would have been covered by the indemnifications of MMP by a former affiliate, which have been settled (see Note 16—Commitments and Contingencies). Management makes judgments on what would have been covered by these indemnifications. All costs charged to MMP’s income that would have been covered by these indemnifications are charged directly to MMP’s general partner in determining MMP’s allocation of net income (see Non-Controlling Owners’ Interests of Consolidated Subsidiaries discussion below).

The determination of the accrual amounts recorded for environmental liabilities include significant judgments and assumptions made by management. The use of alternate judgments and assumptions could result in the recognition of different levels of environmental remediation costs in our financial statements.

Non-Controlling Owners’ Interests of Consolidated Subsidiaries (“Non-Controlling Interest”). The non-controlling interest on our balance sheet reflects the outside ownership interest of MMP, which was approximately 98% at December 31, 2006, 2007 and 2008. Each quarter, we calculate non-controlling interest expense by multiplying the non-controlling owners’ proportionate ownership of limited partner interest in MMP by the limited partners’ allocation of MMP’s net income, less allocations of amounts associated with each period’s amortization of the step-up in basis of the assets and liabilities of MMP. For purposes of calculating non-controlling interest, in periods where distributions exceed net income, MMP’s net income is allocated to its general and limited partners based on their proportionate share of cash distributions for the period, with adjustments made for certain charges which are specifically allocated to MMP’s general partner. However, for periods in which MMP’s net income exceeds its distributions, the net income allocation is adjusted as if the undistributed net income is allocated approximately 2% to the general partner and the remainder to the limited partners.

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

Income Taxes. We and MMP are partnerships for income tax purposes and therefore are not subject to federal income taxes or state income taxes. The tax on our and MMP’s net income is borne by our respective individual partners through the allocation of taxable income. Net income for financial statement purposes may differ significantly from taxable income of unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partner’s tax attributes in us is not available to us.

During 2006, the state of Texas passed a law that imposed a partnership-level tax on MMP beginning in 2007 based on the net revenues of MMP’s assets apportioned to the state of Texas. This tax is reflected as provision for income taxes in our results of operations for 2007 and 2008.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allocation of Net Income. During 2006, 2007 and until December 2008, we allocated net income to our general partner and limited partners based on their respective ownership interests, with adjustments made for any charges specifically allocated to our general partner. We acquired our general partner in December 2008; therefore, all of our net income subsequent to that date is allocable to our limited partners.

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

Comprehensive Income. Comprehensive income is accounted for in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is determined based on net income adjusted for changes in other comprehensive income (loss) from derivative hedging transactions, related amortization of realized gains/losses and adjustments to record affiliate pension and postretirement benefit obligation liabilities at the funded status of the present value of the benefit obligations. We have recorded total comprehensive income with our consolidated statements of partners’ capital as allowed under SFAS No. 130.

Accumulated other comprehensive loss was comprised of the following (in thousands):

	Derivative Gains (Losses)	Minimum Pension Liability	Pension and Postretirement Liabilities	Accumulated Other Comprehensive Loss
Balance, January 1, 2006	$(1,230)	$(343)	$—	$(1,573)
Amortization of loss on cash flow hedges	212	—	—	212
Net gain on cash flow hedges	236	—	—	236
Adjustment to additional minimum pension liability	—	343	—	343
Adjustment to recognize the funded status of our postretirement benefit plans	—	—	(9,305)	(9,305)

Balance, December 31, 2006	(782)	—	(9,305)	(10,087)
Net gain on cash flow hedges	5,018	—	—	5,018
Amortization of net gain on cash flow hedges	(419)	—	—	(419)
Pension settlement expense and amortization of prior service cost and net actuarial loss	—	—	1,833	1,833
Adjustment to recognize the funded status of our postretirement benefit plans	—	—	(939)	(939)

Balance, December 31, 2007	3,817	—	(8,411)	(4,594)
Amortization of net gain on cash flow hedges	(164)	—	—	(164)
Amortization of prior service credit and net actuarial loss	—	—	(88)	(88)
Adjustment to recognize the funded status of our postretirement benefit plans	—	—	(12,272)	(12,272)

Balance, December 31, 2008	$3,653	$—	$(20,771)	$(17,118)

New Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP expands the disclosure

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements for employer pension plans and other postretirement benefit plans to include factors that are pertinent to an understanding of investment policies and strategies. The additional disclosure requirements include: (i) for annual financial statements, the fair value of each major category of plan assets separately for pension and other postretirement plans, (ii) a narrative description of the basis used to determine the expected long-term rate of return on asset assumption, (iii) information to enable users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date, (iv) for fair value measurements using unobservable inputs, disclosure of the effect of the measurements on changes in plan assets for the period. This FSP is effective for fiscal years ending after December 15, 2009, with early application permitted. Provisions of this FSP are not required for earlier periods that are presented for comparative purposes. Adoption of this FSP will not have a material impact on our financial position, results of operations or cash flows.

In September 2008, the FASB issued EITF No. 08-6 Equity Method Investment Accounting Considerations. This EITF requires entities to measure its equity method investments initially at cost in accordance with SFAS No. 141(R) Business Combinations. Further, the EITF clarified that entities should not separately test an investee’s underlying indefinite-lived intangible asset for impairment; however, they are required to recognize other-than-temporary impairments of an equity method investment in accordance with Accounting Principles Bulletin No. 18, The Equity Method of Accounting for Investments in Common Stock. In addition, entities are required to account for a share issuance by an equity method investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance is to be recognized in earnings. This EITF is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years and is to be applied prospectively. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. Adoption of this EITF will not have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP clarified that unvested share-based payment awards that contain non-forfeitable rights to distributions or distribution equivalents, whether paid or unpaid, are participating securities as defined in SFAS No. 128, Earnings Per Share and are to be included in the computation of earnings per unit pursuant to the two-class method. This FSP is effective for financial statements issued after December 15, 2008 and interim periods within those years with prior period earnings per unit data retrospectively adjusted. Early application of this FSP is not permitted. Application of this FSP will not have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP in the United States. The statement will not change our current accounting practices.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP also expands the disclosures required for recognized intangible assets. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. Adoption of this FSP will not have a material impact on our results of operations, financial position or cash flows.

In March 2008, the FASB ratified EITF Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships. Under EITF No. 07-4, the excess of distributions over earnings and/or excess of earnings over distributions for each period are required to be

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allocated to the entities’ general partner based solely on the general partner’s ownership interest at the time. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Our adoption of this standard will not have a material impact on our income allocation methodology or our calculation of earnings per unit.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities established, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 amends SFAS No. 133, requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect that our adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

In February 2008, the FASB issued FSP No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. FSP No. 157-1 amends SFAS No. 157, Fair Value Measurements, to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141(R), Business Combinations, or SFAS No. 141 (revised 2007), Business Combinations, regardless of whether those assets and liabilities are related to leases. This FSP is effective with the initial adoption of SFAS No. 157, which we adopted on January 1, 2007. Adoption of this FSP did not have a material effect on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement requires, among other things, that entities; (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) recognize, with certain exceptions, pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) expense, as incurred, acquisition-related transaction costs; and (vi) capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (as amended) are met as of the acquisition date. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. Our initial adoption of this Statement is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements. This Statement requires, among other things, that: (i) the non-controlling interest be clearly identified and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) all changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently (as equity transactions); (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

than the carrying amount of that retained investment; and (v) sufficient disclosures be made to clearly identify and distinguish between the interests of the parent and the interests of non-controlling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. This statement will have a material impact on our results of operations as the non-controlling owners’ interest in income will no longer be reported as a deduction in arriving at net income but instead will be reflected as income attributable to non-controlling interest. Additionally, components of our financial position will be materially impacted as the non-controlling owners’ interests will be reported as a component of equity instead of being reported as a liability. We do not expect this Statement to materially impact our cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of mitigating volatility in reported earnings caused by measuring related assets and liabilities differently (without being required to apply complex hedge accounting provisions). We can make an election at the beginning of each fiscal year beginning after November 15, 2007 to adopt this statement. We do not plan to adopt this Statement.

In January 2007, the FASB issued Revised Statement 133 Implementation Issue No. G19, Cash Flow Hedges: Hedging Interest Rate Risk for the Forecasted Issuances of Fixed-Rate Debt Arising from a Rollover Strategy. This Implementation Issue clarified that in a cash flow hedge of a variable-rate financial asset or liability, the designated risk being hedged cannot be the risk of changes in its cash flows attributable to changes in the specifically identified benchmark rate if the cash flows of the hedged transaction are explicitly based on a different index. Our adoption of this Implementation Issue did not have a material impact on our financial position, results of operations or cash flows.

In January 2007, the FASB issued Statement 133 Implementation Issue No. G26, Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate. This Implementation Issue clarified, given the guidance in Implementation Issue No. G19, that an entity may hedge the variability in cash flows by designating the hedged risk as the risk of overall changes in cash flows. The effective date of this guidance for us was April 1, 2007. Our adoption of this Implementation Issue did not have a material impact on our financial position, results of operations or cash flows.

4.	Consolidated Statements of Cash Flows

Changes in the components of operating assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008
Accounts receivable and other accounts receivable	$(23,390)	$25,404	$24,270
Inventory	(13,395)	(28,912)	72,728
Energy commodity derivative contracts, net of margin deposits	—	—	(1,206)
Supply agreement deposit	1,000	5,000	(18,500)
Long-term receivables	32,277	(562)	411
Accounts payable	15,786	(11,472)	(253)
Accrued payroll and benefits	1,660	4,776	(1,739)
Accrued interest payable	(362)	(2,069)	7,880
Accrued taxes other than income	(348)	3,579	(894)
Accrued product purchases	28,326	(19,868)	(19,356)
Current and noncurrent environmental liabilities	(67)	406	(18,368)
Other current and noncurrent assets and liabilities	(6,116)	(16,371)	(12,806)

Total	$35,371	$(40,089)	$32,167

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, in accordance with the additional minimum liability provisions of SFAS No. 87, Employers’ Accounting for Pensions and the transition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, we recorded an increase in affiliate payroll and benefits of $0.2 million, an increase in long-term affiliate pension and benefits of $8.8 million and an increase in accumulated other comprehensive loss of $9.0 million. At December 31, 2007 and 2008, we increased long-term affiliate pension and benefits liability by $0.9 million and $12.3 million, respectively, resulting in an increase in accumulated other comprehensive loss. These non-cash amounts are not reflected in the statements of cash flows.

5.	Allocation of Net Income

The allocation of net income for purposes of both calculating earnings per unit and determining the capital balances of the general partner and the limited partners is as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008
Net income	$34,506	$55,398	$85,673
Portion of net income applicable to ownership interests for the period before completion of initial public offering on February 15, 2006	5,886	—	—

Portion of net income applicable to partners’ interest for the period after initial public offering	28,620	55,398	85,673
Direct charges to general partner:
Reimbursable G&A costs(a)	4,454	6,191	2,072

Income before direct charges to general partner	33,074	61,589	87,745
General partner’s share of distributions(b)	0.0141%	0.0141%	0.0130%

General partner’s allocated share of income before direct charges	5	9	12
Direct charges to general partner	4,454	6,191	2,072

Net loss allocated to general partner	$(4,449)	$(6,182)	$(2,060)

Portion of net income applicable to partners’ interest for the period after initial public offering	$28,620	$55,398	$85,673
Less: net loss allocated to general partner	(4,449)	(6,182)	(2,060)

Net income allocated to limited partners	$33,069	$61,580	$87,733

(a)	A former executive officer of MMP GP had an investment in MGG MH, which until December 2008 indirectly owned a portion of MMP GP. This former executive officer left the company during the fourth quarter of 2006 and we were allocated $3.0 million of G&A compensation expense associated with certain distribution payments made by MGG MH to this individual. Reimbursable G&A costs for 2007 and 2008 included $2.1 million and $0.4 million, respectively, of non-cash expenses related to payments by MGG MH to one of MMP’s current executive officers. Because the limited partners did not share in these costs, they were allocated to MGG GP.
(b)	In December 2008, we acquired our general partner from MGG MH. Our general partner now owns a non-economic general partner interest in us. Subsequent to that transaction, our general partner has no longer been allocated a portion of our net income.

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

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Inventory

Inventory at December 31, 2007 and 2008 was as follows (in thousands):

	2007	2008
Refined petroleum products	$65,215	$20,917
Transmix	32,824	13,099
Natural gas liquids	16,233	7,534
Additives	5,812	6,184
Other	378	—

Total inventory	$120,462	$47,734

During 2008 MMP recorded a $19.7 million lower-of-average-cost-or-market adjustment to its transmix inventory associated with its pipeline product overages and shortages. This adjustment was included in operating expenses on our consolidated statement of income. In addition, during 2008 MMP recorded lower-of-average-cost-or-market adjustments of $6.4 million and $3.0 million to its refined petroleum products inventory and transmix inventory, respectively, associated with its petroleum products blending and fractionation activities. These adjustments were recorded as a component of product purchases on our consolidated statement of income.

The decrease in refined petroleum products inventory from 2007 to 2008 was primarily attributable to the sale of inventory in connection with the assignment of a product supply agreement to a third-party entity effective March 1, 2008 as well as a significant decrease in the prices of products that comprised inventory during 2008.

7.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,		Estimated Depreciable Lives
	2007	2008
Construction work-in-progress	$112,891	$120,521
Land and rights-of-way	56,769	58,901
Carrier property	1,403,461	1,467,289	6 – 59 years
Buildings	15,548	20,129	20 – 53 years
Storage tanks	427,259	515,706	20 – 40 years
Pipeline and station equipment	225,880	230,517	3 – 59 years
Processing equipment	301,134	405,431	3 – 56 years
Other	59,293	72,178	3 – 48 years

Total	$2,602,235	$2,890,672

Carrier property is defined as pipeline assets regulated by the FERC. Other includes interest capitalized at December 31, 2007 and 2008 of $22.5 million and $25.4 million, respectively. Depreciation expense for the years ended December 31, 2006, 2007 and 2008 was $74.6 million, $77.6 million and $85.0 million, respectively.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Major Customers and Concentration of Risks

Major Customers. The percentage of revenue derived by customers that accounted for 10% or more of MMP’s consolidated total revenues is provided in the table below. No other customer accounted for more than 10% of MMP’s consolidated total revenue for 2006, 2007 or 2008. The majority of the revenues from Customers A, B and C resulted from sales to those customers of refined petroleum products that MMP generated in connection with its petroleum products blending and fractionation activities. In general, accounts receivable from these customers are due within 3 days of sale. Prior to August 2006, Customer E purchased petroleum products from MMP pursuant to a third-party supply agreement. In August 2006, Customer E assigned its rights under this supply agreement to Customer D. In March 2008, MMP assigned its obligations under this supply agreement to a third party (see Note 21—Assignment of Supply Agreement).

	Year Ended December 31,
	2006	2007	2008
Customer A	2%	2%	12%
Customer B	1%	1%	12%
Customer C	11%	13%	8%
Customer D	18%	33%	2%
Customer E	29%	0%	0%

Total	61%	49%	34%

Concentration of Risks. MMP transports, stores and distributes petroleum products for refiners, marketers, traders and end-users of those products. The major concentration of MMP’s petroleum products pipeline system’s revenues is derived from activities conducted in the central United States. Transportation and storage revenues are generally secured by warehouseman’s liens. MMP periodically evaluates the financial condition and creditworthiness of its customers and requires additional security as it deems necessary.

The employees assigned to conduct MMP’s operations are employees of MGG GP. As of December 31, 2008, MGG GP employed 1,204 employees.

At December 31, 2008, the labor force of 577 employees assigned to MMP’s petroleum products pipeline system was concentrated in the central United States. Approximately 37% of these employees were represented by the United Steel Workers Union (“USW”). MGG GP’s collective bargaining agreement with the USW was ratified by the union members in February 2009. This agreement expires January 31, 2012. The labor force of 296 employees assigned to MMP’s petroleum products terminals operations at December 31, 2008 is primarily concentrated in the southeastern and Gulf Coast regions of the United States. Approximately 10% of these employees were represented by the International Union of Operating Engineers (“IUOE”) and covered by a collective bargaining agreement that expires in October 2010. On July 1, 2008, MMP assumed operations of its ammonia pipeline from a third-party pipeline company. At December 31, 2008, the labor force of 19 employees assigned to MMP’s ammonia pipeline system was concentrated in the central United States and none of these employees were covered by a collective bargaining agreement.

9.	Employee Benefit Plans

MGG GP sponsor two union pension plans for certain employees (“USW plan” and “IUOE plan”) and a pension plan for certain non-union employees (“Salaried plan”), a postretirement benefit plan for selected employees and a defined contribution plan. MMP is required to reimburse MGG GP for all costs for its obligations associated with the pension plans, postretirement plan and defined contribution plan for qualifying individuals assigned to MMP’s operations.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Upon adoption of SFAS No. 158, we recognized the funded status of the present value of our affiliate benefit obligations of MGG GP’s pension plans and its postretirement medical and life benefit plan. The effect of adopting SFAS No. 158 on amounts reported in our consolidated balance sheets is described in Note 4—Consolidated Statements of Cash Flows.

The annual measurement date of the aforementioned plans is December 31. The following table presents the changes in benefit obligations and plan assets for pension benefits and other postretirement benefits for the years ended December 31, 2007 and 2008 (in thousands):

	Pension Benefits		Other Postretirement Benefits
	2007	2008	2007	2008
Change in benefit obligation:
Affiliate benefit obligation at beginning of year	$43,849	$42,117	$15,004	$17,069
Service cost	5,765	5,473	533	435
Interest cost	2,539	2,698	1,026	1,029
Plan participants’ contributions	—	—	61	108
Actuarial (gain) loss	(837)	2,709	661	1,133
Benefits paid	(951)	(1,799)	(216)	(617)
Pension settlement	(8,248)	—	—	—

Benefit obligation at end of year	42,117	51,198	17,069	19,157
Change in plan assets:
Fair value of plan assets at beginning of year	29,416	36,599	—	—
Employer contributions	15,000	9,143	155	509
Plan participants’ contributions	—	—	61	108
Actual return on plan assets	1,382	(5,730)	—	—
Benefits paid	(951)	(1,799)	(216)	(617)
Pension settlement	(8,248)	—	—	—

Fair value of plan assets at end of year	36,599	38,213	—	—

Funded status at end of year	$(5,518)	$(12,985)	$(17,069)	$(19,157)

Accumulated benefit obligation	$31,139	$38,447

The amounts included in pension benefits in the previous table combine the union pension plans with the Salaried pension plan. At December 31, 2007, the fair value of the USW and Salaried pension plans’ assets exceeded their respective accumulated benefit obligations and the fair value of the IUOE plan assets was equal to its accumulated benefit obligation. At December 31, 2008, the fair value of the USW plan’s assets exceeded the fair value of the accumulated benefit obligation by $1.8 million and the fair value of the Salaried and IUOE plans’ assets combined were $2.0 million less than the fair value of their accumulated benefit obligation.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in our consolidated balance sheets were as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
	2007	2008	2007	2008
Amounts recognized in consolidated balance sheet:
Current accrued benefit cost	$—	$—	$(217)	$(355)
Long-term accrued benefit cost	(5,518)	(12,985)	(16,852)	(18,802)

	(5,518)	(12,985)	(17,069)	(19,157)
Accumulated other comprehensive income:
Net actuarial loss	4,980	15,970	5,384	6,209
Prior service cost (credit)	1,876	1,569	(3,829)	(2,977)

Net amount recognized in consolidated balance sheet	$1,338	$4,554	$(15,514)	$(15,925)

Net pension and other postretirement benefit expense for the years ended December 31, 2006, 2007 and 2008 consisted of the following (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2006	2007	2008	2006	2007	2008
Components of net periodic pension and postretirement benefit expense:
Service cost	$5,587	$5,765	$5,473	$469	$533	$435
Interest cost	2,206	2,539	2,698	834	1,026	1,029
Expected return on plan assets	(1,906)	(2,497)	(2,702)	—	—	—
Amortization of prior service cost (credit)	307	308	307	(851)	(851)	(852)
Amortization of actuarial loss	538	414	150	675	688	307
Pension settlement expense(a)	—	1,274	—	—	—	—

Net periodic expense	$6,732	$7,803	$5,926	$1,127	$1,396	$919

(a)	26 participants took a lump sum distribution from the USW plan in 2007, resulting in a pension settlement expense of $1.3 million.

Expenses related to the defined contribution plan were $4.1 million, $4.6 million and $5.0 million in 2006, 2007 and 2008, respectively.

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 are $1.3 million and $0.3 million, respectively. The estimated net loss and prior service credit for the other defined benefit postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 are $0.5 million and $(0.9) million, respectively.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average rate assumptions used to determine benefit obligations as of December 31, 2007 and 2008 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2007	2008	2007	2008
Discount rate – Salaried plan	6.50%	6.00%	N/A	N/A
Discount rate – USW plan	6.50%	6.25%	N/A	N/A
Discount rate – IUOE plan	6.50%	5.75%	N/A	N/A
Discount rate – Other Postretirement Benefits	N/A	N/A	6.50%	5.75%
Rate of compensation increase – Salaried plan	5.00%	5.00%	N/A	N/A
Rate of compensation increase – USW plan	4.50%	4.50%	N/A	N/A
Rate of compensation increase – IUOE plan	5.00%	5.00%	N/A	N/A

The weighted-average rate assumptions used to determine net pension and other postretirement benefit expense for the years ended December 31, 2006, 2007 and 2008 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2006	2007	2008	2006	2007	2008
Discount rate	5.50%	5.75%	6.50%	5.50%	6.00%	6.50%
Expected rate of return on plan assets	7.00%	7.00%	7.00%	N/A	N/A	N/A
Rate of compensation increase – Salaried plan	5.00%	5.00%	5.00%	N/A	N/A	N/A
Rate of compensation increase – USW plan	4.50%	4.50%	4.50%	N/A	N/A	N/A
Rate of compensation increase – IUOE plan	N/A	5.00%	5.00%	N/A	N/A	N/A

The non-pension postretirement benefit plans provide for retiree contributions and contain other cost-sharing features such as deductibles and coinsurance. The accounting for these plans anticipates future cost sharing that is consistent with our expressed intent to increase the retiree contribution rate generally in line with health care cost increases.

The annual assumed rate of increase in the health care cost trend rate for 2009 is 7.5% decreasing systematically to 4.5% by 2018 for pre-65 year-old participants and 9.0% decreasing systematically to 5.3% by 2018 for post-65 year-old participants. The health care cost trend rate assumption has a significant effect on the amounts reported. As of December 31, 2008, a 1.0% change in assumed health care cost trend rates would have the following effect (in thousands):

	1% Increase	1% Decrease
Change in total of service and interest cost components	$299	$139
Change in postretirement benefit obligation	$2,827	$2,638

The expected long-term rate of return on plan assets was determined by combining a review of projected returns, historical returns of portfolios with assets similar to the current portfolios of the union and non-union pension plans and target weightings of each asset classification. Our investment objective for the assets within the pension plans is to earn a return which exceeds the growth of our obligations that result from interest and changes in the discount rate, while avoiding excessive risk. Defined diversification goals are set in order to reduce the risk of wide swings in the market value from year to year, or of incurring large losses that may result

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from concentrated positions. We evaluate risks based on the potential impact on the predictability of contribution requirements, probability of under-funding, expected risk-adjusted returns and investment return volatility. Funds are invested with multiple investment managers. Our target allocation and actual weighted-average asset allocation percentages at December 31, 2007 and 2008 were as follows:

	2007		2008
	Actual(a)	Target	Actual(a)	Target
Equity securities	55%	63%	30%	40%
Debt securities	29%	36%	59%	59%
Other	16%	1%	11%	1%

(a)	We made cash contributions of $15.0 million and $9.1 million to the pension plans in the 2007 and 2008 fiscal years, respectively. Amounts contributed in 2007 and 2008 in excess of benefit payments made were to be invested in debt and equity securities over a twelve-month period, with the amounts that remained uninvested as of December 31, 2007 and 2008 scheduled for investment in accordance with the target. Excluding these uninvested cash amounts, our actual allocation percentages at December 31, 2007 would have been 66% equity securities and 34% debt securities and at December 31, 2008, would have been 33% equity securities and 67% debt securities. In 2009, these uninvested cash amounts will be invested to bring the total asset allocation in line with the target allocation.

As of December 31, 2008, the benefit amounts expected to be paid through December 31, 2018 were as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
2009	$1,922	$355
2010	2,084	439
2011	2,252	533
2012	2,390	629
2013	2,400	714
2014 through 2018	15,884	4,747

MMP expects to reimburse us $7.2 million and $0.4 million in 2009 to reimburse MGG GP for contributions MGG GP expects to make to its pension and postretirement benefit plans, respectively.

10.	Related Party Transactions

Affiliate Entity Transactions

MMP owns a 50% interest in a crude oil pipeline company and is paid a management fee for its operation. During each of 2006, 2007 and 2008, MMP received operating fees from this company of $0.7 million, which was reported as affiliate management fee revenue.

The following table summarizes affiliate costs and expenses that are reflected in the accompanying consolidated statements of income (in thousands):

	Year Ended December 31,
	2006	2007	2008
MGG GP—allocated operating expenses	73,920	81,184	84,460
MGG GP—allocated G&A expenses	41,368	46,195	44,482
MGG MH—allocated G&A expenses	3,000	2,149	440

Under a service agreement between us, MGG GP and MMP, we and MMP reimburse MGG GP for the costs of employees necessary to conduct our respective operations and administrative functions. Our current payroll

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and benefits accruals associated with this agreement at December 31, 2007 and 2008 were $23.6 million and $21.9 million, respectively, and our long-term pension and benefits accrual at December 31, 2007 and 2008 was $22.4 million and $31.8 million, respectively. We and MMP settle our respective payroll, payroll-related expenses and non-pension postretirement benefit costs with MGG GP on a monthly basis. MMP funds its long-term affiliate pension liabilities through payments to MGG GP when MGG GP makes contributions to its pension funds.

We have historically reimbursed MMP for G&A expenses, excluding equity-based compensation, in excess of a G&A cap. The amount of G&A costs required to be reimbursed to MMP was $1.7 million, $4.1 million and $1.6 million in 2006, 2007 and 2008, respectively. MGG MH reimbursed us for the same amounts we reimburse to MMP for these excess G&A expenses. We recorded these reimbursements as a capital contribution from our general partner. We will not make reimbursements to MMP for excess G&A costs beyond 2008.

A former executive officer of MMP GP had an investment in MGG MH, an affiliate that, until December 2008, indirectly owned a portion of our general partner. This former executive officer left the company during the fourth quarter of 2006 and we were allocated $3.0 million of non-cash G&A compensation expense associated with certain distribution payments made by MGG MH to this individual, with a corresponding increase in partners’ capital. During 2007 and 2008, we were allocated $2.1 million and $0.4 million, respectively, of non-cash G&A compensation expense, with a corresponding increase in partners’ capital, for payments made by MGG MH to one of MMP’s current executive officers.

Other Related Party Transactions

Until December 2008, we were partially owned by MGG MH, which at that time was partially owned by an affiliate of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”). During 2006 and the period of January 1 through January 30, 2007, one or more of the members of MMP GP’s and our general partner’s eight-member boards of directors were representatives of CRF. At that time, CRF was part of an investment group that purchased Knight, Inc. (formerly known as Kinder Morgan, Inc.). To alleviate competitive concerns the Federal Trade Commission (“FTC”) raised regarding this transaction, CRF agreed with the FTC to permanently remove their representatives from our general partner’s board of directors and MMP GP’s board of directors and all of the representatives of CRF voluntarily resigned from the board of directors of our general partner and MMP GP by January 30, 2007.

During 2006 and the period January 1 through January 30, 2007, CRF had total combined general and limited partner interests in SemGroup, L.P. (“SemGroup”) of approximately 30%. During the aforementioned time periods, one of the members of the seven-member board of directors of SemGroup’s general partner was a representative of CRF, with three votes on that board. MMP was a party to a number of arms-length transactions with SemGroup and its affiliates, which we and MMP had historically disclosed as related party transactions. For accounting purposes, we and MMP have not classified SemGroup as a related party since the voluntary resignation of the CRF representatives from our respective general partner’s board of directors as of January 30, 2007. A summary of MMP’s transactions with SemGroup during 2006 and the period of January 1 through January 30, 2007 is provided in the following table (in millions):

	Year Ended December 31, 2006	January 1, 2007 through January 30, 2007
Product sales revenues	$177.1	$20.5
Product purchases	$63.2	$14.5
Terminalling and other services revenues	$4.4	$0.3
Storage tank lease revenues	$3.4	$0.4
Storage tank lease expense	$1.0	$0.1

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the above, MMP provided common carrier transportation services to SemGroup.

One of MMP GP’s former independent board members, John P. DesBarres, served as a board member for American Electric Power Company, Inc. (“AEP”) of Columbus, Ohio until December 2008. Mr. DesBarres passed away on December 29, 2008. For the years ended December 31, 2006, 2007 and 2008, MMP’s operating expenses included $2.9 million, $2.7 million and $2.8 million, respectively, of power costs incurred with Public Service Company of Oklahoma (“PSO”), which is a subsidiary of AEP. We and MMP had no amounts payable to or receivable from PSO or AEP at December 31, 2007 or December 29, 2008.

Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, MMP GP receives approximately 50%, including its approximate 2% general partner interest, of any incremental cash distributed per MMP limited partner unit. Since we own MMP GP, we benefit from these distributions. In 2006, 2007 and 2008, distributions paid to MMP GP based on its general partner interest and incentive distribution rights totaled $56.3 million, $70.3 million and $85.6 million, respectively. Until December 3, 2008, the executive officers of our general partner collectively owned a direct interest in MGG MH of approximately 4% and MGG MH owned our general partner. The executive officers of our general partner, through their ownership in MGG MH, indirectly benefitted from MMP’s distributions and directly benefited from our distributions.

During February 2006, we sold 35% of our limited partner units in an initial public offering. In connection with the closing of this offering, MMP’s partnership agreement was amended to remove the requirement for MMP GP to maintain its 2% interest in any future offering of MMP limited partner units. In addition, MMP’s partnership agreement was amended to restore the incentive distribution rights to the same level as before an amendment was made in connection with MMP’s October 2004 pipeline system acquisition, which reduced the incentive distributions paid to MMP GP by $9.3 million over a three-year period beginning in 2004. In return, we made a capital contribution to MMP on February 9, 2006 equal to the present value of the remaining reductions in incentive distributions, or $4.2 million.

In January 2008, MMP issued 197,433 limited partner units primarily to settle the 2005 unit award grants to certain employees, which vested on December 31, 2007. MMP GP did not make an equity contribution associated with this equity issuance and as a result its general partner ownership interest in MMP changed from 1.995% to 1.989%.

In January 2009, MMP issued 210,149 limited partner units primarily to settle the 2007 unit award grants to certain employees, which vested on December 31, 2008. MMP GP did not make an equity contribution associated with this equity issuance and a result, its general partner ownership in MMP changed from 1.989% to 1.983%. See Note 22—Subsequent Events for further discussion of this matter.

11.	Debt

Consolidated debt at December 31, 2007 and 2008 was as follows (in thousands):

	December 31,
	2007	2008
Revolving credit facility	$163,500	$70,000
6.45% Notes due 2014	249,634	249,681
5.65% Notes due 2016	252,494	253,328
6.40% Notes due 2018	—	261,555
6.40% Notes due 2037	248,908	248,921

Total debt	$914,536	$1,083,485

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Magellan Midstream Holdings, L.P. Debt:

Working Capital Loan. During both 2007 and 2008, we had a $5.0 million revolving credit facility with MGG MH as the lender. There were no borrowings under these facilities at any time during 2007 or 2008. The current facility matured on December 31, 2008, and the maturity date was extended through March 31, 2009, with the same terms. The current facility is available exclusively to fund our working capital borrowings. Borrowings, if any, under the facility bear interest at LIBOR plus 2.0%, and we pay a commitment fee to MGG MH on the unused portion of the working capital facility of 0.3%. Any borrowings that would be made under this facility would be non-recourse to our general partner.

MMP Debt:

The face value of MMP’s debt outstanding as of December 31, 2008 was $1,070.0 million. The difference between the face value and carrying value of MMP’s debt outstanding was amounts recognized for discounts incurred on debt issuances and the unamortized portion of gains recognized on derivative financial instruments which had qualified as fair value hedges of MMP’s long-term debt until the hedges were terminated or hedge accounting treatment was discontinued. At December 31, 2008, maturities of MMP’s debt were as follows: $0 in 2009, 2010 and 2011; $70.0 million in 2012; $0 in 2013; and $1.0 billion thereafter. MMP’s debt is non-recourse to its general partner and to us.

Revolving Credit Facility. In September 2007, MMP amended and restated its revolving credit facility to increase the borrowing capacity from $400.0 million to $550.0 million. In addition, the maturity date of the revolving credit facility was extended from May 2011 to September 2012. MMP incurred $0.2 million of legal and other costs associated with this amendment. Borrowings under the facility remain unsecured and incur interest at LIBOR plus a spread that ranges from 0.3% to 0.8% based on MMP’s credit ratings and amounts outstanding under the facility. Borrowings under this facility are used primarily for general purposes, including capital expenditures. As of December 31, 2008, $70.0 million was outstanding under this facility and $3.9 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets. The weighted-average interest rate on borrowings outstanding under the facility at December 31, 2007 and 2008 was 5.4% and 4.8%, respectively. Additionally, a commitment fee is assessed at a rate of 0.05% to 0.125%, depending on MMP’s credit rating. Borrowings outstanding under this facility as of July 14, 2008 of $212.0 million were repaid with the net proceeds from MMP’s debt offering of 10-year senior notes completed in July 2008 (see 6.40% Notes due 2018 below).

6.45% Notes due 2014. In May 2004, MMP sold $250.0 million aggregate principal of 6.45% notes due 2014 in an underwritten public offering. The notes were issued for the discounted price of 99.8%, or $249.5 million, and the discount is being accreted over the life of the notes. Including the impact of amortizing the gains realized on the hedges associated with these notes (see Note 12—Derivative Financial Instruments), the effective interest rate of these notes is 6.3%.

5.65% Notes due 2016. In October 2004, MMP issued $250.0 million of 5.65% senior notes due 2016 in an underwritten public offering. The notes were issued for the discounted price of 99.9%, or $249.7 million, and the discount is being accreted over the life of the notes. MMP used an interest rate swap to effectively convert $100.0 million of these notes to floating-rate debt until May 2008 (see Note 12—Derivative Financial Instruments). Including the amortization of the $3.8 million gain realized from terminating that interest rate swap and the amortization of losses realized on pre-issuance hedges associated with these notes, the weighted-average interest rate of these notes at December 31, 2007 and 2008 was 5.5% and 5.7%, respectively. The outstanding principal amount of the notes was increased by $2.7 million at December 31, 2007 for the fair value of the associated swap-to-floating derivative instrument and by $3.5 million at December 31, 2008 for the unamortized portion of the gain recognized upon termination of that swap.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.40% Notes due 2018. In July 2008, MMP issued $250.0 million of 6.40% notes due 2018 in an underwritten public offering. Net proceeds from the offering, after underwriter discounts of $1.6 million and offering costs of $0.4 million, were $248.0 million. The net proceeds were used to repay the $212.0 million of borrowings outstanding under MMP’s revolving credit facility at that time, and the balance was used for general purposes. In connection with this offering, MMP entered into $100.0 million of interest rate swap agreements to hedge against changes in the fair value of a portion of these notes, effectively converting $100.0 million of these notes to floating-rate debt (see Note 12—Derivative Financial Instruments). These agreements originally expired on July 15, 2018, the maturity date of the 6.40% notes; however, in December 2008 MMP terminated $50.0 million of these agreements and discontinued hedge accounting on the remaining $50.0 million, resulting in it recognizing gains of $11.7 million. The outstanding principal amount of the notes was increased by $11.7 million at December 31, 2008 for the unamortized portion of those gains. Including the amortization of those gains, the weighted-average interest rate of these notes at December 31, 2008 was 5.9%.

6.40% Notes due 2037. In April 2007, MMP issued $250.0 million of 6.40% notes due 2037 in an underwritten public offering. The notes were issued for the discounted price of 99.6%, or $248.9 million, and the discount is being accreted over the life of the notes. Net proceeds from the offering, after underwriter discounts of $2.2 million and offering costs of $0.3 million, were $246.4 million. The net proceeds were used to repay a portion of other notes that were outstanding at that time. Including the impact of amortizing the gains realized on the interest hedges associated with these notes (see Note 12—Derivative Financial Instruments), the effective interest rate of these notes is 6.3%.

The revolving credit facility described above requires MMP to maintain a specified ratio of consolidated debt to EBITDA of no greater than 4.75 to 1.00. In addition, the revolving credit facility and the indentures under which MMP’s public notes were issued contain covenants that limit MMP’s ability to, among other things, incur indebtedness secured by certain liens or encumber its assets, engage in certain sale-leaseback transactions, and consolidate, merge or dispose of all or substantially all of its assets. MMP was in compliance with these covenants as of December 31, 2008.

The revolving credit facility and notes described above are senior indebtedness.

During the years ending December 31, 2006, 2007 and 2008, total cash payments for interest on all indebtedness, including the impact of related interest rate swap agreements, net of amounts capitalized, were $57.2 million, $59.2 million and $49.3 million, respectively.

12.	Derivative Financial Instruments

Commodity Derivatives

MMP’s petroleum products blending activities generate gasoline products and MMP can estimate the timing and quantities of sales of these products. MMP uses forward sales agreements to lock in forward sales prices and most of the gross margins realized from its blending activities. MMP accounts for these forward sales agreements as normal sales.

In addition to forward sales agreements, MMP uses NYMEX contracts to lock in forward sales prices. Although these NYMEX agreements represent an economic hedge against price changes on the petroleum products MMP expects to sell in the future, they do not qualify as normal purchases or for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended); therefore, MMP recognizes the change in fair value of these agreements currently in earnings. During 2008, MMP closed its positions on NYMEX contracts associated with the sale of 0.5 million barrels of gasoline, and recognized total gains of $30.7 million as product sales revenues. At December 31, 2008, the fair value of MMP’s open NYMEX contracts, representing 0.6 million barrels of petroleum product, was a gain of $20.2 million, which we and MMP recognized as energy commodity derivative contracts on our consolidated

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance sheet. These open NYMEX contracts mature between January 2009 and April 2009. At December 31, 2008, MMP had received $19.0 million in margin cash from these agreements, which we and MMP recorded as energy commodity derivatives deposit on our consolidated balance sheets.

Interest Rate Derivatives

MMP uses interest rate derivatives to help manage interest rate risk. As of December 31, 2008, MMP had two offsetting interest rate swap agreements outstanding:

•

In July 2008, MMP entered into a $50.0 million interest rate swap agreement (“Derivative A”) to hedge against changes in the fair value of a portion of the $250.0 million of 6.40% notes due 2018. Derivative A effectively converted $50.0 million of those notes from a 6.40% fixed rate to a floating rate of six-month LIBOR plus 1.83% and terminates in July 2018. MMP originally accounted for Derivative A as a fair value hedge. On December 8, 2008, in order to capture the economic value of Derivative A at that time, are entered into an offsetting derivative as described below, and MMP discontinued hedge accounting on Derivative A. The $5.4 million fair value of Derivative A at that time was recorded as an adjustment to long-term debt and is being amortized over the remaining life of the 6.40% fixed-rate notes due 2018. The fair value of Derivative A as of December 31, 2008 was $7.5 million, of which $0.3 million was recorded to other current assets and $7.2 million was recorded to noncurrent assets on our consolidated balance sheet. The change in fair value of Derivative A from the date MMP discontinued hedge accounting, until December 31, 2008, was a gain of $1.9 million, which was recorded to other (income) expense on our consolidated statement of income.

•

In December 2008, concurrent with the discontinuance of hedge accounting treatment of Derivative A, MMP entered into an offsetting $50.0 million interest rate swap agreement with a different financial institution pursuant to which MMP pays a fixed rate of 6.40% and receives a floating rate of six-month LIBOR plus 3.23%. This agreement terminates in July 2018. MMP entered into this agreement to offset changes in the fair value of Derivative A including changes due to changes in counterparty credit risks. This agreement was not designated as a hedge for accounting purposes. The fair value of this agreement at December 31, 2008 was $(1.8) million, which was recorded to other deferred liabilities on our consolidated balance sheet and other (income) expense on our consolidated statement of income.

The following financial instruments designated as hedges were settled during 2008:

•

In July 2008, MMP entered into a $50.0 million interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of 6.40% notes due 2018. MMP accounted for this agreement as a fair value hedge. This agreement effectively converted $50.0 million of MMP’s 6.40% fixed-rate notes to floating-rate debt. In December 2008, MMP terminated and settled this interest rate swap agreement and received $6.3 million, which was recorded as an adjustment to long-term debt and is being amortized over the remaining life of the 6.40% fixed-rate notes.

•

In October 2004, MMP entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016. MMP accounted for this agreement as a fair value hedge. This agreement effectively converted $100.0 million of MMP’s 5.65% fixed-rate senior notes to floating-rate debt. In May 2008, MMP terminated and settled this interest rate swap agreement and received $3.8 million, which was recorded as an adjustment to long-term debt and is being amortized over the remaining life of the notes.

•

In January 2008, MMP entered into a total of $200.0 million of forward-starting interest rate swap agreements to hedge against the variability of future interest payments on debt that MMP anticipated issuing no later than June 2008. Proceeds of the anticipated debt issuance were expected to be used to refinance borrowings on MMP’s revolving credit facility. In April 2008, MMP terminated and settled these interest rate swap agreements and received $0.2 million, which was recorded to other income on our consolidated statement of income.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following financial instruments designated as hedges were settled during 2007:

•

In September and November 2006, MMP entered into forward starting interest rate swap agreements to hedge against the variability of future interest payments on $250.0 million of debt MMP issued in April 2007. MMP accounted for these agreements as cash flow hedges. As of December 31, 2006, MMP had recorded a $0.2 million gain associated with these agreements to other comprehensive income. These agreements were terminated and settled in April 2007, in conjunction with MMP’s public offering of $250.0 million of notes. MMP received $5.5 million from the settlement of these agreements, of which a gain of $5.0 million was recorded to other comprehensive income that, along with $0.2 million gain recognized in 2006, MMP is amortizing against interest expense over the life of the notes, $0.2 million was recorded as an adjustment to other current assets and $0.3 million was considered ineffective and recorded as other income on our consolidated statement of income.

•

During May 2004, MMP entered into certain interest rate swap agreements with notional amounts of $250.0 million to hedge against changes in the fair value of a portion of its pipeline notes. MMP terminated these agreements in May 2007 in conjunction with the repayment of these notes, resulting in payments totaling $1.1 million to the hedge counterparties, of which $0.9 million was recorded to other expense and $0.2 million was recorded as a reduction of accrued interest.

The following is a summary of the current impact of our and MMP’s historical derivative activity on accumulated other comprehensive income (“AOCI”) for the years ended December 31, 2007 and 2008 (in thousands):

		Effective Portion of Gains
		2007		2008
Hedge	Total Gain (Loss) Realized on Settlement of Hedge	Unamortized Amount Recognized in AOCI	Amount Reclassified to Earnings from AOCI	Unamortized Amount Recognized in AOCI	Amount Reclassified to Earnings from AOCI
Cash flow hedges (date executed):
Interest rate swaps 6.40% Notes (April 2007)	$5,255	$5,132	$(123)	$4,957	$(175)
Interest rate swaps 5.65% Notes (October 2004)	(6,279)	(4,600)	524	(4,077)	523
Interest rate swaps and treasury lock 6.45% Notes (May 2004)	5,119	3,285	(512)	2,773	(512)
Interest rate hedge pipeline notes (October 2002)	(995)	—	(308)	—	—

Total cash flow hedges		$3,817	$(419)	$3,653	$(164)

There was no ineffectiveness recognized on the financial instruments disclosed in the above tables during the years ended December 31, 2007 and 2008.

13.	Leases

Leases—Lessee. We and MMP lease land, office buildings, tanks and terminal equipment at various locations to conduct our respective business operations. Several of the agreements provide for negotiated renewal options and cancellation penalties, some of which include the requirement to remove MMP’s pipeline from the property for non-performance. Management expects that in the normal course of business, expiring leases will

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generally be renewed. Leases are evaluated at inception or at any subsequent material modification and, depending on the lease terms, are classified as either capital leases or operating leases, as appropriate under SFAS No. 13, Accounting for Leases. Rent expense is recognized on a straight-line basis over the life of the lease. Total rent expense was $6.3 million, $4.6 million and $4.6 million for the years ended December 31, 2006, 2007 and 2008, respectively. Future minimum annual rentals under non-cancelable operating leases as of December 31, 2008, were as follows (in thousands):

2009	$3,393
2010	3,379
2011	3,167
2012	2,427
2013	1,476
Thereafter	8,121

Total	$21,963

Leases—Lessor. MMP has entered into capacity and storage leases with remaining terms from one to 10 years that are accounted for as operating-type leases. All of the agreements provide for negotiated extensions. Future minimum lease payments receivable under operating-type leasing arrangements as of December 31, 2008, were as follows (in thousands):

2009	$115,465
2010	96,147
2011	77,969
2012	58,667
2013	33,500
Thereafter	58,764

Total	$440,512

In December 2001, MMP purchased an 8.5-mile natural gas liquids pipeline in northeastern Illinois from Aux Sable Liquid Products L.P. (“Aux Sable”) for $8.9 million. MMP then entered into a long-term lease arrangement under which Aux Sable is the sole lessee of these assets. MMP has accounted for this transaction as a direct financing lease. The lease expires in December 2016 and has a purchase option after the first year. Aux Sable has the right to re-acquire the pipeline at the end of the lease for a de minimis amount. Future minimum lease payments receivable under this direct-financing leasing arrangement as of December 31, 2008, were $1.3 million each year in 2009, 2010, 2011, 2012 and 2013 and $3.7 million cumulatively for all periods after 2013. The net investment under direct financing lease arrangements as of December 31, 2007 and 2008 was as follows (in thousands):

	December 31,
	2007	2008
Total minimum lease payments receivable	$11,514	$10,234
Less: Unearned income	4,192	3,393

Recorded net investment in direct financing leases	$7,322	$6,841

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net investment in this direct financing lease was classified in the consolidated balance sheets as follows (in thousands):

	December 31,
	2007	2008
Classification of direct financing leases:
Current accounts receivable	$563	$622
Noncurrent accounts receivable	6,759	6,219

Total	$7,322	$6,841

14.	Long-Term Incentive Plan

Plan Description

Our general partner approved a long-term incentive plan for independent directors of our general partner and employees that perform services for us and our general partner. The long-term incentive plan primarily consists of phantom units. Our general partner’s board of directors administers the long-term incentive plan. The long-term incentive plan permits the grant of awards covering an aggregate of 150,000 of our limited partner units. The units available under the long-term incentive plan at December 31, 2008 total 127,411.

MMP also has a long-term incentive plan (“LTIP”) for certain of MGG GP employees who perform services for MMP and for directors of its general partner. The LTIP primarily consists of MMP phantom units and permits the grant of awards covering an aggregate of 3.2 million MMP limited partner units. The remaining units available under the LTIP at December 31, 2008 total 1.7 million. The compensation committee of MMP’s general partner’s board of directors (the “MMP Compensation Committee”) administers the LTIP and has approved the unit awards discussed below:

Vested Unit Awards

Grant Date	Unit Awards Granted	Forfeitures	Adjustments to Unit Awards for Attaining Above- Target Financial Results	Units Paid Out on Vesting Date	Vesting Date	Value of Unit Awards on Vesting Date (Millions)
February 2004	159,024	14,648	140,794	285,170	12/31/06	$11.0
February 2005	160,640	11,348	149,292	298,584	12/31/07	$12.9
June 2006	1,170	—	1,170	2,340	12/31/07	$0.1
February 2006	168,105	13,730	154,143	308,518	12/31/08	$9.3
Various 2006	9,201	2,640	6,561	13,122	12/31/08	$0.4
March 2007	2,640	—	—	2,640	12/31/08	$0.1

In January 2007, MMP settled the February 2004 award grants by issuing 184,905 MMP limited partner units and distributing those units to the participants. The difference between the limited partner units issued to the participants and the total units accrued for represented the minimum tax withholdings associated with this award settlement. MMP paid associated tax withholdings and employer taxes totaling $4.4 million in January 2007.

In January 2008, MMP settled the cumulative amounts of the February 2005 and June 2006 award grants by issuing 196,856 MMP limited partner units and distributing those units to the participants. The difference between the MMP limited partner units issued to the participants and the total units accrued for represented the minimum tax withholdings associated with this award settlement. MMP paid associated tax withholdings and employer taxes totaling $5.1 million in January 2008.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2009, MMP settled the cumulative amounts of the remaining 2006 and March 2007 award grants by issuing 209,321 MMP limited partner units and distributing those units to the participants (see Note 22—Subsequent Events). There was no impact on MMP’s or our cash flows associated with these award grants for the periods presented in this report. The difference between the MMP limited partner units issued to the participants and the total units accrued for represented the minimum tax withholdings associated with this award settlement. MMP paid associated tax withholdings and employer taxes totaling $4.0 million in January 2009.

Performance Based Unit Awards

The incentive awards discussed below are subject to forfeiture if employment is terminated for any reason other than retirement, death or disability prior to the vesting date. If an award recipient retires, dies or becomes disabled prior to the end of the vesting period, the recipient’s award grant is prorated based upon the completed months of employment during the vesting period and the award is settled at the end of the vesting period. MMP’s agreement with the LTIP participants requires the LTIP awards described below to be paid out in MMP common limited partner units. The award grants do not have an early vesting feature except under certain circumstances following a change in control of MMP’s general partner.

On December 3, 2008, we purchased our general partner from MGG MH. When this transaction closed, a change in control occurred as defined in MMP’s LTIP. Even though a change in control has occurred, participants in the LTIP must resign voluntarily for good reason or be terminated involuntarily for other than performance reasons within two years of December 3, 2008 in order to receive enhanced LTIP payouts.

For each of the award grants listed below, the payout calculation for 80% of the unit awards will be based solely on the attainment of a financial metric established by the MMP Compensation Committee. This portion of the award grants has been accounted for as equity. The payout calculation for the remaining 20% of the unit awards will be based on both the attainment of a financial metric and the individual employee’s personal performance as determined by the MMP Compensation Committee. This portion of the award grants was accounted for as liabilities. For example, if a LTIP participant received an award of 100 units and at the end of the vesting period the payout for that award grant was at stretch performance, the recipient would receive a minimum of 160 units for the 80% portion of the payout based solely on the attainment of financial metrics (100 unit award x 80% x 200% payout for stretch financial performance). The remainder of the award would be subject to the financial metrics performance results resulting in an additional 40 unit payout (100 unit award x 20% x 200% payout for stretch financial performance); however, the MMP Compensation Committee, at its discretion, can change the payout of this portion of the award from a payout of zero units up to 80 units. Therefore, the original 100 unit award payout, at stretch financial performance, would range from a minimum of 160 units to a maximum of 240 units.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the performance based unit awards granted by the MMP Compensation Committee that have not yet vested as of December 31, 2008. There was no impact to MMP’s cash flows associated with these award grants for the periods presented in this report.

Grant Date	Unit Awards Granted	Estimated Forfeitures	Adjustment to Unit Awards in Anticipation of Achieving Above/ (Below) Target Financial Results	Total Unit Award Accrual	Vesting Date	Unrecognized Compensation Expense (Millions)(1)	Intrinsic Value of Unvested Awards at December 31, 2008 (Millions)
January 2007 Awards:
Tranche 1: January 2007	53,230	2,396	50,835	101,669	12/31/09	$1.1	$3.1
Tranche 2: January 2008	53,230	2,396	(39,803)	11,031	12/31/09	0.2	0.3
Tranche 3:(2)	—	—	—	—	12/31/09	—	—
January 2008	184,340	8,295	(123,231)	52,814	12/31/10	1.1	1.6
Various 2008	5,492	248	(3,672)	1,572	12/31/10	*	*

Total	296,292	13,335	(115,871)	167,086		$2.4	$5.0

(1)	Unrecognized compensation expense will be recognized over the remaining vesting periods of the awards.
(2)	The grant date for this tranche has not yet been set. Because this table reflects unvested unit awards at December 31, 2008, quantities associated with this tranche have not been included. There were 53,230 unit awards approved under this tranche.
*	Values are less than $0.1 million.

The unit awards approved during 2007 are broken into three equal tranches, with each tranche vesting on December 31, 2009. MMP began accruing for Tranche 1 in the first quarter of 2007 and Tranche 2 in the first quarter of 2008, when the MMP Compensation Committee established the financial metric associated with each respective tranche. MMP will begin accruing costs for Tranche 3 when the MMP Compensation Committee establishes the associated financial metric for that tranche. The unit awards allocated to each tranche are expensed over their respective vesting periods. As of December 31, 2008, the accrual for payout of Tranche 1 was 200%, as the related financial metric for the year ended December 31, 2007 was above the stretch target. The accrual for payout of Tranche 2 was 22%, as the related financial metric was slightly above the threshold target.

Retention Awards

The retention awards below are subject to forfeiture if employment is terminated or the employee resigns from their current position for any reason prior to the applicable vesting date. The award grants do not have an early vesting feature. The award grants listed below were accounted for as equity.

Grant Date	Unit Awards Granted	Estimated Forfeitures	Total Unit Award Accrual	Vesting Date	Unrecognized Compensation Expense (Millions)(1)	Intrinsic Value of Unvested Awards at December 31, 2008 (Millions)
Various 2008	9,248	286	8,962	12/31/10	$0.2	$0.3
Various 2008	40,315	1,814	38,501	12/31/11	0.8	1.2

	49,563	2,100	47,463		$1.0	$1.5

(1)	Unrecognized compensation expense will be recognized over the remaining vesting periods of the awards.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Unit Awards

	2006 Awards	2007 Awards	2008 Awards
Weighted-average per unit grant date fair value of equity awards(a)	$25.24	$33.05	$28.61
December 31, 2008 per unit fair value of liability awards(b)	$30.21	$27.30	$24.27

(a)	Approximately 80% of the unit awards are accounted for as equity (see Plan Description above). Fair value is calculated as MMP’s unit price on the grant date less the present value of estimated cash distributions during the vesting period.
(b)	Approximately 20% of the unit awards are accounted for as liabilities (see Plan Description above). Fair value is calculated as MMP’s unit price at the end of each accounting period less the present value of estimated cash distributions during the remaining portion of the vesting period.

Compensation Expense Summary

Equity-based incentive compensation expense, excluding amounts for directors of our and MMP’s general partner, for 2006, 2007 and 2008 was as follows (in thousands):

	Year Ended December 31, 2006
	Equity Method	Liability Method	Total
2003 awards	$—	$(89)	$(89)
2004 awards	—	4,355	4,355
2005 awards	—	4,096	4,096
2006 awards	1,771	687	2,458

Total	$1,771	$9,049	$10,820

	Year Ended December 31, 2007
	Equity Method	Liability Method	Total
2005 awards	$—	$5,721	$5,721
2006 awards	2,216	955	3,171
2007 awards	860	242	1,102

Total	$3,076	$6,918	$9,994

	Year Ended December 31, 2008
	Equity Method	Liability Method	Total
2005 awards	$—	$26	$26
2006 awards	2,509	378	2,887
2007 awards	990	127	1,117
2008 awards	639	82	721

Total	$4,138	$613	$4,751

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Director Equity-Based Compensation Expense

Long-term incentive awards have been granted to independent members of the board of directors of our and MMP’s general partner pursuant to the respective long-term incentive plans. Beginning in 2007, our and MMP’s independent directors could elect to defer payment of all or a portion of their compensation. All compensation amounts deferred are credited to the applicable director’s account in the form of phantom limited partner units of each director’s respective entity, with distribution equivalent rights. Phantom units earned by our and MMP’s independent directors and the related compensation expense recognized are provided in the table below. The unit and compensation amounts below include amounts credited to the director’s account for distribution equivalents earned (in thousands, except unit amounts).

	Year Ended December 31,
	2006	2007	2008
MMP phantom units earned by its independent directors	1,459	5,217	6,898

MGG phantom units earned by our independent directors	3,951	8,473	11,150

MMP equity-based compensation expense	$50	$221	$263
Our equity-based compensation expense	87	116	244

Total equity-based director compensation expense	$137	$337	$507

15.	Segment Disclosures

MMP’s reportable segments are strategic business units that offer different products and services. MMP’s segments are managed separately because each segment requires different marketing strategies and business knowledge. MMP’s management evaluates performance based on segment operating margin, which includes revenues from affiliates and external customers, operating expenses, product purchases and equity earnings. Transactions between MMP’s business segments are conducted and recorded on the same basis as transactions with third-party entities.

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

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Beginning in 2007, commercial and operating responsibilities for MMP’s two inland terminals in the Dallas, Texas area were transferred from the petroleum products terminals segment to the petroleum products pipeline system segment. The primary reasons for these transfers were because of location and operating synergies. Prior to the transfers, MMP’s customers were required to work with different Magellan entities in order to do business at these facilities. Additionally, MMP was engaged in two distinct marketing strategies, one for terminalling services and one for pipeline transportation services. Since the beginning of 2007, these facilities have been under petroleum products pipeline management and their operating results have been reported both internally and externally as part of that segment. Historical financial results for MMP’s operating segments have been adjusted to reflect the impact of this transfer. Consolidated segment profit did not change as a result of these historical reclassifications.

	Year Ended December 31, 2006
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
	(in thousands)
Transportation and terminals revenues	$420,283	$125,962	$16,473	$(3,397)	$559,321
Product sales revenues	649,172	15,397	—	—	664,569
Affiliate management fee revenue	690	—	—	—	690

Total revenues	1,070,145	141,359	16,473	(3,397)	1,224,580
Operating expenses	189,151	47,256	13,919	(6,466)	243,860
Product purchases	598,575	7,280	—	(514)	605,341
Equity earnings	(3,324)	—	—	—	(3,324)

Operating margin	285,743	86,823	2,554	3,583	378,703
Depreciation and amortization expense	50,790	20,743	1,084	3,583	76,200
G&A expenses	47,893	19,356	2,254	—	69,503

Operating profit (loss)	$187,060	$46,724	$(784)	$—	$233,000

Segment assets	$1,612,636	$610,511	$30,499		$2,253,646
Corporate assets					62,862

Total assets					$2,316,508

Goodwill	$—	$11,902	$—	$—	$11,902
Additions to long-lived assets	$79,914	$80,143	$641	$—	$160,698
Equity investments	$24,087	$—	$—	$—	$24,087

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2007
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
	(in thousands)
Transportation and terminals revenues	$460,709	$132,693	$18,287	$(2,908)	$608,781
Product sales revenues	692,355	17,209	—	—	709,564
Affiliate management fee revenue	712	—	—	—	712

Total revenues	1,153,776	149,902	18,287	(2,908)	1,319,057
Operating expenses	178,894	56,181	21,282	(5,422)	250,935
Product purchases	626,194	8,233	—	(518)	633,909
Equity earnings	(4,027)	—	—	—	(4,027)

Operating margin (loss)	352,715	85,488	(2,995)	3,032	438,240
Depreciation and amortization expense	51,936	23,078	1,094	3,032	79,140
G&A expenses	54,016	18,165	2,678	—	74,859

Operating profit (loss)	$246,763	$44,245	$(6,767)	$—	$284,241

Segment assets	$1,692,688	$661,164	$32,444		$2,386,296
Corporate assets					30,635

Total assets					$2,416,931

Goodwill	$—	$11,902	$—	$—	$11,902
Additions to long-lived assets	$92,692	$92,766	$2,002	$—	$187,460
Equity investments	$24,324	$—	$—	$—	$24,324

	Year Ended December 31, 2008
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
	(in thousands)
Transportation and terminals revenues	$478,473	$141,129	$22,704	$(3,496)	$638,810
Product sales revenues	543,694	30,401	—	—	574,095
Affiliate management fee revenue	733	—	—	—	733

Total revenues	1,022,900	171,530	22,704	(3,496)	1,213,638
Operating expenses	197,670	59,130	14,044	(5,973)	264,871
Product purchases	429,294	8,279	—	(1,006)	436,567
Equity earnings	(26,492)	—	—	—	(26,492)
Equity earnings	(4,067)	—	—	—	(4,067)

Operating margin	426,495	104,121	8,660	3,483	542,759
Depreciation and amortization expense	54,849	26,999	1,170	3,483	86,501
G&A expenses	52,874	17,313	3,115	—	73,302

Operating profit	$318,772	$59,809	$4,375	$—	$382,956

Segment assets	$1,714,558	$778,477	$38,561		$2,531,596
Corporate assets					69,112

Total assets					$2,600,708

Goodwill	$2,864	$11,902	$—	$—	$14,766
Additions to long-lived assets	$156,266	$144,620	$5,536	$—	$306,422
Equity investments	$23,190	$—	$—	$—	$23,190

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Commitments and Contingencies

Environmental Liabilities. Liabilities recognized for estimated environmental costs were $57.6 million and $41.8 million at December 31, 2007 and 2008, respectively. Environmental liabilities have been classified as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental liabilities will be paid over the next ten years. Environmental expenses recognized as a result of changes in MMP’s environmental liabilities are included in operating expenses on our consolidated statements of income. Environmental expense was $12.4 million, $10.0 million and $(1.4) million in 2006, 2007 and 2008, respectively. See Petroleum Products EPA Issue below for a discussion of a settlement which significantly reduced environmental expense in 2008.

MMP’s environmental liabilities include, among other items, accruals for the items discussed below:

Petroleum Products EPA Issue. In July 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act (the “Act”), served an information request to a former affiliate with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on the petroleum products pipeline system that MMP subsequently acquired. The EPA added to their original demand two subsequent releases that occurred from MMP’s petroleum products pipeline system. In September 2008, MMP paid a penalty of $5.3 million and agreed to perform certain operational enhancements under the terms of a settlement agreement reached with the EPA and Department of Justice (“DOJ”). This agreement led to a reduction of MMP’s environmental liability for these matters from $17.4 million to $5.3 million and a reduction of operating expenses of $12.1 million during second quarter 2008.

Ammonia EPA Issue. In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by MMP and, at the time of the releases, operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of MMP’s ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million for which the third-party operator has requested indemnification. In March 2007, MMP also received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator has subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. MMP believes that it does not have an obligation to indemnify or defend the third-party operator for the DOJ criminal fine settlement. The DOJ stated in its notice to us that it does not expect MMP or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for these matters based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and the third-party operator regarding these two releases, however, is unable to determine what its ultimate liability could be for these matters. Adjustments to MMP’s recorded liability, which could occur in the near term, could be material to MMP’s and our results of operations and cash flows.

Indemnification Settlement. Prior to May 2004, a former affiliate provided indemnifications to MMP for assets MMP had acquired from it. In May 2004, MMP entered into an agreement with our former affiliate under which the former affiliate agreed to pay MMP $117.5 million to release it from these indemnification obligations. MMP received the final two installment payments of $20.0 million and $35.0 million associated with this agreement in 2006 and 2007, respectively. At December 31, 2007 and 2008, known liabilities that would have been covered by this indemnity agreement were estimated to be $42.9 million and $25.5 million, respectively.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Through December 31, 2008, MMP has spent $59.0 million of the indemnification settlement proceeds for indemnified matters, including $23.1 million of capital costs. MMP has not reserved the cash received from this indemnity settlement and has used it for various other cash needs, including expansion capital spending.

Environmental Receivables. MMP had recognized receivables from insurance carriers and other entities related to environmental matters of $6.9 million and $4.5 million at December 31, 2007 and 2008, respectively.

Unrecognized Product Gains. MMP’s petroleum products terminals operations generate product overages and shortages that result from metering inaccuracies, product evaporation or expansion, product releases and product contamination. Most of the contracts MMP has with its customers state that MMP bears the risk of loss (or gain) from these conditions. When MMP’s petroleum products terminals experience net product shortages, it recognizes expense for those losses in the periods in which they occur. When MMP’s petroleum products terminals experience net product overages, it has product on hand for which it has no cost basis. Therefore, these net overages are not recognized in MMP’s financial statements until the associated barrels are either sold or used to offset product losses. The net unrecognized product overages for MMP’s petroleum products terminals operations had a market value of approximately $2.4 million as of December 31, 2008. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

Other. We and MMP are parties to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these claims, legal actions and complaints after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will not have a material adverse effect on our financial position, results of operations or cash flows.

17.	Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows (in thousands, except per unit amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenues	$292,221	$328,389	$322,191	$376,256
Operating margin	98,195	113,047	105,081	121,917
Total costs and expenses	232,295	254,343	255,736	296,469
Net income	11,533	14,874	14,113	14,878
Basic and diluted net income per limited partner unit	0.19	0.26	0.26	0.28

2008
Revenues	$346,706	$273,127	$292,193	$301,612
Operating margin	140,610	142,418	122,766	136,965
Total costs and expenses	272,296	172,417	210,466	206,062
Net income	17,619	30,904	17,647	19,503
Basic and diluted net income per limited partner unit	0.29	0.50	0.29	0.32

First-quarter 2008 net income was favorably impacted by the $26.5 million gain recognized from MMP’s assignment of a supply agreement. Second-quarter 2008 net income was favorably impacted by a $12.1 million reduction in MMP’s operating expenses when it settled an environmental matter for less than amounts previously accrued. Third-quarter 2008 revenues and net income were favorably impacted by $12.2 million of unrealized gains on NYMEX agreements. Fourth-quarter revenues and net income were favorably impacted by $8.0 million of unrealized gains on outstanding NYMEX agreements and net income was unfavorably impacted by $28.6 million of lower-of-average-cost-or-market adjustments.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Second-quarter 2007 net income was negatively impacted by $2.9 million of expenses associated with the repayment of MMP’s pipeline notes. Fourth-quarter 2007 revenues and net income were favorably impacted by $2.8 million of revenues recognized from MMP’s variable-rate terminalling agreements.

18.	Fair Value Disclosures

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosure for financial instruments:

Cash and cash equivalents. The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.

Energy commodity derivative contracts. The carrying amount reported in the balance sheet represents fair value (see Note 12—Derivative Financial Instruments).

Long-term receivable. Fair value was determined by discounting estimated future cash flows by the rates inherent in the long-term instruments adjusted for the change in the risk-free rate since inception of the instrument.

Energy commodity derivatives deposit. This liability represents a short-term deposit MMP held associated with its energy commodity derivative contracts. The carrying amount reported in the balance sheet approximates fair value due to the short-term maturity of the underlying contracts.

Debt. The fair value of MMP’s publicly traded notes, excluding the value of interest rate swaps qualifying as fair value hedges, was based on the prices of those notes at December 31, 2007 and 2008. The carrying amount of borrowings under MMP’s revolving credit facility at December 31, 2007 and 2008 approximates fair value due to the variable rates of that instrument.

Interest rate swaps. Fair value was determined based on an assumed exchange, at each year end, in an orderly transaction with the financial institution counterparties of the interest rate derivative agreements.

Other deferred liabilities—deposits. This liability represented a long-term deposit MMP held associated with a supply agreement which was assigned to a third party in March 2008. Fair value was determined by discounting the deposit amount at our incremental borrowing rate.

The following table reflects the carrying amounts and fair values of our financial instruments as of December 31, 2007 and 2008 (in thousands):

	December 31, 2007		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$938	$938	$37,912	$37,912
Energy commodity derivative contracts	—	—	20,200	20,200
Long-term receivables	7,801	6,849	7,390	5,249
Energy commodity derivatives deposit	—	—	18,994	18,994
Debt	911,801	933,650	1,083,485	934,975
Interest rate swaps:
$100.0 million (October 2004)	2,735	2,735	—	—
$50.0 million (July 2008)	—	—	7,542	7,542
$50.0 million (December 2008)	—	—	(1,770)	(1,770)
Other deferred liabilities—deposits	18,500	9,886	—	—

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Measurements

The following table summarizes the fair value measurements of MMP’s energy commodity derivative contracts and interest rate swap agreements as of December 31, 2008, based on the three levels established by SFAS No. 157, Fair Value Measurements (in thousands):

		Asset Fair Value Measurements as of December 31, 2008 using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivative contracts	$20,200	$20,200	$—	$—
Interest rate swap agreements:
$50.0 million (July 2008)	7,542	—	7,542	—
$50.0 million (July 2008)	(1,770)	—	(1,770)	—

MMP’s fair value measurements as of December 31, 2007 using significant other observable inputs for interest rate swap derivatives were $2.7 million.

19.	Distributions

Distributions paid by MMP during 2006, 2007 and 2008 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Common Units	Subordinated Units	General Partner(a)	Total Cash Distribution
02/14/06	$ 0.55250	$ 33,526	$ 3,138	$ 12,839	$ 49,503
05/15/06	0.56500	37,494	—	13,668	51,162
08/14/06	0.57750	38,324	—	14,497	52,821
11/14/06	0.59000	39,153	—	15,327	54,480

Total	$ 2.28500	$ 148,497	$ 3,138	$ 56,331	$ 207,966

02/14/07	$0.60250	$ 40,094	$ —	$ 16,197	$ 56,291
05/15/07	0.61625	41,009	—	17,112	58,121
08/14/07	0.63000	41,924	—	18,027	59,951
11/14/07	0.64375	42,839	—	18,942	61,781

Total	$ 2.49250	$ 165,866	$ —	$ 70,278	$ 236,144

02/14/08	$ 0.65750	$ 43,884	$ —	$ 19,909	$ 63,793
05/15/08	0.67250	44,885	—	20,910	65,795
08/14/08	0.68750	45,886	—	21,911	67,797
11/14/08	0.70250	46,887	—	22,912	69,799

Total	$ 2.72000	$ 181,542	$ —	$ 85,642	$ 267,184

(a)	Includes amounts paid to MMP GP for its incentive distribution rights.

In February 2006, MMP’s partnership agreement was amended to restore the incentive distribution rights to the same level as before an amendment made in connection with MMP’s October 2004 pipeline system acquisition that reduced the incentive distributions paid to MMP GP by $1.3 million in 2004, $5.0 million in

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005 and $3.0 million in 2006. In return, we made a capital contribution to MMP on February 9, 2006 equal to the present value of the remaining reductions in incentive distributions, or $4.2 million. The owner of our general partner at that time reimbursed us for this amount.

On February 13, 2009, MMP paid cash distributions of $0.71 per unit on its outstanding limited partner units to unitholders of record at the close of business on February 6, 2009. Because MMP issued 210,149 limited partner units in January 2009 and MMP GP did not make an equity contribution to MMP associated with that equity issuance, MMP GP’s ownership interest in MMP changed from 1.989% to 1.983%. See Note 22—Subsequent Events for further discussion of this matter. The total distributions paid on February 13, 2009 were $71.0 million, of which $1.4 million was paid to MMP GP on its 1.983% general partner interest and $22.1 million on its incentive distribution rights.

Distributions we made to our affiliate owners during 2006 prior to our becoming a public company are as follows (in thousands):

Date Distribution Paid	Amount
2006
January	$74
February	522,194

Total	$522,268

Distributions we made during 2006, 2007 and 2008 subsequent to our becoming a public company are as follows (in thousands, except per unit amounts):

Payment Date	Distribution Amount	Common Units	General Partner	Total Cash Distribution
05/15/06(a)	$0.20800	$13,031	$1	$13,032
08/14/06	0.22000	13,782	1	13,783
11/14/06	0.23300	14,597	1	14,598

Total	$0.66100	$41,410	$3	$41,413

02/14/07	$0.24600	$15,411	$2	$15,413
05/15/07	0.26150	16,382	2	16,384
08/14/07	0.27600	17,291	2	17,293
11/14/07	0.29000	18,168	3	18,171

Total	$1.07350	$67,252	$9	$67,261

02/14/08	$0.30700	$19,232	$3	$19,235
05/15/08	0.32250	20,204	3	20,207
08/14/08	0.33750	21,143	3	21,146
11/14/08	0.35400	22,177	3	22,180

Total	$1.32100	$82,756	$12	$82,768

(a)	MGG GP declared a cash distribution of $0.208 associated with the first quarter of 2006. The distribution paid to our public unitholders for that quarter was prorated for the 45-days that we were a public entity, or $0.104 per unit.

On February 13, 2009, we paid cash distributions of $0.3590 per unit to unitholders of record at the close of business on February 6, 2008. Total distributions paid were $22.5 million.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total distributions paid to outside and affiliate owners by us and MMP are determined as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008
Cash distributions paid by MMP	$207,966	$236,144	$267,184
Less:
Distributions paid by MMP to its general partner	(56,331)	(70,278)	(85,642)

Distributions paid by MMP to outside owners	151,635	165,866	181,542
Distributions we paid to our affiliate owners before we became a public company	522,268	—	—
Distributions we paid after becoming a public company	41,413	67,261	82,768

Total distributions paid to outside and affiliate owners	$715,316	$233,127	$264,310

20.	Partners’ Capital

MMP Capital

The following table details the changes in the number of MMP units outstanding from January 1, 2006 through December 31, 2008.

	Common	Subordinated	Total
Units outstanding on January 1, 2006	60,680,928	5,679,696	66,360,624
01/06—Conversion of subordinated units to common units(a)	5,679,696	(5,679,696)	—

Units outstanding on December 31, 2006	66,360,624	—	66,360,624
01/07—Settlement of 2004 award grants	184,905	—	184,905
Other(b)	768	—	768

Units outstanding on December 31, 2007	66,546,297	—	66,546,297
01/08—Settlement of 2005 award grants	196,856	—	196,856
Other(b)	577	—	577

Units outstanding on December 31, 2008	66,743,730	—	66,743,730

(a)	MMP’s subordination period ended on December 31, 2005 when it met the final financial tests provided for in its partnership agreement. As a result, on January 31, 2006, one day following the distribution record date, the 5,679,696 outstanding subordinated units representing limited partner interests in MMP converted to common units.
(b)	Common units issued to settle the equity-based retainer paid to one of the independent directors of MMP’s general partner.

MMP’s limited partner units outstanding at December 31, 2008 were all held by the public. Our ownership interest in MMP at December 31, 2007 was limited to our approximate 2% general partner interest and incentive distribution rights, which we derive through our 100% ownership interest in MMP GP.

For purposes of determining capital balances, MMP allocates net income to its general partner and limited partners based on their contractually-determined cash distributions declared and paid following the close of each quarter with adjustments made for any charges specifically allocated to its general partner. For periods in which MMP’s net income exceeds its distributions, MMP allocates net income to its general and limited partners up to the amount of cash distributions paid for that period based on the contractually-determined cash distributions paid to each. The excess of net income over distributions is allocated based on the contractual terms of MMP’s partnership agreement with the general partner’s proportionate share of income further adjusted for direct charges.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From January 24, 2008 until January 23, 2009, cash distributions paid by MMP to its general partner and limited partners were made based on the following table:

	Percentage of Distributions
	Limited Partners	General Partner
Quarterly Distribution Amount per Unit		General Partner Interest	Incentive Distribution Rights
Up to $0.289………………………………………………………………	98.011%	1.989%	0.000%
Above $0.289 up to $0.328……………………………………………….	85.011%	1.989%	13.000%
Above $0.328 up to $0.394……………………………………………….	75.011%	1.989%	23.000%
Above $0.394……………………………………………………………..	50.011%	1.989%	48.000%

See Note 22—Subsequent Events for a discussion of the changes in the percentage of distributions to the limited and general partner interests that occurred after December 31, 2008.

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

Limited partners holding our common units have the following rights, among others:

•	right to receive distributions of our available cash within 50 days after the end of each quarter;

•	right to elect the board members of our general partner;

•	right to transfer limited partner unit ownership to substitute limited partners;

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

Following the termination of MMP’s subordination period, in 2006 we reclassified $277.4 million from non-controlling owners’ interests of consolidated subsidiaries to partners’ capital. This reclassification recognized the gain on sale by us of MMP’s limited partner units in 2004 and 2005.

In the event of liquidation, all property and cash in excess of that required to discharge all liabilities will be distributed to the partners in proportion to the positive balances in their respective capital accounts. The limited partners’ liability is generally limited to their investment.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Changes in Capital

Capital contributions were $17.9 million during 2006 which primarily consisted of payments we received from MGG MH, which we in turn reimbursed to MMP for the restoration of the incentive distribution rights and costs incurred under the G&A cost cap agreement. Capital contributions were $5.2 million and $3.7 million during 2007 and 2008, respectively, which primarily consisted of payments we received from MGG MH which we in turn reimbursed to MMP for costs incurred under the G&A cost cap agreement.

Acquisition of General Partner

In December 2008, we acquired our general partner from MGG MH. Concurrent with that transaction, MGG MH distributed all of the 8.8 million common units it held in us to its equity owners. We did not issue additional common units and we received no proceeds as a result of these transactions. Subsequent to that transaction, our general partner has no longer been allocated a portion of our net income.

21.	Assignment of Supply Agreement

As part of MMP’s acquisition of a pipeline system in October 2004, it assumed a third-party supply agreement. Under this agreement, MMP was obligated to supply petroleum products to one of its customers until 2018. At the time of this acquisition, MMP believed that the profits it would receive from the supply agreement were below the fair value of its tariff-based shipments on this pipeline and it established a liability for the expected shortfall. On March 1, 2008, MMP assigned this supply agreement and sold related inventory of $47.6 million to a third-party entity. Further, MMP returned its former customer’s cash deposit, which was $16.5 million at the time of the assignment. During first quarter 2008, MMP obtained a full release from the supply customer; therefore, MMP had no future obligation to perform under this supply agreement, even in the event the third-party assignee was unable to perform its obligations under the agreement. As a result, MMP wrote off the unamortized amount of the liability and recognized a gain of $26.5 million.

22.	Subsequent Events

On January 23, 2009, MMP issued 210,149 limited partner units, of which 209,321 were issued to settle the cumulative amount of the 2006 and 2007 unit award grants to certain employees that vested on December 31, 2008, and 828 were issued to settle the equity-based retainer paid to one of the directors of MMP’s general partner. MMP’s general partner did not make an equity contribution associated with this equity issuance and as a result its general partner ownership interest in MMP changed from 1.989% to 1.983%. MMP’s general partner’s incentive distribution rights were not affected by this transaction. As a result, cash distributions paid after January 23, 2009 will be made based on the following table:

	Percentage of Distributions
	Limited Partners	General Partner
Quarterly Distribution Amount per Unit		General Partner Interest	Incentive Distribution Rights
Up to $0.289	98.017%	1.983%	0.000%
Above $0.289 up to $0.328	85.017%	1.983%	13.000%
Above $0.328 up to $0.394	75.017%	1.983%	23.000%
Above $0.394	50.017%	1.983%	48.000%

On February 10, 2009, MMP’s Compensation Committee approved 285,000 MMP unit award grants pursuant to its long-term incentive plan. These award grants have a three-year vesting period that will end on December 31, 2011.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 13, 2009, MMP paid cash distributions of $0.71 per unit on its outstanding limited partner units to unitholders of record at the close of business on February 6, 2009. The total distributions paid were $71.0 million, of which $1.4 million was paid to MMP GP on its approximate 2% general partner interest and $22.1 million on its incentive distribution rights.

Also on February 13, 2009, we paid cash distributions of $0.3590 per unit to unitholders of record at the close of business on February 6, 2009. Total distributions paid were $22.5 million.

ITEM 9.	Changes in and Disagreement With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) of the Securities Exchange Act) was performed as of the end of the period covered by the date of this report. This evaluation was performed under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and practices are effective in providing reasonable assurance that all required disclosures are included in the current report. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) of the Securities Exchange Act) during the quarter ending December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information regarding the directors and executive officers of our general partner and our corporate governance required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is presented in our definitive proxy statement filed pursuant to Regulation 14A (our “Proxy Statement”) under the following captions, which information is incorporated by reference herein:

•	Class I Director Election Proposal;

•	Executive Officers of our General Partner;

•	Section 16(a) Beneficial Ownership Reporting Compliance;

•	Code of Ethics;

•	Director Nominations; and

•	Board Committees.

ITEM 11.	Executive Compensation

The information regarding executive compensation required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is presented in our Proxy Statement under the following captions, which information is incorporated by reference herein:

•	Compensation of Directors and Executive Officers;

•	Compensation Committee Interlocks and Insider Participation; and

•	Compensation Committee Report.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding securities authorized for issuance under equity compensation plans and security ownership required by Items 201(d) and 403 of Regulation S-K is presented in our Proxy Statement under the following captions, which information is incorporated by reference herein:

•	Securities Authorized for Issuance Under Equity Compensation Plans; and

•	Security Ownership of Certain Beneficial Owners and Management.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information regarding certain relationships and related transactions and director independence required by Items 404 and 407(a) of Regulation S-K is presented in our Proxy Statement under the following captions, which information is incorporated by reference herein:

•	Transactions with Related Persons, Promoters and Certain Control Persons; and

•	Director Independence.

ITEM 14.	Principal Accountant Fees and Services

The information regarding principal accountant fees and services required by Item 9(e) of Schedule 14A of the Securities Exchange Act of 1934 is presented in our Proxy Statement under the caption “Independent Registered Public Accounting Firm,” which information is incorporated by reference herein.

PART IV

ITEM	15. Exhibits and Financial Statement Schedules

(a)1 and (a)2.

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(a)3, (b) and (c). The exhibits listed below are filed as part of this annual report.

Exhibit No.	Description

Exhibit 3

*(a)	Certificate of Limited Partnership of Magellan Midstream Holdings, L.P. (filed as Exhibit 3.1 to Registration Statement on Form S-1 filed November 10, 2005).

*(b)	Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Holdings, L.P. dated as of February 15, 2006 (filed as Exhibit 3.1 to Form 8-K filed February 15, 2006).

*(c)	Amendment No. 1 dated as of July 26, 2007 to Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Holdings, L.P. (filed as Exhibit 3.1 to Form 8-K filed July 31, 2007).

*(d)	Amendment No. 2 dated as of December 1, 2008 to Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Holdings, L.P. (filed as Exhibit 3.1 to Form 8-K filed December 5, 2008).

*(e)	Certificate of Formation of Magellan Midstream Holdings GP, LLC (filed as Exhibit 3.3 to Registration Statement on Form S-1 filed November 10, 2005).

*(f)	Fourth Amended and Restated Limited Liability Company Agreement of Magellan Midstream Holdings GP, LLC dated as of December 1, 2008 (filed as Exhibit 3.2 to Form 8-K filed December 5, 2008).

Exhibit 4

*(a)	Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Holdings, L.P. dated as of February 15, 2006 (filed as Exhibit 3.1 to Form 8-K filed February 15, 2006).

*(b)	Amendment No. 1 dated as of July 26, 2007 to Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Holdings, L.P. (filed as Exhibit 3.1 to Form 8-K filed July 31, 2007).

Exhibit No.	Description
*(c)	Amendment No. 2 dated as of December 1, 2008 to Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Holdings, L.P. (filed as Exhibit 3.1 to Form 8-K filed December 5, 2008).

*(d)	Unit Purchase Rights Agreement dated as of December 3, 2008 between Magellan Midstream Holdings, L.P. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to Form 8-A filed December 5, 2008).

Exhibit 10

*(a)	Magellan Midstream Holdings Long-Term Incentive Plan dated February 15, 2006 (filed as Exhibit 10.1 on Form 8-K filed February 15, 2006).

(b)	Summary of Independent Director Compensation Program dated as of January 23, 2009.

*(c)	Magellan Midstream Holdings Director Deferred Compensation Plan effective January 1, 2007 (filed as Exhibit 10.1 to Form 8-K filed October 27, 2006).

*(d)	New Omnibus Agreement dated June 17, 2003 among WEG Acquisitions, L.P., Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and The Williams Companies, Inc. (filed as Exhibit 10.3 to Registration Statement on Form S-1/A filed December 22, 2005).

*(e)	Services Agreement dated December 24, 2005 between Magellan Midstream Partners, L.P. and Magellan Midstream Holdings GP, LLC (filed as Exhibit 10.1 to Form 10-Q filed November 3, 2008).

*(f)	Contribution Agreement among MGG Midstream Holdings, L.P., Magellan Midstream Holdings GP, LLC, Magellan Midstream Holdings, L.P. and MGG GP Holdings, LLC dated as of December 1, 2008 (filed as Exhibit 10.1 to Form 8-K filed December 5, 2008).

*(g)	Working Capital Loan Agreement dated January 1, 2008 between Magellan Midstream Holdings, L.P. and MGG Midstream Holdings, L.P. (filed as Exhibit 10.1 to Form 8-K filed January 2, 2008).

*(h)	Amendment to Working Capital Loan Agreement dated December 1, 2008 between Magellan Midstream Holdings, L.P. and MGG Midstream Holdings, L.P., Carlyle/Riverstone MLP Holdings, L.P., Madison Dearborn Capital Partners IV, L.P., Schwerin Company, LLC, Randolph Street Partners V and Special Co-Invest Partners I (filed as Exhibit 10.2 to Form 8-K filed December 5, 2008).

*(i)	Termination Agreement dated December 1, 2008 between Magellan Midstream Holdings, L.P. and MGG Midstream Holdings, L.P. (filed as Exhibit 10.3 to Form 8-K filed December 5, 2008).

*(j)	Unit Purchase Rights Agreement dated as of December 3, 2008 between Magellan Midstream Holdings, L.P. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to Form 8-A filed December 5, 2008).

Exhibit 14

*(a)	Code of Ethics dated January 30, 2006 by Don R. Wellendorf, principal executive officer (filed as Exhibit 14(a) to Form 10-K filed March 15, 2006).

*(b)	Code of Ethics dated January 30, 2006 by John D. Chandler, principal financial and accounting officer (filed as Exhibit 14(b) to Form 10-K filed March 15, 2006).

Exhibit 21	Subsidiaries of Magellan Midstream Holdings GP, LLC and Magellan Midstream Holdings, L.P.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit No.	Description

Exhibit 31

(a)	Certification of Don R. Wellendorf, principal executive officer.

(b)	Certification of John D. Chandler, principal financial officer.

Exhibit 32

(a)	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

(b)	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN MIDSTREAM HOLDINGS, L.P. (Registrant)

By:	MAGELLAN MIDSTREAM HOLDINGS GP, LLC, its general partner

By:	/s/ JOHN D. CHANDLER
John D. Chandler Senior Vice President, Treasurer and Chief Financial Officer

Date: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ DON R. WELLENDORF Don R. Wellendorf	Chairman of the Board and Principal Executive Officer of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	February 26, 2009

/S/ JOHN D. CHANDLER John D. Chandler	Principal Financial and Accounting Officer of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	February 26, 2009

/S/ WALTER R. ARNHEIM Walter R. Arnheim	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	February 26, 2009

/S/ ROBERT G. CROYLE Robert G. Croyle	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	February 26, 2009

/S/ PATRICK C. EILERS Patrick C. Eilers	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	February 26, 2009

/S/ JAMES C. KEMPNER James C. Kempner	Director of Magellan Midstream Holdings GP, LLC, General Partner of Magellan Midstream Holdings, L.P.	February 26, 2009

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 3

*(a)	Certificate of Limited Partnership of Magellan Midstream Holdings, L.P. (filed as Exhibit 3.1 to Registration Statement on Form S-1 filed November 10, 2005).

*(b)	Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Holdings, L.P. dated as of February 15, 2006 (filed as Exhibit 3.1 to Form 8-K filed February 15, 2006).

*(c)	Amendment No. 1 dated as of July 26, 2007 to Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Holdings, L.P. (filed as Exhibit 3.1 to Form 8-K filed July 31, 2007).

*(d)	Amendment No. 2 dated as of December 1, 2008 to Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Holdings, L.P. (filed as Exhibit 3.1 to Form 8-K filed December 5, 2008).

*(e)	Certificate of Formation of Magellan Midstream Holdings GP, LLC (filed as Exhibit 3.3 to Registration Statement on Form S-1 filed November 10, 2005).

*(f)	Fourth Amended and Restated Limited Liability Company Agreement of Magellan Midstream Holdings GP, LLC dated as of December 1, 2008 (filed as Exhibit 3.2 to Form 8-K filed December 5, 2008).

Exhibit 4

*(a)	Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Holdings, L.P. dated as of February 15, 2006 (filed as Exhibit 3.1 to Form 8-K filed February 15, 2006).

*(b)	Amendment No. 1 dated as of July 26, 2007 to Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Holdings, L.P. (filed as Exhibit 3.1 to Form 8-K filed July 31, 2007).

*(c)	Amendment No. 2 dated as of December 1, 2008 to Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Holdings, L.P. (filed as Exhibit 3.1 to Form 8-K filed December 5, 2008).

*(d)	Unit Purchase Rights Agreement dated as of December 3, 2008 between Magellan Midstream Holdings, L.P. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to Form 8-A filed December 5, 2008).

Exhibit 10

*(a)	Magellan Midstream Holdings Long-Term Incentive Plan dated February 15, 2006 (filed as Exhibit 10.1 on Form 8-K filed February 15, 2006).

(b)	Summary of Independent Director Compensation Program dated as of January 23, 2009.

*(c)	Magellan Midstream Holdings Director Deferred Compensation Plan effective January 1, 2007 (filed as Exhibit 10.1 to Form 8-K filed October 27, 2006).

*(d)	New Omnibus Agreement dated June 17, 2003 among WEG Acquisitions, L.P., Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and The Williams Companies, Inc. (filed as Exhibit 10.3 to Registration Statement on Form S-1/A filed December 22, 2005).

Exhibit No.	Description

*(e)	Services Agreement dated December 24, 2005 between Magellan Midstream Partners, L.P. and Magellan Midstream Holdings GP, LLC (filed as Exhibit 10.1 to Form 10-Q filed November 3, 2008).

*(f)	Contribution Agreement among MGG Midstream Holdings, L.P., Magellan Midstream Holdings GP, LLC, Magellan Midstream Holdings, L.P. and MGG GP Holdings, LLC dated as of December 1, 2008 (filed as Exhibit 10.1 to Form 8-K filed December 5, 2008).

*(g)	Working Capital Loan Agreement dated January 1, 2008 between Magellan Midstream Holdings, L.P. and MGG Midstream Holdings, L.P. (filed as Exhibit 10.1 to Form 8-K filed January 2, 2008).

*(h)	Amendment to Working Capital Loan Agreement dated December 1, 2008 between Magellan Midstream Holdings, L.P. and MGG Midstream Holdings, L.P., Carlyle/Riverstone MLP Holdings, L.P., Madison Dearborn Capital Partners IV, L.P., Schwerin Company, LLC, Randolph Street Partners V and Special Co-Invest Partners I (filed as Exhibit 10.2 to Form 8-K filed December 5, 2008).

*(i)	Termination Agreement dated December 1, 2008 between Magellan Midstream Holdings, L.P. and MGG Midstream Holdings, L.P. (filed as Exhibit 10.3 to Form 8-K filed December 5, 2008).

*(j)	Unit Purchase Rights Agreement dated as of December 3, 2008 between Magellan Midstream Holdings, L.P. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to Form 8-A filed December 5, 2008).

Exhibit 14

*(a)	Code of Ethics dated January 30, 2006 by Don R. Wellendorf, principal executive officer (filed as Exhibit 14(a) to Form 10-K filed March 15, 2006).

*(b)	Code of Ethics dated January 30, 2006 by John D. Chandler, principal financial and accounting officer (filed as Exhibit 14(b) to Form 10-K filed March 15, 2006).

Exhibit 21	Subsidiaries of Magellan Midstream Holdings GP, LLC and Magellan Midstream Holdings, L.P.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31

(a)	Certification of Don R. Wellendorf, principal executive officer.

(b)	Certification of John D. Chandler, principal financial officer.

Exhibit 32

(a)	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

(b)	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.