Form 10-Q
period 2009-03-31
MAGELLAN MIDSTREAM HOLDINGS LP
filed 2009-05-06
CIK 1246263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 5, 2009, there were 62,646,551 outstanding common units of Magellan Midstream Holdings, L.P., that trade on the New York Stock Exchange under the ticker symbol “MGG.”

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2009
Transportation and terminals revenues	$144,805	$155,020
Product sales revenues	201,718	57,716
Affiliate management fee revenue	183	190

Total revenues	346,706	212,926
Costs and expenses:
Operating	55,425	60,467
Product purchases	177,568	52,630
Depreciation and amortization	21,013	23,152
General and administrative	18,290	21,136

Total costs and expenses	272,296	157,385
Gain on assignment of supply agreement	26,492	—
Equity earnings	405	519

Operating profit	101,307	56,060
Interest expense	12,939	15,552
Interest income	(296)	(221)
Interest capitalized	(1,302)	(936)
Debt placement fee amortization	168	220
Other income	—	(82)

Income before provision for income taxes	89,798	41,527
Provision for income taxes	443	357

Net income	$89,355	$41,170

Allocation of net income:
Noncontrolling owners’ interests	$71,736	$29,148
Limited partners’ interest	18,024	12,022
General partner’s interest	(405)	—

Net income	$89,355	$41,170

Basic and diluted net income per limited partner unit	$0.29	$0.19

Weighted average number of limited partner units outstanding used for basic and diluted net income per unit calculation	62,654	62,668

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	December 31, 2008	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$37,912	$16,430
Accounts receivable (less allowance for doubtful accounts of $462 and $370 at December 31, 2008 and March 31, 2008, respectively)	37,517	42,055
Other accounts receivable	11,747	13,134
Affiliate accounts receivable	58	—
Inventory	47,734	65,825
Energy commodity derivative contracts	20,200	2,151
Reimbursable costs	8,176	11,767
Other current assets	7,297	10,840

Total current assets	170,641	162,202
Property, plant and equipment	2,890,672	2,934,694
Less: accumulated depreciation	529,356	550,318

Net property, plant and equipment	2,361,316	2,384,376
Equity investments	23,190	22,149
Long-term receivables	7,390	6,698
Goodwill	14,766	14,766
Other intangibles (less accumulated amortization of $8,290 and $8,761 at December 31, 2008 and March 31, 2009, respectively)	5,539	5,068
Debt placement costs (less accumulated amortization of $2,937 and $3,157 at December 31, 2008 and March 31, 2009, respectively)	7,649	7,429
Other noncurrent assets	10,217	8,913

Total assets	$2,600,708	$2,611,601

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$40,051	$42,995
Accrued payroll and benefits	21,884	15,883
Accrued interest payable	15,077	21,863
Accrued taxes other than income	20,151	18,448
Environmental liabilities	19,634	17,595
Deferred revenue	21,492	24,248
Accrued product purchases	23,874	40,229
Energy commodity derivatives deposit	18,994	—
Other current liabilities	19,128	20,862

Total current liabilities	200,285	202,123
Long-term debt	1,083,485	1,125,089
Long-term pension and benefits	31,787	33,891
Other deferred liabilities	8,853	7,819
Environmental liabilities	22,166	21,681
Commitments and contingencies
Owners’ equity:
Partners’ capital:
Common unitholders	68,063	47,026
Accumulated other comprehensive loss	(340)	(341)

Total partners’ capital	67,723	46,685
Non-controlling owners’ interests in consolidated subsidiaries	1,186,409	1,174,313

Total owners’ equity	1,254,132	1,220,998

Total liabilities and owners’ equity	$2,600,708	$2,611,601

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2008	2009
Operating Activities:
Net income	$89,355	$41,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	21,013	23,152
Debt placement fee amortization	168	220
Loss on sale and retirement of assets	103	1,253
Equity earnings	(405)	(519)
Distributions from equity investment	1,300	1,550
Equity-based incentive compensation expense	1,484	3,217
Amortization of prior service cost (credit) and actuarial loss	27	(15)
Gain on assignment of supply agreement	(26,492)	—
Changes in operating assets and liabilities:
Accounts receivable and other accounts receivable	8,485	(5,925)
Inventory	20,267	(18,091)
Energy commodity derivative contracts, net of margin deposits	—	(5,211)
Reimbursable costs	332	(3,591)
Accounts payable	(6,325)	3,245
Accrued payroll and benefits	(10,393)	(6,001)
Accrued interest payable	11,635	6,786
Accrued taxes other than income	(2,296)	(1,703)
Accrued product purchases	6,591	16,355
Supply agreement deposit	(18,500)	—
Current and noncurrent environmental liabilities	(38)	(2,524)
Other current and noncurrent assets and liabilities	(941)	7,368

Net cash provided by operating activities	95,370	60,736
Investing Activities:
Property, plant and equipment:
Additions to property, plant and equipment	(54,882)	(47,585)
Proceeds from sale of assets	909	—
Changes in accounts payable	(4,497)	(301)
Acquisitions of business	(12,010)	—

Net cash used by investing activities	(70,480)	(47,886)
Financing Activities:
Distributions paid	(63,119)	(70,027)
Net borrowings under revolver	33,500	42,000
Capital contributions by affiliate	1,637	—
Simplification of capital structure	—	(5,345)
Change in outstanding checks	3,252	2,490
Settlement of tax withholdings on long-term incentive compensation	—	(3,450)

Net cash used by financing activities	(24,730)	(34,332)

Change in cash and cash equivalents	160	(21,482)
Cash and cash equivalents at beginning of period	938	37,912

Cash and cash equivalents at end of period	$1,098	$16,430

Supplemental non-cash financing activity:
Issuance of MMP common units in settlement of MMP’s long-term incentive plan awards	$8,536	$1,943

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended March 31,
	2008	2009
Net income	$89,355	$41,170
Other comprehensive income:
Change in fair value of cash flow hedges	(6,706)	—
Amortization of net gain on cash flow hedges	(41)	(41)
Amortization of prior service cost (credit) and actuarial loss	27	(15)

Total other comprehensive loss	(6,720)	(56)

Comprehensive income	82,635	41,114
Comprehensive income attributable to non-controlling owners’ interest in consolidated subsidiaries	(65,149)	(29,093)

Comprehensive income attributable to partners’ capital	$17,486	$12,021

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

In December 2008, for a nominal amount, we acquired our general partner from MGG MH. Concurrent with that transaction, MGG MH distributed all of the 8.8 million common units that it held in us at that time to its equity owners. We did not issue additional common units or receive any proceeds as a result of these transactions. Our organizational structure at March 31, 2009 and that of our affiliate entities, as well as how we refer to these affiliates in our notes to consolidated financial statements, are provided below:

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

In the opinion of management, our accompanying consolidated financial statements, which are unaudited, include all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2009, and the results of operations and cash flows for the three months ended March 31, 2008 and 2009. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements in this report do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allocation of Net Income

For purposes of both calculating earnings per unit and determining the capital balances of the general partner and the limited partners, the allocation of net income to our general partner and the limited partners was as follows (in thousands):

	Three Months Ended March 31,
	2008	2009
Net income	$89,355	$41,170
Net income applicable to noncontrolling owner’s interests (a)	71,736	29,148

Net income applicable to limited partners and general partner	17,619	12,022

Allocation of net income applicable to limited partners and general partner:
Direct charges to the general partner:
Reimbursable general and administrative costs	408	—

Income applicable to limited partners and general partner before direct charges to general partner	18,027	12,022
General partner’s share of income (b)	0.0141%	0%

General partner’s allocated share of net income before direct charges	3	—
Direct charges to general partner	(408)	—

Net loss allocated to general partner	$(405)	$—

Net income applicable to limited partners and general partner	$17,619	$12,022
Less: net loss allocated to general partner	(405)	—

Net income allocated to limited partners	$18,024	$12,022

(a)	On January 1, 2009, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 160, Non-Controlling Interests in Consolidated Financial Statements. Under SFAS No. 160, non-controlling owners’ interest in income is no longer reported as a deduction in arriving at net income. Instead, net income is allocated between the non-controlling owners’ interest and the limited partner owners’ interest. As prescribed in the Statement, we retroactively applied SFAS No. 160 to the three months ended March 31, 2008.
(b)	In December 2008, we acquired our general partner from MGG MH and since that date our general partner has owned a non-economic general partner interest in us. Subsequent to that transaction, the general partner has not been allocated a portion of our net income.

3.	Owners’ Equity

The changes in owners’ equity for the three months ended March 31, 2008 and 2009 are provided in the tables below (in thousands).

	Partners’ Capital	Partners’ Accumulated Other Comprehensive Loss	Non-controlling Owners’ Interest	Total Owners’ Equity
Balance, January 1, 2008	$57,421	$(91)	$1,127,236	$1,184,566
Comprehensive income:
Net income	17,619	—	71,736	89,355
Change in fair value of cash flow hedges	—	(133)	(6,573)	(6,706)
Amortization of net gain on cash flow hedges	—	(1)	(40)	(41)
Amortization of prior service cost and net actuarial loss	—	1	26	27

Total comprehensive income	17,619	(133)	65,149	82,635
Affiliate capital contributions	1,637	—	—	1,637
Distributions	(19,235)	—	(43,884)	(63,119)
Equity method incentive compensation expense	1,139	—	—	1,139
Issuance of MMP common units in settlement of MMP’s long-term incentive plan awards	—	—	8,536	8,536
Other	(26)	—	25	(1)

Balance, March 31, 2008	$58,555	$(224)	$1,157,062	$1,215,393

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Partners’ Capital	Partners’ Accumulated Other Comprehensive Loss	Non-controlling Owners’ Interest	Total Owners’ Equity
Balance, January 1, 2009	$68,063	$(340)	$1,186,409	$1,254,132
Comprehensive income:
Net income	12,022	—	29,148	41,170
Amortization of net gain on cash flow hedges	—	(1)	(40)	(41)
Amortization of prior service credit and net actuarial loss	—	—	(15)	(15)

Total comprehensive income	12,022	(1)	29,093	41,114
Distributions	(22,490)	—	(47,537)	(70,027)
Equity method incentive compensation expense	2,635	—	—	2,635
Simplification of capital structure	(5,338)	—	—	(5,338)
Issuance of MMP common units in settlement of MMP’s long-term incentive plan awards	(4,406)	—	6,349	1,943
Settlement of tax withholdings on long-term incentive compensation	(3,450)	—	—	(3,450)
Other	(10)	—	(1)	(11)

Balance, March 31, 2009	$47,026	$(341)	$1,174,313	$1,220,998

4.	Segment Disclosures

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

We believe that investors benefit from having access to the same financial measures used by management. Operating margin, which is presented in the tables below, is an important measure used by management to evaluate the economic performance of MMP’s core operations. This measure forms the basis of MMP’s internal financial reporting and is used by its management in deciding how to allocate capital resources between segments. Operating margin is not a GAAP measure but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the tables below. Operating profit includes expense items, such as depreciation and amortization and general and administrative (“G&A”) costs, that management does not consider when evaluating the core profitability of MMP’s operations.

	Three Months Ended March 31, 2008
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$106,536	$33,601	$5,420	$(752)	$144,805
Product sales revenues	192,897	8,821	—	—	201,718
Affiliate management fee revenue	183	—	—	—	183

Total revenues	299,616	42,422	5,420	(752)	346,706
Operating expenses	42,126	12,499	2,251	(1,451)	55,425
Product purchases	174,621	3,077	—	(130)	177,568
Equity earnings	(405)	—	—	—	(405)
Gain on assignment of supply agreement	(26,492)	—	—	—	(26,492)

Operating margin	109,766	26,846	3,169	829	140,610
Depreciation and amortization expense	13,451	6,454	279	829	21,013
G&A expenses	13,149	4,207	934	—	18,290

Operating profit	$83,166	$16,185	$1,956	$—	$101,307

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2009
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$114,901	$38,153	$3,229	$(1,263)	$155,020
Product sales revenues	54,232	3,484	—	—	57,716
Affiliate management fee revenue	190	—	—	—	190

Total revenues	169,323	41,637	3,229	(1,263)	212,926
Operating expenses	43,747	15,337	3,113	(1,730)	60,467
Product purchases	51,588	1,536	—	(494)	52,630
Equity earnings	(519)	—	—	—	(519)

Operating margin	74,507	24,764	116	961	100,348
Depreciation and amortization expense	14,345	7,494	352	961	23,152
G&A expenses	15,337	5,179	620	—	21,136

Operating profit (loss)	$44,825	$12,091	$(856)	$—	$56,060

5.	Related Party Disclosures

Affiliate Entity Transactions

MMP owns a 50% interest in a crude oil pipeline company and is paid a management fee for its operation. During each of the three months ended March 31, 2008 and 2009, MMP received operating fees from this pipeline company of $0.2 million, which was reported as affiliate management fee revenue.

The following table summarizes costs and expenses that until December 2008 were reflected in the accompanying consolidated statements of income as affiliate costs and expenses (in thousands):

Three Months Ended March 31, 2008
MGG GP - allocated operating expenses	$20,920
MGG GP - allocated G&A expenses	$12,067

Under a services agreement between MMP and MGG GP, we and MMP reimburse MGG GP for the costs of employees necessary to conduct our operations and administrative functions. The payroll and benefits accruals associated with this agreement at December 31, 2008 and March 31, 2009 were $21.9 million and $15.9 million, respectively. The long-term pension and benefits accruals associated with this agreement at December 31, 2008 and March 31, 2009 were $31.8 million and $33.9 million, respectively. We and MMP settle our respective payroll, payroll-related expenses and non-pension postretirement benefit costs with MGG GP on a monthly basis. MMP funds its long-term affiliate pension liabilities through payments to MGG GP when MGG GP makes contributions to its pension funds.

We have historically reimbursed MMP for G&A expenses (excluding equity-based compensation) in excess of a G&A cap. The amount of G&A costs required to be reimbursed to MMP under this agreement was $0.4 million for the three months ended March 31, 2008. We have not made and will not make any reimbursements to MMP under this agreement for excess G&A costs for 2009 and beyond.

Other Related Party Transactions

One of MMP GP’s former independent board members, John P. DesBarres, served as a board member for American Electric Power Company, Inc. (“AEP”) of Columbus, Ohio until December 2008. For the three months ended March 31, 2008, MMP’s operating expenses included $0.6 million of power costs incurred with Public Service Company of Oklahoma (“PSO”), which is a subsidiary of AEP.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, MMP GP receives approximately 50%, including its approximate 2% general partner interest, of any incremental cash distributed per MMP limited partner unit. Since we own MMP GP, we benefit from these distributions. In first quarter 2008 and 2009, distributions paid to MMP GP by MMP based on MMP GP’s general partner interest and incentive distribution rights totaled $19.9 million and $23.5 million, respectively. Until December 3, 2008, the executive officers of our general partner collectively owned a direct interest in MGG MH of approximately 4% (MGG MH owned our general partner until December 3, 2008). The executive officers of our general partner, through their ownership in MGG MH, indirectly benefited from MMP’s distributions and directly benefited from our distributions. As of March 31, 2009, the executive officers of our general partner own less than 1% of our common units.

6.	Inventory

Inventory at December 31, 2008 and March 31, 2009 was as follows (in thousands):

	2008	2009
Refined petroleum products	$20,917	$22,484
Transmix	13,099	21,101
Natural gas liquids	7,534	14,472
Additives	6,184	7,768

Total inventory	$47,734	$65,825

7.	Employee Benefit Plans

MGG GP sponsors two pension plans for certain union employees, a pension plan for certain non-union employees, a postretirement benefit plan for selected employees and a defined contribution plan. The following table presents our consolidated net periodic benefit costs related to the pension plans and other postretirement benefit plan during the three months ended March 31, 2008 and 2009 (in thousands):

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2009
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of net periodic benefit costs:
Service cost	$1,413	$141	$1,389	$116
Interest cost	654	278	784	279
Expected return on plan assets	(619)	—	(686)	—
Amortization of prior service cost (credit)	77	(214)	77	(213)
Amortization of actuarial loss	16	148	57	64

Net periodic benefit cost	$1,541	$353	$1,621	$246

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Debt

Consolidated debt at December 31, 2008 and March 31, 2009 was as follows (in thousands):

	December 31, 2008	March 31, 2009	Weighted-Average Interest Rate at March 31, 2009 (1)
Revolving credit facility	$70,000	$112,000	1.0%
6.45% Notes due 2014	249,681	249,693	6.3%
5.65% Notes due 2016	253,328	253,220	5.7%
6.40% Notes due 2018	261,555	261,251	5.9%
6.40% Notes due 2037	248,921	248,925	6.3%

Total debt	$1,083,485	$1,125,089

(1)        Weighted-average interest rate includes the impact of the amortization of discounts and gains and losses realized on various cash flow hedges (see Note 9—Derivative Financial Instruments for detailed information regarding the amortization of these gains and losses).

Magellan Midstream Holdings, L.P. Debt:

Working Capital Loan. During 2008 and the first quarter of 2009, we had a $5.0 million revolving credit facility with MGG MH as the lender. There were no borrowings under this facility at any time during 2008 or the first quarter of 2009. The current facility matured on March 31, 2009. We paid a commitment fee to MGG MH on the unused portion of the working capital facility of 0.3%. Management is currently negotiating the terms of a replacement facility with an independent financial institution.

MMP Debt:

MMP’s debt is non-recourse to its general partner and to us.

Revolving Credit Facility. The total borrowing capacity under MMP’s revolving credit facility, which matures in September 2012, is $550.0 million. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.3% to 0.8% based on MMP’s credit ratings and amounts outstanding under the facility. Additionally, a commitment fee is assessed at a rate from 0.05% to 0.125%, depending on MMP’s credit ratings. Borrowings under this facility are used primarily for general purposes, including capital expenditures. As of March 31, 2009, $112.0 million was outstanding under this facility, and $3.9 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on MMP’s consolidated balance sheets.

6.45% Notes due 2014. In May 2004, MMP sold $250.0 million aggregate principal of 6.45% notes due 2014 in an underwritten public offering. The notes were issued for the discounted price of 99.8%, or $249.5 million, and the discount is being accreted over the life of the notes.

5.65% Notes due 2016. In October 2004, MMP issued $250.0 million of 5.65% notes due 2016 in an underwritten public offering. The notes were issued for the discounted price of 99.9%, or $249.7 million, and the discount is being accreted over the life of the notes. The outstanding principal amount of the notes was increased by $3.5 million and $3.4 million at December 31, 2008 and March 31, 2009, respectively, for the unamortized portion of a gain realized upon termination of a related interest rate swap (see Note 9—Derivative Financial Instruments).

6.40% Notes due 2018. In July 2008, MMP issued $250.0 million of 6.40% notes due 2018 in an underwritten public offering. The outstanding principal amount of the notes was increased by $11.7 million and $11.3 million at December 31, 2008 and March 31, 2009, respectively, for the unamortized portion of gains realized upon termination or discontinuation of hedge accounting treatment of associated interest rate swaps (see Note 9—Derivative Financial Instruments).

6.40% Notes due 2037. In April 2007, MMP issued $250.0 million of 6.40% notes due 2037 in an underwritten public offering. The notes were issued for the discounted price of 99.6%, or $248.9 million, and the discount is being accreted over the life of the notes.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Derivative Financial Instruments

Commodity Derivatives

MMP’s petroleum products blending activities generate gasoline products and MMP can estimate the timing and quantities of sales of these products. MMP uses forward sales contracts to lock in forward sales prices and most of the gross margins realized from our blending activities related to these contracts. MMP accounts for these forward sales contracts as normal sales.

In addition to forward sales contracts, MMP uses New York Mercantile Exchange (“NYMEX”) contracts to lock in forward sales prices. Although these NYMEX contracts represent an economic hedge against price changes on the petroleum products MMP expects to sell in the future, they do not qualify as normal sales or for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended); therefore, MMP recognizes the change in fair value of these contracts currently in earnings. During first quarter 2009, MMP closed its positions on NYMEX contracts associated with the sale of 0.6 million barrels of gasoline and realized total gains of $14.8 million, a majority of which was recorded to earnings in the third and fourth quarters of 2008 through mark-to-market valuations of these contracts. At March 31, 2009, the fair value of MMP’s open NYMEX contracts, representing 0.8 million barrels of petroleum products, was a net gain of $1.8 million, of which $2.1 million was recorded as energy commodity derivative contracts and $(0.3) million was recorded as other current liabilities on our consolidated balance sheet. These open NYMEX contracts mature between April 2009 and December 2009. At March 31, 2009, MMP had made deposits of $4.3 million in margin cash for these contracts, which was included in other current assets on our consolidated balance sheet.

Interest Rate Derivatives

MMP uses interest rate derivatives to help manage interest rate risk. As of March 31, 2009, MMP had two offsetting interest rate swap agreements outstanding:

•

In July 2008, MMP entered into a $50.0 million interest rate swap agreement (“Derivative A”) to hedge against changes in the fair value of a portion of the $250.0 million of 6.40% notes due 2018. Derivative A effectively converted $50.0 million of those notes from a 6.40% fixed rate to a floating rate of six-month LIBOR plus 1.83%. Derivative A terminates in July 2018. MMP originally accounted for Derivative A as a fair value hedge. On December 8, 2008, in order to capture the economic value of Derivative A at that time, MMP entered into an offsetting derivative, as described below, and discontinued hedge accounting. The $5.4 million fair value of Derivative A at that time was recorded as an adjustment to long-term debt which is being amortized over the remaining life of the 6.40% fixed-rate notes due 2018. For the three months ended March 31, 2009, a loss of $0.8 million was recorded to other income on our consolidated statement of income resulting from the change in fair value of Derivative A.

•

In December 2008, concurrent with the discontinuance of hedge accounting for Derivative A, MMP entered into an offsetting $50.0 million interest rate swap agreement with a different financial institution pursuant to which it pays a fixed rate of 6.40% and receives a floating rate of six-month LIBOR plus 3.23%. This agreement terminates in July 2018. MMP entered into this agreement to offset changes in the fair value of Derivative A, excluding changes due to changes in counterparty credit risks. MMP did not designate this agreement as a hedge for accounting purposes. For the three months ended March 31, 2009, a gain of $0.9 million was recorded to other income on our consolidated statement of income resulting from the change in fair value of this agreement.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the current impact of MMP’s historical derivative activity on accumulated other comprehensive loss (“AOCL”) as of and for the three months ended March 31, 2008 and 2009 (in thousands):

		Effective Portion of Gains
		As of March 31, 2008	Three Months Ended March 31, 2008	As of March 31, 2009	Three Months Ended March 31, 2009
Hedge	Total Gain (Loss) Realized on Settlement of Hedge	Unamortized Amount Recognized in AOCL	Amount Reclassified to Interest Expense from AOCL	Unamortized Amount Recognized in AOCL	Amount Reclassified to Interest Expense from AOCL
Cash flow hedges (date executed):
Interest rate swaps 6.40% Notes (April 2007)	$5,255	$5,088	$(44)	$4,913	$(44)
Interest rate swaps 5.65% Notes (October 2004)	(6,279)	(4,469)	131	(3,946)	131
Interest rate swaps and treasury lock 6.45% Notes (May 2004)	5,119	3,157	(128)	2,645	(128)

Total cash flow hedges		$3,776	$(41)	$3,612	$(41)

There was no ineffectiveness recognized on the financial instruments disclosed in the above tables during the three months ended March 31, 2008 and 2009. As of March 31, 2009, the net gain estimated to be reclassified to interest expense over the next twelve months from AOCI is less than $0.1 million.

The changes in derivative gains (losses) included in AOCL for the three months ended March 31, 2008 and 2009 are as follows (in thousands):

	Three Months Ended March 31,
Derivative Gains (Losses) Included in AOCL	2008	2009
Beginning balance	$3,817	$3,653
Change in fair value of cash flow hedges	(6,706)	—
Amortization of net gain on cash flow hedges	(41)	(41)

Ending balance	$(2,930)	$3,612

The following is a summary of the current impact of MMP’s historical derivative activity on long-term debt resulting from the termination of or the discontinuance of hedge accounting treatment of its fair value hedges as of and for the three months ended March 31, 2009 (in thousands):

		As of March 31, 2009	Three Months Ended March 31, 2009
Hedge	Total Gain Realized	Unamortized Amount Recorded in Long-term Debt	Amount Reclassified to Interest Expense from Long-term Debt
Fair value hedges (date executed):
Interest rate swaps 6.40% Notes (July 2008)	$11,652	$11,270	$(304)
Interest rate swap 5.65% Notes (October 2004)	3,830	3,434	(114)

Total fair value hedges		$14,704	$(418)

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the effect of derivatives accounted for under SFAS No. 133 that are not designated as hedging instruments on our consolidated statement of income for the three months ended March 31, 2009 (in thousands):

Derivative Instrument	Location of Gain (Loss) Recognized on Derivative	Amount of Gain (Loss) Recognized on Derivative
Interest rate swap agreements	Other income	$82
NYMEX commodity contracts	Product sales revenues	(3,537)

Total		$(3,455)

The following is a summary of the fair value of derivatives accounted for under SFAS No. 133 that are not designated as hedging instruments as of March 31, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements, current portion	Other current assets	$333	Other current liabilities	$178
Interest rate swap agreements, noncurrent portion	Other noncurrent assets	6,031	Other deferred liabilities	677
NYMEX commodity contracts	Energy commodity derivative contracts	2,151	Other current liabilities	334

Total		$8,515		$1,189

Fair Value Measurements

The following tables summarize the fair value measurements of MMP’s NYMEX commodity contracts and interest rate swap agreements as of December 31, 2008 and March 31, 2009, based on the three levels established by SFAS No. 157, Fair Value Measurements (in thousands):

		Asset Fair Value Measurements as of December 31, 2008 using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
NYMEX commodity contracts	$20,200	$20,200	$—	$—
Interest rate swap agreements (date executed):
$50.0 million (July 2008)	7,542	—	7,542	—
$50.0 million (December 2008)	(1,770)	—	(1,770)	—

		Asset Fair Value Measurements as of March 31, 2009 using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
NYMEX commodity contracts:
Asset derivatives	$2,151	$2,151	—	—
Liability derivatives	(334)	(334)	—	—
Interest rate swap agreements (date executed):
$50.0 million (July 2008)	6,364	—	6,364	—
$50.0 million (December 2008)	(855)	—	(855)	—

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Commitments and Contingencies

Environmental Liabilities. Liabilities recognized for estimated environmental costs were $41.8 million and $39.3 million at December 31, 2008 and March 31, 2009, respectively. Environmental liabilities have been classified as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental liabilities will be paid over the next ten years. Environmental expenses recognized as a result of changes in MMP’s environmental liabilities are included in operating expenses on our consolidated statements of income. Environmental expense was $2.8 million and $1.3 million for the three months ended March 31, 2008 and 2009, respectively.

MMP’s environmental liabilities include, among other items, accruals for an ammonia environmental protection agency (“EPA”) issue. In February 2007, MMP received notice from the Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Clean Air Act (“the Act”) with respect to two releases of anhydrous ammonia from MMP’s ammonia pipeline system that was operated by a third party at the time of the releases. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of MMP’s ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million for which the third-party operator has requested indemnification. In March 2007, MMP also received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator has subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. The DOJ stated in its notice to us that it does not expect MMP or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for these matters based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and the third-party operator regarding these two releases. Adjustments to MMP’s recorded liability, which could occur in the near term, could be material to MMP’s and our results of operations and cash flows.

Environmental Receivables. Receivables from insurance carriers related to environmental matters were $4.5 million and $3.9 million at December 31, 2008 and March 31, 2009, respectively.

Unrecognized Product Gains. MMP’s petroleum products terminals operations generate product overages and shortages that result from metering inaccuracies, product evaporation or expansion, product releases and product contamination. Most of the contracts MMP has with its customers state that MMP bears the risk of loss (or gain) from these conditions. When MMP’s petroleum products terminals experience net product shortages, it recognizes expense for those losses in the periods in which they occur. When MMP’s petroleum products terminals experience net product overages, it has product on hand for which it has no cost basis. Therefore, these net overages are not recognized in MMP’s financial statements until the associated barrels are either sold or used to offset product losses. The net unrecognized product overages for MMP’s petroleum products terminals operations had a market value of approximately $3.3 million as of March 31, 2009. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

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

11.	Long-Term Incentive Plan

Plan Description

Our general partner approved a long-term incentive plan for independent directors of our general partner and employees that perform services for us and our general partner. The long-term incentive plan primarily consists of phantom units. Our general partner’s board of directors administers the long-term incentive plan. The long-term incentive plan permits the grant of awards covering an aggregate of 150,000 of our limited partner units. The units available under the long-term incentive plan at March 31, 2009 total 120,831.

MMP also has a long-term incentive plan (“LTIP”) for certain of MGG GP employees who perform services for MMP and for directors of its general partner. The LTIP primarily consists of MMP phantom units and permits the grant of awards covering an

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

aggregate of 3.2 million MMP limited partner units. The remaining units available under the LTIP at March 31, 2009 total 1.3 million. The compensation committee of MMP’s general partner’s board of directors (the “MMP Compensation Committee”) administers the LTIP and has approved the unit awards discussed below:

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

In January 2009, MMP settled the cumulative amounts of the remaining 2006 and March 2007 award grants by issuing 209,321 MMP limited partner units and distributing those units to the participants. The difference between the MMP limited partner units issued to the participants and the total units accrued for represented the minimum tax withholdings associated with this award settlement. MMP paid associated tax withholdings and employer taxes totaling $4.0 million in January 2009.

Performance-Based Unit Awards

The incentive awards discussed below are subject to forfeiture if employment is terminated for any reason other than retirement, death or disability prior to the vesting date. If an award recipient retires, dies or becomes disabled prior to the end of the vesting period, the recipient’s award grant is prorated based upon the completed months of employment during the vesting period and the award is settled at the end of the vesting period. MMP’s agreement with the LTIP participants requires the LTIP awards described below to be paid out in MMP common limited partner units in us. The award grants do not have an early vesting feature except under certain circumstances following a change in control of MMP’s general partner.

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

For each of the award grants listed below, the payout calculation for 80% of the unit awards will be based solely on the attainment of a financial metric established by the MMP Compensation Committee. This portion of the award grants has been accounted for as equity. The payout calculation for the remaining 20% of the unit awards will be based on both the attainment of a financial metric and the individual employee’s personal performance as determined by the MMP Compensation Committee. This portion of the award grants has been accounted for as a liability.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes the performance based unit awards granted by the MMP Compensation Committee that have not vested as of March 31, 2009. There was no impact to MMP’s or our cash flows associated with these award grants for the periods presented in this report.

Grant Date	Unit Awards Granted	Estimated Forfeitures	Adjustment to Unit Awards in Anticipation of Achieving Above/ (Below) Target Financial Results	Total Unit Award Accrual	Vesting Date	Unrecognized Compensation Expense (Millions) (1)	Intrinsic Value of Unvested Awards at March 31, 2009 (Millions)
2007 awards:
Tranche 1:	53,230	1,597	51,633	103,266	12/31/09	$0.8	$3.0
Tranche 2:	53,230	1,597	(40,430)	11,203	12/31/09	0.1	0.3
Tranche 3:	53,230	1,597	21,535	73,168	12/31/09	1.7	2.1
2008 awards	189,832	5,695	—	184,137	12/31/10	2.9	5.4
2009 awards	275,194	8,257	—	266,937	12/31/11	4.9	7.8

Total	624,716	18,743	32,738	638,711		$10.4	$18.6

(1)	Unrecognized compensation expense will be recognized over the remaining vesting periods of the awards.

The unit awards approved during 2007 are broken into three equal tranches, with each tranche vesting on December 31, 2009. MMP began accruing for Tranche 1 in the first quarter of 2007, Tranche 2 in the first quarter of 2008 and Tranche 3 in the first quarter of 2009, when the MMP Compensation Committee established the financial metric associated with each respective tranche. The unit awards allocated to each tranche are expensed over their respective vesting periods. As of March 31, 2009, the accruals for the payout of Tranches 1, 2 and 3 was 200%, 22% and 142%, respectively.

At its February 2009 meeting, the MMP Compensation Committee adjusted the threshold, target and stretch performance levels for the 2008 awards to reflect the downturn in the economic environment in which MMP now operates. The MMP Compensation Committee felt that the modifications were necessary to ensure that the motivational and retention features of the awards remain potent in the current economic environment and maintain the link necessary to encourage MMP’s key employees to maximize MMP’s long-term financial results. At December 31, 2008, the accrual for the payout of the 2008 awards was 30%. As a result of the adjustment made by the MMP Compensation Committee to the 2008 performance metric, the accrual for the payout of the adjusted 2008 unit awards at March 31, 2009 was 100%.

Retention Awards

The retention awards below are subject to forfeiture if employment is terminated or the employee resigns from their current position for any reason prior to the applicable vesting date. The award grants do not have an early vesting feature. The award grants listed below have been accounted for as equity.

Grant Date	Unit Awards Granted	Estimated Forfeitures	Total Unit Award Accrual	Vesting Date	Unrecognized Compensation Expense (Millions) (1)	Intrinsic Value of Unvested Awards at March 31, 2009 (Millions)
Various	14,248	428	13,820	12/31/10	$0.3	$0.4
Various	41,688	1,876	39,812	12/31/11	0.7	1.2

	55,936	2,304	53,632		$1.0	$1.6

(1)	Unrecognized compensation expense will be recognized over the remaining vesting periods of the awards.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Unit Awards

	2007 Awards	2008 Awards	2009 Awards	Retention Awards
Weighted-average per unit grant date fair value of equity awards (a)	$32.20	$27.77	$19.60	$24.08
March 31, 2009 per unit fair value of liability awards (b)	$27.24	$24.39	$21.43	n/a

(a)        Except for the retention awards, approximately 80% of the unit awards are accounted for as equity. Fair value is calculated as MMP’s unit price on the grant date less the present value of estimated cash distributions during the vesting period.

(b)        Approximately 20% of the unit awards are accounted for as liabilities. Fair value is calculated as MMP’s unit price at the end of each accounting period less the present value of estimated cash distributions during the remaining portion of the vesting period.

Compensation Expense Summary

MMP’s equity-based incentive compensation expense is summarized as follows (in thousands):

	Three Months Ended
	March 31, 2008			March 31, 2009
	Equity Method	Liability Method	Total	Equity Method	Liability Method	Total
2005 awards	$—	$26	$26	$—	$—	$—
2006 awards	475	175	650	—	—	—
2007 awards	376	80	456	934	195	1,129
2008 awards	268	64	332	1,256	292	1,548
2009 awards	—	—	—	349	95	444
Retention awards	20		20	96	—	96

Total	$1,139	$345	$1,484	$2,635	$582	$3,217

12.	Distributions

Distributions paid by MMP during 2008 and 2009 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Common Units	General Partner	Total Cash Distribution
02/14/08	$0.6575	$43,884	$19,909	$63,793
05/15/08	0.6725	44,885	20,910	65,795
08/14/08	0.6875	45,886	21,911	67,797
11/14/08	0.7025	46,887	22,912	69,799

Total	$2.7200	$181,542	$85,642	$267,184

02/13/09	$0.7100	$47,537	$23,478	$71,015
05/15/09(a)	0.7100	47,537	23,478	71,015

Total	$1.4200	$95,074	$46,956	$142,030

(a) Magellan GP, LLC declared this cash distribution in April 2009 to be paid on May 15, 2009 to unitholders of record at the close of business on May 5, 2009.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distributions we made during 2008 and 2009 were as follows (in thousands, except per unit amounts):

Payment Date	Distribution Amount	Common Units	General Partner	Total Cash Distribution
02/14/08	$0.3070	$19,232	$3	$19,235
05/15/08	0.3225	20,204	3	20,207
08/14/08	0.3375	21,143	3	21,146
11/14/08	0.3540	22,177	3	22,180

Total	$1.3210	$82,756	$12	$82,768

02/13/09	$0.3590	$22,490	$—	$22,490
05/15/09 (a)	0.3590	22,490	—	22,490

Total	$0.7180	$44,980	$—	$44,980

(a) MGG GP declared this cash distribution in April 2009 to be paid on May 15, 2009, to unitholders of record at the close of business on May 5, 2009.

Total distributions paid to outside and affiliate owners by us and MMP are determined as follows (in thousands):

	Three Months Ended March 31,
	2008	2009
Cash distributions paid by MMP	$63,793	$71,015
Less distributions paid by MMP to its general partner	19,909	23,478

Distributions paid by MMP to outside owners	43,884	47,537
Cash distributions paid by us	19,235	22,490

Total distributions	$63,119	$70,027

13.	Assignment of Supply Agreement

As part of MMP’s acquisition of a pipeline system in October 2004, MMP assumed a third-party supply agreement. Under this agreement, MMP was obligated to supply petroleum products to one of its customers until 2018. At the time of this acquisition, MMP believed that the profits it would receive from the supply agreement were below the fair value of its tariff-based shipments on this pipeline and established a liability for the expected shortfall. On March 1, 2008, MMP assigned this supply agreement and sold related inventory of $47.6 million to a third-party entity. Further, MMP returned its former customer’s cash deposit, which was $16.5 million at the time of the assignment. During first quarter 2008, MMP obtained a full release from the supply customer; therefore, MMP had no future obligation to perform under this supply agreement, even in the event the third-party assignee was unable to perform its obligations under the agreement. As a result, MMP wrote off the unamortized amount of the liability and recognized a gain of $26.5 million.

14.	Simplification Agreement

In March 2009, we and our general partner and MMP and its general partner entered into an Agreement Relating to Simplification of Capital Structure (the “Simplification Agreement”). Pursuant to the Simplification Agreement, we will amend and restate our existing partnership agreement to provide for the transformation of the incentive distribution rights and approximate 2% general partner interest owned by MMP GP, MMP’s general partner, into common units in MMP and a non-economic general partner interest (the “transformation”). Once the transformation is complete, MMP GP, our wholly-owned subsidiary, will distribute the common units in MMP that it receives in the transformation to us (the “unit distribution”). Once the transformation and unit distribution are complete, pursuant to a Contribution and Assumption Agreement among us, MGG MH (our general partner), MMP and MMP GP (MGG’s general partner): (i) we will contribute 100% of our member interests in our general partner to MMP’s general partner; (ii) we will contribute 100% of the member interests in MMP’s general partner to MMP; (iii) we will contribute to MMP all of our cash and assets, other than the common units in MMP we receives in the unit distribution; and (iv) MMP will assume all of our

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liabilities (collectively, the “contributions”). Once the transformation, unit distribution and contributions are complete, pursuant to the Simplification Agreement, we will dissolve and wind-up and distribute the common units in MMP we receives in the unit distribution to our unitholders (the “redistribution”).

Pursuant to the Simplification Agreement, we will receive approximately 39.6 million of MMP common units in the transformation and unit distribution and each of our unitholders will receive 0.6325 of MMP’s common units in the redistribution for each of our common units. MMP’s unitholders will continue to own their existing common units.

Currently, MMP is a consolidated subsidiary of ours. We control and operate MMP through our 100% ownership interest in MMP’s general partner. Assuming the simplification of the capital structure as described above is approved by both our and MMP’s unitholders, our general partner and MMP’s general partner will legally become wholly-owned subsidiaries of MMP and we will be dissolved. For accounting purposes, however, we will be considered the accounting acquirer of our non-controlling interest. Therefore, in accordance with SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements, the changes in our ownership interest of will be accounted for as an equity transaction and no gain or loss will be recognized as a result of the simplification of the capital structure.

MMP GP will continue to manage MMP after the simplification and MMP’s management team will continue in their respective roles. Additionally, the three independent members of our general partner’s board of directors will join the board of directors of MMP’s general partner following completion of the simplification.

The terms of the Simplification Agreement were unanimously approved by the conflicts committee of the board of directors of our general partner and MMP’s general partner. Each conflicts committee is comprised solely of independent directors and was previously delegated authority by the board of directors to negotiate and authorize the terms of the simplification. The other member of our general partner’s board of directors, Patrick C. Eilers, also serves as an independent member of MMP’s general partner’s board of directors.

We incurred $5.4 million of costs (including $2.9 million incurred by MMP) associated with the simplification of our capital structure during the current quarter. In accordance with SFAS No. 160, we charged these costs directly to equity. This amount ($5.4 million) was reported under the caption “Simplification of capital structure” in the financing activities section of our consolidated statements of cash flows.

15.	Reimbursable Costs

The reimbursable costs reported as current assets on our consolidated balance sheets were $8.2 million and $11.8 million at December 31, 2008 and March 31, 2009, respectively. These balances primarily represent costs we have incurred related to claims we have not yet filed with our insurance carriers but for which we expect to be reimbursed.

16.	Subsequent Events

In April 2009, MMP GP declared a quarterly distribution of $0.71 per MMP unit to be paid on May 15, 2009, to MMP unitholders of record at the close of business on May 5, 2009, which will result in distribution payments to the MMP limited partners and MMP GP of $47.5 million and $23.5 million, respectively. We will receive approximately $23.5 million of that distribution as a result of our ownership interest in MMP GP, which owns a general partner interest and the incentive distribution rights in MMP (see Note 12—Distributions for details).

In April 2009, our general partner declared a quarterly distribution of $0.359 per unit to be paid on May 15, 2009, to unitholders of record at the close of business on May 5, 2009. The total cash distributions to be paid are $22.5 million (see Note 12—Distributions for details).

On April 23, 2009, we held our annual unitholder meeting. Proxy statements were mailed in advance to record holders as of February 24, 2009. Our unitholders elected Patrick C. Eilers to serve as a member of our general partner’s board of directors until our 2012 annual meeting. No other matters requiring a unitholder vote were presented.

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

Since we own and control MMP GP, we reflect our ownership interest in MMP on a consolidated basis. The publicly held limited partner interests in MMP are allocated a portion of our net income as reflected in the allocation of net income section in our results of operations. We currently have no separate operating activities apart from those conducted by MMP, and our operating cash flows are derived solely from cash distributions from MMP.

Our consolidated financial statements are similar to MMP’s. Accordingly, the following discussion of our financial position and results of operations primarily reflects the operating activities and results of operations of MMP. Please read this discussion and analysis in conjunction with: (i) our accompanying interim consolidated financial statements and related notes and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Developments

Simplification Agreement. In March 2009, we and our general partner and MMP and its general partner entered into an Agreement Relating to Simplification of Capital Structure (the “Simplification Agreement”). Pursuant to the Simplification Agreement, MMP will amend and restate its existing partnership agreement to provide for the transformation of the incentive distribution rights and approximate 2% general partner interest owned by MMP GP, its general partner, into MMP common units and a non-economic general partner interest (the “transformation”). Once the transformation is complete, MMP GP, our wholly-owned subsidiary, will distribute the MMP common units it receives in the transformation to us (the “unit distribution”). Once the transformation and unit distribution are complete, pursuant to a Contribution and Assumption Agreement among us, Magellan Midstream Holdings GP, LLC (our general partner), MMP and MMP GP (MMP’s general partner): (i) we will contribute 100% of our member interests in our general partner to MMP’s general partner; (ii) we will contribute 100% of the member interests in MMP’s general partner to MMP; (iii) we will contribute to MMP all of our cash and assets, other than the MMP common units we receive in the unit distribution; and (iv) MMP will assume all of our liabilities (collectively, the “contributions”). Once the transformation, unit distribution and contributions are complete, pursuant to the Simplification Agreement, we will dissolve and wind-up and distribute the MMP common units we receive in the distribution to our unitholders (the “redistribution”).

Pursuant to the Simplification Agreement, we will receive approximately 39.6 million MMP common units in the transformation and unit distribution and each of our unitholders will receive 0.6325 MMP common units in the redistribution for each of our common units. MMP unitholders will continue to own their existing MMP common units.

Currently, MMP is a consolidated subsidiary of ours. We control and operate MMP through our 100% ownership interest in its general partner. Assuming the simplification of the capital structure as described above is approved by both our and MMP’s unitholders, our general partner and MMP’s general partner will legally become wholly-owned subsidiaries of MMP and we will be dissolved. For accounting purposes, however, we will be considered the accounting acquirer of our non-controlling interest. Therefore, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 160, Non-Controlling Interests in Consolidated Financial Statements, the changes in our ownership interest of MMP will be accounted for as an equity transaction and no gain or loss will be recognized as a result of the simplification of the capital structure.

MMP’s general partner will continue to manage MMP after the simplification and its management team will continue in their respective roles. Additionally, the three independent members of our general partner’s board of directors will join the board of directors of MMP’s general partner following completion of the simplification. The other member of our general partner’s board of directors, Patrick C. Eilers, also serves as an independent member of MMP’s general partner’s board of directors.

The terms of the Simplification Agreement were unanimously approved by the conflicts committee of the board of directors of our general partner and MMP’s general partner. Each conflicts committee is comprised solely of independent directors and was previously delegated authority by the board of directors to negotiate and authorize the terms of the simplification.

The simplification is expected to be consummated in the third quarter of 2009, subject to customary closing conditions including majority approval of our and MMP’s unitholders.

We and MMP have filed a joint proxy statement/prospectus and other documents with the Securities and Exchange Commission (“SEC”) in relation to the simplification. Investors and security holders are urged to read these documents carefully because they contain important information regarding us, MMP and the simplification. A definitive joint proxy statement/prospectus is being sent to unitholders of us and MMP seeking their approvals as contemplated by the simplification agreement. Investors and security holders may obtain a free copy of the joint proxy statement/prospectus and other documents containing information about us and MMP, without charge, at the SEC’s website at www.sec.gov. Copies of the joint proxy statement/prospectus and the SEC filings incorporated by reference in the joint proxy statement/prospectus may also be obtained free of charge by contacting investor relations at (918) 574-7650, or by accessing www.magellanlp.com or www.mgglp.com.

We, MMP and the officers and directors of the general partner of each partnership may be deemed to be participants in the solicitation of proxies from their security holders. Information about these persons can be found in the annual report and proxy statement for each partnership as filed with the SEC, and additional information about such persons may be obtained from the joint proxy statement/prospectus.

This communication shall not constitute an offer to sell or the solicitation of an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

Unitholder vote results. On April 23, 2009, we held our annual unitholder meeting. Proxy statements were mailed in advance to record holders as of February 24, 2009. Our unitholders elected Patrick C. Eilers to serve as a member of our general partner’s board of directors until our 2012 annual meeting. No other matters requiring a unitholder vote were presented.

Cash distribution. During April 2009, the board of directors of our general partner declared a quarterly cash distribution of $0.359 per unit for the period of January 1 through March 31, 2009. This quarterly cash distribution will be paid on May 15, 2009 to unitholders of record on May 5, 2009.

Overview of MMP

MMP’s three operating segments include its:

•	petroleum products pipeline system, which is primarily comprised of an approximately 8,700-mile petroleum products pipeline system, including 49 terminals;

•	petroleum products terminals, which principally includes seven marine terminal facilities and 27 inland terminals; and

•	ammonia pipeline system, representing an 1,100-mile ammonia pipeline and six associated terminals.

Results of Operations

The results of our operations discussed below principally reflect the activities of MMP. Because our financial statements consolidate the results of MMP, our financial statements are similar to MMP’s. The differences in our financial statements primarily include the following adjustments:

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

•

Our capital structure. The partners’ capital on our balance sheet represents our partners’ capital as opposed to the capital reflected on MMP’s balance sheet, which reflects the ownership interests of all of its partners, including its owners other than us. Additionally, our consolidated balance sheet includes, within owners’ equity, non-controlling owners’ interest in consolidated subsidiaries that reflect the proportion of MMP owned by its partners other than us. This balance sheet category is not reflected on MMP’s balance sheet; and

•	Our G&A expenses. We incur general and administrative (“G&A”) expenses that are independent from MMP’s operations and are not reflected on MMP’s consolidated financial statements.

We believe that investors benefit from having access to the same financial measures being utilized by management. Operating margin, which is presented in the table below, is an important measure used by MMP’s management to evaluate the economic performance of MMP’s core operations. This measure forms the basis of MMP’s internal financial reporting and is used by its management in deciding how to allocate capital resources between segments. Operating margin is not a generally accepted accounting principles (“GAAP”) measure, but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the table below. Operating profit includes expense items, such as depreciation and amortization and affiliate G&A costs, which management does not consider when evaluating the core profitability of an operation. Additionally, product margin, which MMP management primarily uses to evaluate the profitability of its petroleum products blending and fractionation activities, is provided in the table below. Product margin is a non-GAAP measure; however, its components, product sales and product purchases, are determined in accordance with GAAP.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2009

	Three Months Ended March 31,		Variance Favorable (Unfavorable)
	2008	2009	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)

Transportation and terminals revenues:
Petroleum products pipeline system	$106.5	$114.9	$8.4	8
Petroleum products terminals	33.6	38.2	4.6	14
Ammonia pipeline system	5.4	3.2	(2.2)	(41)
Intersegment eliminations	(0.7)	(1.3)	(0.6)	(86)

Total transportation and terminals revenues	144.8	155.0	10.2	7
Affiliate management fee revenues	0.2	0.2	—	—
Operating expenses:
Petroleum products pipeline system	42.1	43.7	(1.6)	(4)
Petroleum products terminals	12.5	15.3	(2.8)	(22)
Ammonia pipeline system	2.3	3.1	(0.8)	(35)
Intersegment eliminations	(1.5)	(1.7)	0.2	13

Total operating expenses	55.4	60.4	(5.0)	(9)

Product margin:
Product sales	201.7	57.7	(144.0)	(71)
Product purchases	177.6	52.6	125.0	70

Product margin	24.1	5.1	(19.0)	(79)
Gain on assignment of supply agreement	26.5	—	(26.5)	(100)
Equity earnings	0.4	0.5	0.1	25

Operating margin	140.6	100.4	(40.2)	(29)
Depreciation and amortization expense	21.0	23.2	(2.2)	(10)
G&A expense	18.3	21.1	(2.8)	(15)

Operating profit	101.3	56.1	(45.2)	(45)
Interest expense (net of interest income and interest capitalized)	11.3	14.4	(3.1)	(27)
Debt placement fee amortization	0.2	0.2	—	—
Other income	—	(0.1)	0.1	N/A

Income before provision for income taxes	89.8	41.6	(48.2)	(54)
Provision for income taxes	0.5	0.4	0.1	20

Net income	$89.3	$41.2	$(48.1)	(54)

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.153	$1.145
Volume shipped (million barrels)	68.9	71.7
Petroleum products terminals:
Marine terminal average storage utilized (million barrels per month)	22.8	25.1
Inland terminal throughput (million barrels)	27.1	26.0
Ammonia pipeline system:
Volume shipped (thousand tons)	220	124

Transportation and terminals revenues increased $10.2 million as shown below:

•

an increase in petroleum products pipeline system revenues of $8.4 million primarily attributable to higher revenues related to leased storage and capacity leases and higher transportation revenues. The higher leased storage revenues resulted from new storage contracts and customer usage of MMP’s increase in storage capacity. The higher transportation revenues resulted from an increase in gasoline shipments reflecting an overall increase in consumer demand for gasoline. The higher gasoline shipments were partially offset by lower diesel fuel shipments due primarily to weak industrial and agricultural demand during first quarter 2009;

•

an increase in petroleum products terminals revenues of $4.6 million due to higher revenues at both MMP’s marine and inland terminals. Marine revenues increased primarily at MMP’s Galena Park, Texas facility due to leasing new storage tanks placed in service during 2008 and higher storage rates. Inland revenues benefitted from higher fees due to ethanol blending; and

•

a decrease in ammonia pipeline system revenues of $2.2 million due to lower shipments primarily due to operational issues at two of MMP’s customers’ plants and unfavorable weather conditions in first quarter 2009, which slowed demand for ammonia, partially offset by higher average tariffs.

Operating expenses increased by $5.0 million as shown below:

•

an increase in petroleum products pipeline system expenses of $1.6 million primarily due to higher maintenance spending resulting from more testing and rehabilitation work being performed, higher personnel costs and less favorable product overages. Lower environmental expenses and favorable power costs reflecting lower prices for natural gas and electricity which reduced utility costs in the current quarter partially offset the previously discussed unfavorable expense items;

•

an increase in petroleum products terminals expenses of $2.8 million due primarily to gains recognized in first quarter 2008 from insurance proceeds received for hurricane damages sustained during 2005. Additionally, higher utility costs, maintenance integrity costs and personnel costs contributed to the increase; and

•	an increase in ammonia pipeline system expenses of $0.8 million primarily due to higher environmental costs resulting from increases in several accruals related to historical releases.

Product sales revenues primarily resulted from MMP’s petroleum products blending activities, terminal product gains and transmix fractionation. Product margin decreased $19.0 million primarily because of the timing differences of when profits on product sales are recognized under forward sales contracts, which MMP was using in first quarter 2008, versus under New York Mercantile Exchange (“NYMEX”) contracts, which MMP has been predominately using to hedge price changes for future products sales since third quarter 2008. MMP applied normal sales accounting to the forward sales contracts it entered into; therefore, all of the profit on product sales under these agreements that matured in the first quarter of 2008 was recognized in that period, which was when the physical sale of the product occurred. Because the NYMEX contracts MMP has been using do not qualify for hedge accounting, MMP marks these contracts to market at the end of each accounting period. As a result, MMP recognized profits of $15.3 million in the third and fourth quarters of 2008 on NYMEX contracts related to physical product sales during first quarter 2009. In addition, during the current quarter, MMP recognized $3.1 million of losses on NYMEX contracts related to products whose physical sales will occur in the second, third and fourth quarters of 2009. See Other Items below for further discussion of MMP’s NYMEX contracts.

The gross margin MMP realizes on product sales activities can be substantially higher in periods when refined petroleum prices increase and substantially lower in periods when product prices decline or stabilize given that MMP follows an average inventory valuation methodology which results in each period’s product purchases being influenced by the value of products held in that period’s beginning inventory. Given the current pricing environment for petroleum products, MMP expects its product margin for 2009 to be substantially lower than in 2008.

The 2008 period benefited from a $26.5 million gain on the assignment of a third-party supply agreement during March 2008. The gain resulted from the write-off of the unamortized amount of a liability MMP recognized related to the fair value of the agreement, which MMP assumed as part of its acquisition of certain pipeline assets in October 2004.

Depreciation and amortization expense increased by $2.2 million related to expansion capital projects placed into service over the past year.

In our first quarter 2008 10-Q report, we reported expense under the caption “non-controlling owners’ interest in income of consolidated subsidiaries” of $71.7 million. As prescribed by SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements, the non-controlling owners’ interest is no longer classified as an expense. Instead, net income is allocated between the non-controlling owners’ interest and the limited partner owners’ interest. As prescribed by this Statement, we retroactively applied SFAS No. 160 to the three months ended March 31, 2008.

G&A expense increased by $2.8 million between periods primarily due to higher equity-based incentive compensation expense, higher personnel costs and higher costs associated with potential growth projects. Equity-based incentive compensation expense increased principally due to additional accruals recognized from the modification of MMP’s 2008 unit awards and because the expense associated with the final tranche of the awards issued in 2007 is being recognized over a shorter period.

Interest expense, net of interest income and interest capitalized, increased $3.1 million. MMP’s average debt outstanding, excluding fair value adjustments for interest rate hedges, increased to $1,093.0 million for the 2009 period from $960.0 million for the 2008 period principally due to borrowings for expansion capital expenditures. The weighted-average interest rate on MMP’s borrowings increased to 5.6% in first quarter 2009 from 5.3% in first quarter 2008.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities was $95.4 million and $60.7 million for the three months ended March 31, 2008 and 2009, respectively. The $34.7 million decrease from 2008 to 2009 was primarily attributable to:

•	a decrease in net income of $21.7 million, excluding the $26.5 million non-cash gain on assignment of the supply agreement in 2008;

•

a $38.4 million decrease in cash resulting from an $18.1 million increase in inventory in 2009 versus a $20.3 million decrease in inventory in 2008 primarily due to the sale of petroleum products inventory when MMP assigned its product supply agreement to a third party in March 2008; and

•

a $14.4 million decrease in cash resulting from a $5.9 million increase in accounts receivable and other accounts receivable in 2009 versus an $8.5 million decrease in 2008 due primarily to the timing of payments received from customers.

These decreases were partially offset by:

•

an $18.5 million favorable cash flow variance in the current quarter resulting from the repayment of the supply agreement deposit in 2008 associated with the assignment of MMP’s product supply agreement to a third party;

•

a $9.8 million increase in cash resulting from a $16.4 million increase in accrued product purchases in 2009 versus a $6.6 million increase in 2008 due primarily to the timing of invoices received from vendors and suppliers; and

•

a $9.5 million increase in cash resulting from a $3.2 million increase in accounts payable in 2009 versus a $6.3 million decrease in 2008 due primarily to the timing of invoices received from vendors and suppliers.

Net cash used by investing activities for the three months ended March 31, 2008 and 2009 was $70.5 million and $47.9 million, respectively. During 2009, MMP spent $47.6 million for capital expenditures, which included $11.3 million for maintenance capital, including $0.9 million of spending that would have been covered by an indemnification settlement with a former affiliate, and $36.3 million for expansion capital. During 2008, MMP spent $54.9 million for capital expenditures, which included $7.8 million for maintenance capital, including $0.3 million of spending that would have been covered by MMP’s indemnification settlement, and $47.1 million for expansion capital. Additionally, MMP acquired a petroleum products terminal in Bettendorf, Iowa for $12.0 million in first quarter 2008.

Net cash used by financing activities for the three months ended March 31, 2008 and 2009 was $24.7 million and $34.3 million, respectively. During 2009, we paid cash distributions of $22.5 million to our unitholders and MMP paid distributions of $47.5 million to its owners other than us while net borrowings on MMP’s revolving credit facility primarily to finance expansion capital projects were $42.0 million. During 2008, we paid cash distributions of $19.2 million to our unitholders and MMP paid cash distributions of $43.9 million to its owners other than us while net borrowings on MMP’s revolving credit facility primarily to finance expansion capital projects and acquisitions were $33.5 million.

MMP’s general partner declared a quarterly distribution of $0.71 per MMP limited partner unit associated with the first quarter of 2009, which will result in distribution payments to the MMP limited partners and MMP’s general partner of $47.5 million and $23.5 million, respectively. We will receive $23.5 million of these distributions related to our ownership of the general partner interest and incentive distribution rights in MMP. As a result, our general partner declared an initial quarterly distribution of $0.359 for each of our limited partner units also associated with the first quarter of 2009. The total distribution to be paid on our 62.6 million outstanding limited partner units will be $22.5 million. If we continue to pay cash distributions at this current level and the number of outstanding units remains the same, we will pay total cash distributions of $90.0 million on an annual basis.

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

During first quarter 2009, MMP’s maintenance capital spending was $11.3 million, including $0.9 million of spending that would have been covered by MMP’s indemnification settlement with a former affiliate. MMP has received the entire $117.5 million under its indemnification settlement agreement.

For 2009, MMP expects to incur maintenance capital expenditures for its existing businesses of approximately $42.0 million, including $7.0 million of maintenance capital that has already been reimbursed to MMP through its indemnification settlement or will be reimbursed by third parties.

In addition to maintenance capital expenditures, MMP also incurs expansion capital expenditures at its existing facilities. During first quarter 2009, MMP spent $36.3 million for organic growth projects. Based on the progress of expansion projects already underway, MMP expects to spend approximately $220.0 million of growth capital during 2009, with an additional $40.0 million in 2010 to complete these projects.

Liquidity

As of March 31, 2008, total debt reported on our consolidated balance sheet was $1,125.1 million. The difference between this amount and the $1,112.0 million face value of MMP’s outstanding debt results from gains and losses realized on various cash flow hedges and unamortized discounts on debt issuances.

Our Debt

As of March 31, 2009, we had no debt outstanding other than MMP’s debt, which is consolidated on our financial statements.

Working Capital Loan. During 2008 and the first quarter of 2009, we had a $5.0 million revolving credit facility with MGG MH as the lender. There were no borrowings under this facility at any time during 2008 or the first quarter of 2009. This facility matured on March 31, 2009. We paid a commitment fee to MGG MH on the unused portion of the working capital facility of 0.3%. Management is currently negotiating the terms of a replacement facility with an independent financial institution.

MMP Debt

Revolving Credit Facility. The total borrowing capacity under MMP’s revolving credit facility, which matures in September 2012, is $550.0 million. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.3% to 0.8% based on MMP’s credit ratings and amounts outstanding under the facility. Additionally, a commitment fee is assessed at a rate from 0.05% to 0.125%, depending on MMP’s credit ratings. Borrowings under this facility are used primarily for general purposes, including capital expenditures. As of March 31, 2009, $112.0 million was outstanding under this facility with a weighted-average interest rate of 1.0%, and $3.9 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on MMP’s consolidated balance sheets.

6.45% Notes due 2014. In May 2004, MMP sold $250.0 million of 6.45% notes due 2014 in an underwritten public offering at 99.8% of par. Including the impact of amortizing the gains realized on pre-issuance hedges associated with these notes, the effective interest rate of these notes is 6.3%.

5.65% Notes due 2016. In October 2004, MMP sold $250.0 million of 5.65% notes due 2016 in an underwritten public offering at 99.9% of par. The outstanding principal amount of the notes was increased by $3.4 million at March 31, 2009 for the unamortized portion of a gain realized upon termination of a related interest rate swap. Including the impact of amortizing this gain, as well as gains realized on pre-issuance hedges associated with these notes, the effective interest rate of these notes is 5.7%.

6.40% Notes due 2018. In July 2008, MMP issued $250.0 million of 6.40% notes due 2018 in an underwritten public offering. The outstanding principal amount of the notes was increased by $11.3 million at March 31, 2009 for the unamortized portion of gains realized upon termination or discontinuation of hedge accounting treatment of associated interest rate swaps. Including the impact of amortizing these gains, the effective interest rate of these notes is 5.9%

6.40% Notes due 2037. In April 2007, MMP issued $250.0 million of 6.40% notes due 2037 in an underwritten public offering at 99.6% of par. Including the impact of amortizing the gains realized on pre-issuance hedges associated with these notes, the effective interest rate on these notes is 6.3%.

Interest rate derivatives. MMP uses interest rate derivatives to help manage interest rate risk. As of March 31, 2009, MMP had two offsetting interest rate swap agreements outstanding:

•

In July 2008, MMP entered into a $50.0 million interest rate swap agreement (“Derivative A”) to hedge against changes in the fair value of a portion of the $250.0 million of 6.40% notes due 2018. Derivative A effectively converted $50.0 million of those notes from a 6.40% fixed rate to a floating rate of six-month LIBOR plus 1.83%. Derivative A terminates in July 2018. MMP originally accounted for Derivative A as a fair value hedge. On December 8, 2008, in order to capture the economic value of Derivative A at that time, MMP entered into an offsetting derivative, as described below, and discontinued hedge accounting. The $5.4 million fair value of Derivative A at that time was recorded as an adjustment to long-term debt which is being amortized over the remaining life of the 6.40% fixed-rate notes due 2018. For the three months ended March 31, 2009, a loss of $0.8 million was recorded to other income on our consolidated statement of income resulting from the change in fair value of Derivative A.

•

In December 2008, concurrent with the discontinuance of hedge accounting for Derivative A, MMP entered into an offsetting $50.0 million interest rate swap agreement with a different financial institution pursuant to which it pays a fixed rate of 6.40% and receives a floating rate of six-month LIBOR plus 3.23%. This agreement terminates in July 2018. MMP entered into this agreement to offset changes in the fair value of Derivative A, excluding changes due to changes in counterparty credit risks. MMP did not designate this agreement as a hedge for accounting purposes. For the three months ended March 31, 2009, a gain of $0.9 million was recorded to other income on our consolidated statement of income resulting from the change in fair value of this agreement.

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

Ammonia EPA issue. In February 2007, MMP received notice from the Department of Justice (“DOJ”) that the Environmental Protection Agency (“EPA”) had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Clean Air Act (“the Act”) with respect to two releases of anhydrous ammonia from MMP’s ammonia pipeline system that was operated by a third party at the time of the releases. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of MMP’s ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million for which the third-party operator has requested indemnification. In March 2007, MMP also received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. The DOJ stated in its notice to us that it does not expect MMP or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for these matters based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and the third-party operator regarding these two releases. Adjustments to MMP’s recorded liability, which could occur in the near term, could be material to MMP’s and our results of operations and cash flows.

Other Items

NYMEX contracts. Gains and losses on NYMEX contracts are recognized in income when these contracts are marked to market at the end of each accounting period, and realized when the related physical sale of the product occurs and the NYMEX contracts are settled. The following table provides a summary of gains realized in the current quarter and the periods in which the related gains and losses were recognized in MMP’s and our consolidated statement of income (in millions).

Period in Which Gains / (Losses) Were Recorded to Income
2008
Third Quarter	Fourth Quarter	Current Quarter	Total Gains Realized In Current Quarter
$3.5	$11.8	$(0.4)	$14.9

The following table provides a summary of the periods in which unrealized gains and losses have been recognized on MMP’s NYMEX contracts that were open as of March 31, 2009 (in millions).

	Period in Which Gains / (Losses) Were Recorded to Income
	2008
Period Physical Sale Will Occur	Third Quarter	Fourth Quarter	Current Quarter	Total Mark-to-Market Gains / (Losses) Recognized
2nd Quarter 2009	$1.0	$3.9	$(1.4)	$3.5
3rd Quarter 2009	—	—	(0.6)	(0.6)
4th Quarter 2009	—	—	(1.1)	(1.1)

Totals	$1.0	$3.9	$(3.1)	$1.8

Pipeline tariff increase. The Federal Energy Regulatory Commission (“FERC”) regulates the rates charged on interstate common carrier pipeline operations primarily through an index methodology, which establishes the maximum amount by which tariffs can be adjusted. Approximately 40% of MMP’s tariffs are subject to this indexing methodology while the remaining 60% of the tariffs can be adjusted at MMP’s discretion based on competitive factors. The current approved methodology is the annual change in the producer price index for finished goods (“PPI-FG”) plus 1.3%. As of April 30, 2009, the indicated change in PPI-FG for 2008 is approximately 6.3%. At this level, MMP would be allowed to increase its indexed rates by an amount up to 7.6% subject to market conditions. MMP expects to change the majority of its tariffs by this amount on July 1, 2009.

Unrecognized product gains. MMP’s petroleum products terminals operations generate product overages and shortages that result from metering inaccuracies, product evaporation or expansion, product releases and product contamination. Most of the contracts MMP has with its customers state that MMP bears the risk of loss (or gain) from these conditions. When MMP’s petroleum products terminals experience net product shortages, it recognizes expense for those losses in the periods in which they occur. When MMP’s petroleum products terminals experience net product overages, it has product on hand for which it has no cost basis. Therefore, these net overages are not recognized in MMP’s financial statements until the associated barrels are either sold or used to offset product losses. The net unrecognized product overages for MMP’s petroleum products terminals operations had a market value of approximately $3.3 million as of March 31, 2009. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

Affiliate transactions. MMP owns a 50% interest in a crude oil pipeline company and is paid a management fee for its operations. During first quarter 2009, MMP received operating fees from this company of $0.2 million, which MMP reported as affiliate management fee revenue.

Because MMP’s cash distributions have exceeded target levels as specified in its partnership agreement, MMP GP receives approximately 50%, including its approximate 2% general partner interest, of any incremental cash distributed per MMP limited partner unit. Since we own MMP GP, we benefit from these cash distributions. In first quarter 2008 and 2009, cash distributions paid to MMP GP by MMP based on MMP GP’s general partner interest and incentive distribution rights totaled $19.9 million and $23.5 million, respectively. Until December 3, 2008, the executive officers of our general partner collectively owned a direct interest in MGG Midstream Holdings, L.P. (“MGG MH”) of approximately 4% (MGG MH owned our general partner until December 3, 2008). The executive officers of our general partner, through their ownership in MGG MH, indirectly benefited from MMP’s cash distributions and directly benefited from our cash distributions.

New Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP expands the disclosure requirements for employer pension plans and other postretirement benefit plans to include factors that are pertinent to an understanding of investment policies and strategies. The additional disclosure requirements include: (i) for annual financial statements, the fair value of each major category of plan assets separately for pension and other postretirement plans, (ii) a narrative description of the basis used to determine the expected long-term rate of return on asset assumption, (iii) information to enable users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date and (iv) for fair value measurements using unobservable inputs, disclosure of the effect of the measurements on changes in plan assets for the period. This FSP is effective for fiscal years ending after December 15, 2009, with early application permitted. Provisions of this FSP are not required for earlier periods that are presented for comparative purposes. Adoption of this FSP will not have a material impact on our financial position, results of operations or cash flows.

In September 2008, the FASB issued Emerging Issues Task Force (“EITF”) No. 08-6 Equity Method Investment Accounting Considerations. This EITF requires entities to measure its equity method investments initially at cost in accordance with SFAS No. 141(R) Business Combinations. Further, the EITF clarified that entities should not separately test an investee’s underlying indefinite-lived intangible asset for impairment; however, they are required to recognize other-than-temporary impairments of an equity method investment in accordance with Accounting Principles Bulletin No. 18, The Equity Method of Accounting for Investments in Common Stock. In addition, entities are required to account for a share issuance by an equity method investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance is to be recognized in earnings. We adopted this EITF on January 1, 2009, which is applicable for both interim and annual periods and is to be applied prospectively. Our adoption of this EITF did not have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP clarified that unvested share-based payment awards that contain non-forfeitable rights to distributions or distribution equivalents, whether paid or unpaid, are participating securities as defined in SFAS No. 128, Earnings Per Share and are to be included in the computation of earnings per unit pursuant to the two-class method. We adopted this FSP on January 1, 2009 and its application did not have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP in the United States. The Statement will not change our current accounting practices.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP also expands the disclosures required for recognized intangible assets. We adopted this FSP on January 1, 2009, which is applicable for both interim and annual periods. Our adoption of this FSP did not have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB ratified EITF Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships. Under EITF No. 07-4, the excess of distributions over earnings and/or excess of earnings over distributions for each period are required to be allocated to the entities’ general partner based solely on the general partner’s ownership interest at the time. We adopted this EITF on January 1, 2009, which is applicable for both interim and annual periods. Our adoption of this EITF did not have a material impact on our income allocation methodology or our calculation of earnings per unit.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities established, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 amends SFAS No. 133, requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We adopted this Statement on January 1, 2009, which is applicable for both interim and periods. Our adoption of this Statement did not have a material effect on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement requires, among other things, that entities: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) recognize, with certain exceptions, pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) expense, as incurred, acquisition-related transaction costs; and (vi) capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (as amended) are met as of the acquisition date. We adopted this Statement on January 1, 2009, and our initial adoption did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements. This Statement requires, among other things, that: (i) the non-controlling interest be clearly identified and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) all changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently (as equity transactions); (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment; and (v) sufficient disclosures be made to clearly identify and distinguish between the interests of the parent and the interests of non-controlling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. This statement had a material impact on the presentation of our results of operation as the non-controlling owners’ interest in income is no longer reported as a deduction in arriving at net income but instead is reflected as income attributable to non-controlling interest. Additionally, components of our financial position were materially impacted as the non-controlling owners interest is now reported as a component of equity instead of being reported as a liability. Our adoption of this Statement did not materially impact our cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MMP may be exposed to market risk through changes in commodity prices and interest rates. MMP has established policies to monitor and control these market risks. MMP also enters into derivative agreements to help manage its exposure to commodity price and interest rate risks.

Commodity Price Risk

MMP uses derivatives to help it manage product purchases and sales. Derivatives that qualify for and are designated as normal purchases and sales are accounted for using traditional accrual accounting. As of March 31, 2009, MMP had commitments under forward purchase contracts for product purchases of approximately 60 thousand barrels that are being accounted for as normal purchases totaling approximately $3.2 million, and it had commitments under forward sales contracts for product sales of approximately 330 thousand barrels that are being accounted for as normal sales totaling approximately $18.7 million.

In addition to forward sales agreements, MMP uses New York Mercantile Exchange (“NYMEX”) contracts to lock in forward sales prices. Although these NYMEX agreements represent an economic hedge against price changes on the petroleum products MMP expects to sell in the future, they do not meet the requirements for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended); therefore, MMP has recognized the change in fair value of these agreements currently in earnings. During first quarter 2009, MMP closed its positions on contracts associated with the sale of 610 thousand barrels of gasoline, and it realized total gains of $14.9 million, a majority of which was recorded to earnings in the third and fourth quarter of 2008 through mark-to-market valuations of these contracts. At March 31, 2009, the net fair value of MMP’s open contracts, representing 0.8 million barrels of petroleum product, was $1.8 million, of which $2.1 million was recorded as energy commodity derivative contracts and $(0.3) million was recorded as other current liabilities on MMP’s consolidated balance sheet. These contracts mature between April 2009 and December 2009. Based on MMP’s open NYMEX contracts at March 31, 2009, a $1.00 per barrel increase in the price of the NYMEX contract for reformulated gasoline blendstock for oxygen blending-(“RBOB”) gasoline would result in a $0.8 million decrease in its product sales revenues, and a $1.00 per barrel decrease in the price of the NYMEX contract for RBOB gasoline would result in a $0.8 million increase in its product sales revenues. However, the increases or decreases in product sales revenues MMP recognizes from its open NYMEX contracts are substantially offset by higher or lower product sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of product in markets different from those in which MMP is attempting to hedge its exposure, resulting in hedges that do not eliminate all price risks.

Interest Rate Risk

As of March 31, 2009, MMP had $112.0 million outstanding on its variable rate revolving credit facility. Based on the amount outstanding on its revolving credit facility as of March 31, 2009, MMP’s annual interest expense would change by $0.1 million if LIBOR were to change by 0.125%.

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

Magellan Midstream Holdings, L.P.

None.

Magellan Midstream Partners, L.P.

Ammonia EPA Issue. In February 2007, MMP received notice from the Department of Justice (“DOJ”) that the Environmental Protection Agency (“EPA”) had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Clean Air Act (“the Act”) with respect to two releases of anhydrous ammonia from MMP’s ammonia pipeline system that was operated by a third party at the time of the releases. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of MMP’s ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million, for which the third-party operator has requested indemnification. In March 2007, MMP also received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator has subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. The DOJ stated in its notice to MMP that it does not expect MMP or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for this matter based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and the third-party operator regarding these two releases. Adjustments to MMP’s recorded liability, which could occur in the near term, could be material to MMP’s and our results of operations and cash flows.

In June 2008, MMP received a Notice of Probable Violation (“NOPV”) from the Department of Transportation, Pipeline and Hazardous Materials Safety Administration (“DOT PHMSA”) with a preliminary assessed civil penalty of $0.8 million for violations associated with a May 2005 pipeline release that occurred in the Fairfax Industrial District of Kansas City, Kansas. The alleged violations principally involve allegations of MMP failing to follow its system integrity plan. MMP submitted a request on a timely basis and a hearing was held in March 2009. We are currently in the process of preparing our post-hearing brief.

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

In April 2005, MMP received a NOPV from the Office of Pipeline Safety (“OPS”) as a result of an inspection of its operator qualification records and procedures. The NOPV alleges that probable violations of 49 CFR Part 195.505 occurred in regards to MMP’s operator qualification program. The OPS preliminarily assessed a civil penalty of $0.2 million. MMP submitted a response to the NOPV, participated in a hearing at its request with the OPS and submitted a post-hearing brief. In February 2009, MMP received and accepted an offer fro the OPS to settle this matter for $0.1 million.

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

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have updated our risk factors as follows since issuing our Annual Report on Form 10-K:

Risks Related to the Simplification and Related Matters

The market value of the consideration to our unitholders will be determined by the price of MMP common units, the value of which will decrease if the market value of MMP common units decreases, and our unitholders cannot be sure of the market value of MMP common units that will be issued.

Pursuant to the simplification agreement, we will receive approximately 39.6 million MMP common units as a result of the transformation, contributions and distributions. The aggregate market value of MMP common units that our unitholders will receive in the liquidation and redistribution will fluctuate with any changes in the trading price of MMP common units. This means there is no “price protection” mechanism contained in the simplification agreement that would adjust the number of MMP common units that our unitholders will receive based on any decreases in the trading price of MMP common units. If MMP common unit price decreases, the market value of the consideration received by our unitholders will also decrease. Consider the following example:

Example: Pursuant to the simplification agreement, our unitholders will receive 0.6325 MMP common units per common unit of ours, subject to receipt of cash in lieu of any fractional MMP common units. Based on the closing sales price of MMP common units on March 3, 2009 of $28.37 per unit, the market value of the total MMP common units in the aggregate to be received by our unitholders would be approximately $1.1 billion. If the trading price for MMP common units decreased 10% from $28.37 to $25.53, then the market value of the total MMP common units in the aggregate to be received by our unitholders would be approximately $1.0 billion.

Accordingly, there is a risk that the 25% premium estimated by our Conflicts Committee to exist at the date the simplification agreement was executed will not be realized by our unitholders at the time the simplification is completed. MMP common unit price changes may result from a variety of factors, including general market and economic conditions, changes in its business, operations and prospects, and regulatory considerations. Many of these factors are beyond MMP’s control.

The right of our unitholders to distributions will be changed following the simplification.

Under MMP’s current partnership agreement, we are entitled to receive approximately 2% of all distributions made by MMP and increasing percentages, up to a maximum of 48%, of any incremental cash distributed by MMP for limited partner units as certain target distribution levels are reached in excess of $0.28875 per MMP unit in any quarter. After the simplification, our former unitholders as a group will be entitled to receive approximately 37.2% of all distributions made by MMP. As a result of this change, the distributions received by our former unitholders could be significantly different. If distributions from MMP were to increase significantly, the distributions to our former unitholders would be significantly less than they would be if the current structure was not changed. On the other hand, if distributions from MMP were to decrease significantly, the distributions to our former unitholders would be significantly more than they would be if the current structure was not changed.

While the simplification agreement is in effect, our opportunities to enter into different business combination transactions with other parties on more favorable terms may be limited, and we and MMP may be limited in our ability to pursue other attractive business opportunities.

While the simplification agreement is in effect, we are prohibited from initiating, soliciting or knowingly encouraging the submission of any acquisition proposal or from participating in any discussions or negotiations regarding any acquisition proposal, subject to certain exceptions. As a result of these provisions in the simplification agreement, our opportunities to enter into more favorable transactions may be limited. Likewise, if we were to sell directly to a third party, it might have received more value with respect to the general partner interest in MMP and MMP’s incentive distribution rights based on the value of the business at such time.

We and MMP have also agreed to refrain from taking certain actions with respect to our businesses and financial affairs pending completion of the simplification or termination of the simplification agreement. These restrictions could be in effect for an extended period of time if completion of the simplification is delayed. These limitations do not preclude MMP from conducting its business in the ordinary or usual course or from acquiring assets or businesses so long as such activity does not materially affect our or MMP’s ability to complete the matters contemplated by the simplification agreement.

In addition to the economic costs associated with pursuing the simplification, our general partner’s management and MMP’s general partner’s management will continue to devote substantial time and other human resources to the proposed simplification, which could limit our and MMP’s ability to pursue other attractive business opportunities, including potential joint ventures, stand-alone projects and other transactions. If either we or MMP is unable to pursue such other attractive business opportunities, then the growth prospects and the long-term strategic position of the business and MMP’s business following the simplification could be adversely affected.

The number of MMP outstanding common units will increase as a result of the simplification, which could make it more difficult for MMP to pay the current level of quarterly distributions.

As of March 30, 2009, there were approximately 67.0 million MMP common units outstanding. MMP will issue approximately 39.6 million of its common units in connection with the simplification. Accordingly, the dollar amount required to pay the current per unit quarterly distributions will increase, which will increase the likelihood that MMP will not have sufficient funds to pay the current level of quarterly distributions to all MMP common unitholders. Using the amount of $0.71 per common unit paid with respect to the fourth quarter of 2008, the cash distribution paid to MMP’s unitholders totaled $47.5 million, resulting in a distribution of $23.5 million to the general partner for its general partner interest and incentive distribution rights. Therefore, MMP’s combined total distribution paid with respect to the fourth quarter of 2008 was $71.0 million. Pursuant to the simplification agreement, our unitholders will receive approximately 39.6 million of MMP common units as a result of simplification. The combined pro forma distribution of MMP common units with respect to the fourth quarter 2008, had the simplification been completed prior to such distribution, would result in $0.71 per unit being distributed on approximately 106.6 million of MMP common units, or a total of $75.7 million, with the general partner no longer receiving any distributions. As a result, MMP will be required to distribute an additional $4.7 million per quarter in order to maintain the distribution level of $0.71 per common unit paid with respect to the fourth quarter of 2008.

Although the elimination of the incentive distribution rights may increase the cash available for distribution to MMP common units in the future, this source of funds may not be sufficient to meet the overall increase in cash required to maintain the current level of quarterly distributions to holders of MMP common units.

Failure to complete the simplification or delays in completing the simplification could negatively impact MMP common unit prices and our common unit prices and future business and operations.

If the simplification is not completed for any reason, we and MMP may be subject to a number of material risks, including the following:

•	MMP will not realize the benefits expected from the simplification, including a potentially enhanced financial and competitive position;

•

the price of MMP common units or our common units may decline to the extent that the current market price of these securities reflects a market assumption that the simplification will be completed; and

•	some costs relating to the simplification, such as certain investment banking fees and legal and accounting fees, must be paid even if the simplification is not completed.

The costs of the simplification could adversely affect MMP’s operations and cash flows available for distribution to its unitholders.

We and MMP estimate the total costs of the simplification to be approximately $13.4 million, primarily consisting of investment banking and legal advisors’ fees, accounting fees, financial printing and other related costs. These costs could adversely affect MMP’s operations and cash flows available for distributions to its unitholders. In addition, the foregoing estimate is preliminary and is subject to change.

If the simplification agreement were terminated, we may be obligated to re-pay MMP for costs incurred related to the simplification and related steps. These costs could require us to seek loans or use our available cash that would have otherwise been available for distributions.

Upon termination of the simplification agreement, and depending upon the circumstances leading to that termination, we could be responsible for reimbursing MMP for simplification related expenses that MMP has paid on our behalf. Under certain circumstances, we may also be required to reimburse MMP for its reasonable expenses.

Our only source of cash is our distributions received from MMP. If the simplification agreement is terminated, the expense reimbursements required by us under the simplification agreement may require us to seek loans or use cash received from our distributions from MMP to repay these expenses. In either case, reimbursement of these costs could reduce the cash we have available to make our quarterly distribution.

Tax Risks Related to the Simplification

No ruling has been obtained with respect to the tax consequences of the simplification.

No ruling has been or will be requested from the Internal Revenue Service, or IRS, with respect to the tax consequences of the simplification. Instead, we and MMP are relying on the opinions of our respective counsel as to the tax consequences of the simplification, and counsel’s conclusions may not be sustained if challenged by the IRS.

The intended tax consequences of the simplification are dependent upon our and MMP being treated as a partnership for tax purposes.

The treatment of the simplification as nontaxable to our unitholders and MMP unitholders is dependent upon our and MMP being treated as a partnership for federal income tax purposes. If either we or MMP were treated as a corporation for federal income tax purposes, the consequences of the simplification would be materially different and would be taxable to our unitholders.

Our unitholders may recognize taxable income as a result of receiving cash in lieu of fractional shares or as a result of the assumption or payment of our liabilities.

Although it is anticipated that no gain or loss should be recognized by our unitholders as a result of the simplification, (i) any gain resulting from the sale of MMP common units in lieu of distributing any fractional MMP common units and (ii) income and gain, if any, resulting from the assumption or payment of our liabilities or our subsidiaries by MMP, may result in our unitholders recognizing taxable income.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

*Exhibit 2.1	–	Agreement Relating to Simplification of Capital Structure by and among Magellan Midstream Partners, L.P., Magellan GP, LLC, Magellan Midstream Holdings, L.P. and Magellan Midstream Holdings GP, LLC (filed as Exhibit 2.1 to Form 8-K filed March 4, 2009).

*Exhibit 4.1	–	Amendment No. 1 dated March 3, 2009 to Unit Purchase Rights Agreement between Magellan Midstream Holdings, L.P. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to Form 8-K filed March 4, 2009).

Exhibit 31.1	–	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

Exhibit 31.2	–	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

Exhibit 32.1	–	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

Exhibit 32.2	–	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on May 6, 2009.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

By:	Magellan Midstream Holdings GP, LLC
its General Partner

/s/ John D. Chandler
John D. Chandler
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
*2.1	Agreement Relating to Simplification of Capital Structure by and among Magellan Midstream Partners, L.P., Magellan GP, LLC, Magellan Midstream Holdings, L.P. and Magellan Midstream Holdings GP, LLC (filed as Exhibit 2.1 to Form 8-K filed March 4, 2009).

*4.1	Amendment No. 1 dated March 3, 2009 to Unit Purchase Rights Agreement between Magellan Midstream Holdings, L.P. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to Form 8-K filed March 4, 2009).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

32.1	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

32.2	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.