Form 10-Q/A
period 2009-03-31
MAGELLAN MIDSTREAM HOLDINGS LP
filed 2009-07-10
CIK 1246263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Form 10-Q for the quarter ended March 31, 2009 filed with the Securities and Exchange Commission on May 6, 2009. This Amendment No. 1 on Form 10-Q/A only amends and restates Part I, Item 4: Controls and Procedures. No other Item in our Form 10-Q filed on May 6, 2009 is amended, modified or updated hereby. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) of the Securities Exchange Act) was performed as of the end of the period covered by the date of this report. This evaluation was performed under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and practices are effective in providing reasonable assurance that all required disclosures are included in the current report. Additionally, these disclosure controls and practices are effective in ensuring that information required to be disclosed is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities and Exchange Act) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on July 10, 2009.

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