Form 10-Q
period 2009-06-30
MAGELLAN MIDSTREAM HOLDINGS LP
filed 2009-08-04
CIK 1246263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, there were 62,646,551 outstanding common units of Magellan Midstream Holdings, L.P., that trade on the New York Stock Exchange under the ticker symbol “MGG.”

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Transportation and terminals revenues	$162,580	$166,703	$307,385	$321,723
Product sales revenues	110,364	41,327	312,082	99,043
Affiliate management fee revenue	183	190	366	380

Total revenues	273,127	208,220	619,833	421,146
Costs and expenses:
Operating	56,794	60,848	112,219	121,315
Product purchases	75,292	40,990	252,860	93,620
Depreciation and amortization	21,271	23,163	42,284	46,315
Affiliate general and administrative	19,060	20,248	37,350	41,384

Total costs and expenses	172,417	145,249	444,713	302,634
Gain on assignment of supply agreement	—	—	26,492	—
Equity earnings	1,377	939	1,782	1,458

Operating profit	102,087	63,910	203,394	119,970
Interest expense	12,754	15,809	25,693	31,361
Interest income	(303)	(206)	(599)	(427)
Interest capitalized	(1,110)	(942)	(2,412)	(1,878)
Debt placement fee amortization expense	169	224	337	444
Other income	(254)	(565)	(254)	(647)

Income before provision for income taxes	90,831	49,590	180,629	91,117
Provision for income taxes	502	452	945	809

Net income	$90,329	$49,138	$179,684	$90,308

Allocation of net income (loss):
Noncontrolling owners’ interests	$59,425	$34,527	$131,161	$63,675
Limited partners’ interest	31,308	14,611	49,332	26,633
General partner’s interest	(404)	—	(809)	—

Net income	$90,329	$49,138	$179,684	$90,308

Basic and diluted net income per limited partner unit	$0.50	$0.23	$0.79	$0.42

Weighted average number of limited partner units outstanding used for basic and diluted net income per unit calculation	62,654	62,670	62,654	62,669

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	December 31, 2008	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$37,912	$94,152
Accounts receivable (less allowance for doubtful accounts of $462 and $435 at December 31, 2008 and June 30, 2009, respectively)	37,517	41,926
Other accounts receivable	11,747	14,100
Affiliate accounts receivable	58	—
Inventory	47,734	73,125
Energy commodity derivative contracts	20,200	—
Energy commodity derivatives deposit	—	25,609
Reimbursable costs	8,176	13,392
Acquisition-related escrow deposits	—	14,800
Other current assets	7,297	10,724

Total current assets	170,641	287,828
Property, plant and equipment	2,890,672	2,978,821
Less: accumulated depreciation	529,356	570,119

Net property, plant and equipment	2,361,316	2,408,702
Equity investments	23,190	22,563
Long-term receivables	7,390	6,529
Goodwill	14,766	14,766
Other intangibles (less accumulated amortization of $8,290 and $9,133 at December 31, 2008 and June 30, 2009, respectively)	5,539	4,696
Debt placement costs (less accumulated amortization of $2,937 and $3,381 at December 31, 2008 and June 30, 2009, respectively)	7,649	9,311
Other noncurrent assets	10,217	11,359

Total assets	$2,600,708	$2,765,754

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$40,051	$33,133
Accrued payroll and benefits	21,884	20,896
Accrued interest payable	15,077	14,559
Accrued taxes other than income	20,151	19,050
Environmental liabilities	19,634	17,145
Deferred revenue	21,492	23,405
Accrued product purchases	23,874	21,395
Energy commodity derivative contracts	—	17,279
Energy commodity derivatives deposit	18,994	—
Other current liabilities	19,128	20,609

Total current liabilities	200,285	187,471
Long-term debt	1,083,485	1,314,520
Long-term pension and benefits	31,787	34,418
Other noncurrent liabilities	8,853	7,517
Environmental liabilities	22,166	21,051
Commitments and contingencies
Owners’ equity:
Partners’ capital:
Common unitholders	68,063	39,169
Accumulated other comprehensive loss	(340)	(328)

Total partners’ capital	67,723	38,841
Non-controlling owners’ interests in consolidated subsidiaries	1,186,409	1,161,936

Total owners’ equity	1,254,132	1,200,777

Total liabilities and owners’ equity	$2,600,708	$2,765,754

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2008	2009
Operating Activities:
Net income	$179,684	$90,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,284	46,315
Debt placement fee amortization expense	337	444
Loss on sale and retirement of assets	1,729	2,725
Equity earnings	(1,782)	(1,458)
Distributions from equity investment	2,500	2,075
Equity-based incentive compensation expense	2,874	5,180
Amortization of prior service cost (credit) and actuarial loss	(44)	672
Gain on assignment of supply agreement	(26,492)	—
Changes in operating assets and liabilities:
Accounts receivable and other accounts receivable	(5,232)	(6,762)
Inventory	44,790	(25,391)
Energy commodity derivative contracts, net of margin deposits	—	(7,124)
Reimbursable costs	(2,539)	(5,216)
Accounts payable	(3,369)	(3,224)
Accrued payroll and benefits	(4,011)	(988)
Accrued interest payable	(209)	(518)
Accrued taxes other than income	(818)	(1,101)
Accrued product purchases	22,877	(2,479)
Supply agreement deposit	(18,500)	—
Current and noncurrent environmental liabilities	(13,033)	(3,604)
Other current and noncurrent assets and liabilities	(5,239)	1,908

Net cash provided by operating activities	215,807	91,762
Investing Activities:
Property, plant and equipment:
Additions to property, plant and equipment	(132,016)	(96,378)
Proceeds from sale of assets	1,600	169
Changes in accounts payable	7,272	(3,694)
Acquisition of business	(12,010)	—
Acquisition-related escrow deposits	—	(14,800)

Net cash used by investing activities	(135,154)	(114,703)
Financing Activities:
Distributions paid	(128,211)	(140,054)
Net borrowings (payments) under revolver	36,300	(70,000)
Borrowings under long-term notes, net	—	298,959
Debt placement costs	—	(2,106)
Net receipt from financial derivatives	4,030	—
Capital contributions by affiliate	2,045	—
Change in outstanding checks	4,661	2,490
Settlement of tax withholdings on long-term incentive compensation	—	(3,450)
Simplification of capital structure	—	(6,658)

Net cash provided (used) by financing activities	(81,175)	79,181

Change in cash and cash equivalents	(522)	56,240
Cash and cash equivalents at beginning of period	938	37,912

Cash and cash equivalents at end of period	$416	$94,152

Supplemental non-cash financing activity:
Issuance of Magellan Midstream Partners, L.P., common units in settlement of long-term incentive plan awards	$8,536	$1,943

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net income	$90,329	$49,138	$179,684	$90,308
Other comprehensive income:
Change in fair value of cash flow hedges	6,706	—	—	—
Reclassification of net gain on cash flow hedges to interest expense	(41)	(41)	(82)	(82)
Amortization of prior service cost (credit) and actuarial loss	(71)	687	(44)	672

Total other comprehensive income (loss)	6,594	646	(126)	590

Comprehensive income	96,923	49,784	179,558	90,898
Comprehensive income attributable to non-controlling owners’ interest in consolidated subsidiaries	65,888	35,160	131,037	64,253

Comprehensive income attributable to partners’ capital	$31,035	$14,624	$48,521	$26,645

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

In December 2008, we acquired our general partner from MGG MH. Concurrent with that transaction, MGG MH distributed all of the 8.8 million common units that it held in us at that time to its equity owners. We did not issue additional common units or receive any proceeds as a result of these transactions. Our organizational structure at June 30, 2009 and that of our affiliate entities, as well as how we refer to these affiliates in our notes to consolidated financial statements, are provided below:

(1)	MGG GP is our general partner but it does not hold an economic interest in us; therefore, MGG GP does not receive distributions from us nor is it allocated any of our net income.

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

In the opinion of management, our accompanying consolidated financial statements, which are unaudited except for the consolidated balance sheet as of December 31, 2008, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2009, and the results of operations and comprehensive income for the three and six months ended June 30, 2008 and 2009 and cash flows for the six months ended June 30, 2008 and 2009. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

For purposes of both calculating earnings per unit and determining the capital balances of the general partner and the limited partners, the allocation of net income to our general partner and the limited partners was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2008	2009	2008	2009
Net income	$90,329	$49,138	$179,684	$90,308
Net income applicable to noncontrolling owner’s interests (a)	59,425	34,527	131,161	63,675

Net income applicable to limited partners and general partner	30,904	14,611	48,523	26,633
Allocation of net income applicable to limited partners and general partner:
Direct charges to general partner:
Reimbursable general and administrative costs	408	—	816	—

Income applicable to limited partners and general partner before direct charges to general partner	31,312	14,611	49,339	26,633
General partner’s share of income (b)	0.0141%	0%	0.0141%	0%

General partner’s allocated share of net income before direct charges	4	—	7	—
Direct charges to general partner	408	—	816	—

Net loss allocated to general partner	$(404)	$—	$(809)	$—

Net income applicable to limited partners and general partner	$30,904	$14,611	$48,523	$26,633
Less: net loss allocated to general partner	(404)	—	(809)	—

Net income allocated to limited partners	$31,308	$14,611	$49,332	$26,633

(a)	On January 1, 2009, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 160, Non-Controlling Interests in Consolidated Financial Statements. Under SFAS No. 160, non-controlling owners’ interest in income is no longer reported as a deduction in arriving at net income. Instead, net income is allocated between the non-controlling owners’ interest and the limited partner owners’ interest. As prescribed in the Statement, we retroactively applied SFAS No. 160 to the three and six months ended June 30, 2008.
(b)	In December 2008, we acquired our general partner from MGG MH and since that date our general partner has owned a non-economic general partner interest in us. Subsequent to that transaction, the general partner has not been allocated a portion of our net income.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Owners’ Equity

The changes in owners’ equity for the six months ended June 30, 2008 and 2009 are provided in the tables below (in thousands):

	Partners’ Capital	Partners’ Accumulated Other Comprehensive Loss	Non-controlling Owners’ Interest	Total Owners’ Equity
Balance, January 1, 2008	$57,421	$(91)	$1,127,236	$1,184,566
Comprehensive income:
Net income	48,523	—	131,161	179,684
Reclassification of net gain on cash flow hedges to interest expense	—	(2)	(80)	(82)
Amortization of prior service cost (credit) and net actuarial loss	—	—	(44)	(44)

Total comprehensive income (loss)	48,523	(2)	131,037	179,558
Capital contributions by affiliate	2,045	—	—	2,045
Distributions	(39,442)	—	(88,769)	(128,211)
Equity method incentive compensation expense	2,438	—	—	2,438
Issuance of MMP common units in settlement of MMP’s long-term incentive plan awards	—	—	8,536	8,536
Other	(24)	—	25	1

Balance, June 30, 2008	$70,961	$(93)	$1,178,065	$1,248,933

	Partners’ Capital	Partners’ Accumulated Other Comprehensive Loss	Non-controlling Owners’ Interest	Total Owners’ Equity
Balance, January 1, 2009	$68,063	$(340)	$1,186,409	$1,254,132
Comprehensive income:
Net income	26,633	—	63,675	90,308
Reclassification of net gain on cash flow hedges to interest expense	—	(2)	(80)	(82)
Amortization of prior service cost and net actuarial loss	—	14	658	672

Total comprehensive income	26,633	12	64,253	90,898
Distributions	(44,980)	—	(95,074)	(140,054)
Equity method incentive compensation expense	3,988	—	—	3,988
Simplification of capital structure	(6,658)	—	—	(6,658)
Issuance of MMP common units in settlement of MMP’s long-term incentive plan awards	(4,406)	—	6,349	1,943
Settlement of tax withholdings on long-term incentive compensation	(3,450)	—	—	(3,450)
Other	(21)		(1)	(22)

Balance, June 30, 2009	$39,169	$(328)	$1,161,936	$1,200,777

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Segment Disclosures

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

	Three Months Ended June 30, 2008
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$121,382	$35,970	$5,986	$(758)	$162,580
Product sales revenues	102,585	7,779	—	—	110,364
Affiliate management fee revenue	183	—	—	—	183

Total revenues	224,150	43,749	5,986	(758)	273,127
Operating expenses	39,840	15,655	2,808	(1,509)	56,794
Product purchases	73,577	1,845	—	(130)	75,292
Equity earnings	(1,377)	—	—	—	(1,377)

Operating margin	112,110	26,249	3,178	881	142,418
Depreciation and amortization expense	13,622	6,490	278	881	21,271
Affiliate G&A expense	13,461	4,568	1,031	—	19,060

Operating profit	$85,027	$15,191	$1,869	$—	$102,087

	Three Months Ended June 30, 2009
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$122,006	$40,715	$5,248	$(1,266)	$166,703
Product sales revenues	37,892	3,435	—	—	41,327
Affiliate management fee revenue	190	—	—	—	190

Total revenues	160,088	44,150	5,248	(1,266)	208,220
Operating expenses	44,304	15,024	3,227	(1,707)	60,848
Product purchases	39,914	1,570	—	(494)	40,990
Equity earnings	(939)	—	—	—	(939)

Operating margin	76,809	27,556	2,021	935	107,321
Depreciation and amortization expense	14,120	7,687	421	935	23,163
Affiliate G&A expense	14,454	5,215	579	—	20,248

Operating profit	$48,235	$14,654	$1,021	$—	$63,910

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2008
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$227,918	$69,571	$11,406	$(1,510)	$307,385
Product sales revenues	295,482	16,600	—	—	312,082
Affiliate management fee revenue	366	—	—	—	366

Total revenues	523,766	86,171	11,406	(1,510)	619,833
Operating expenses	81,967	28,153	5,059	(2,960)	112,219
Product purchases	248,198	4,922	—	(260)	252,860
Equity earnings	(1,782)	—	—	—	(1,782)
Gain on assignment of supply agreement	(26,492)	—	—	—	(26,492)

Operating margin	221,875	53,096	6,347	1,710	283,028
Depreciation and amortization expense	27,073	12,944	557	1,710	42,284
Affiliate G&A expense	26,610	8,775	1,965	—	37,350

Operating profit	$168,192	$31,377	$3,825	$—	$203,394

	Six Months Ended June 30, 2009
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$236,907	$78,868	$8,477	$(2,529)	$321,723
Product sales revenues	92,124	6,919	—	—	99,043
Affiliate management fee revenue	380	—	—	—	380

Total revenues	329,411	85,787	8,477	(2,529)	421,146
Operating expenses	88,051	30,361	6,340	(3,437)	121,315
Product purchases	91,502	3,106	—	(988)	93,620
Equity earnings	(1,458)	—	—	—	(1,458)

Operating margin	151,316	52,320	2,137	1,896	207,669
Depreciation and amortization expense	28,465	15,181	773	1,896	46,315
Affiliate G&A expense	29,791	10,394	1,199	—	41,384

Operating profit	$93,060	$26,745	$165	$—	$119,970

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Related Party Disclosures

Affiliate Entity Transactions

MMP owns a 50% interest in a crude oil pipeline company and is paid a management fee for its operation. During both the three months ended June 30, 2008 and 2009, MMP received operating fees from this pipeline company of $0.2 million, which was reported as affiliate management fee revenue. Affiliate management fee revenue for both the six months ended June 30, 2008 and 2009 was $0.4 million.

The following table summarizes costs and expenses that until December 2008 were reflected in the accompanying consolidated statements of income as affiliate costs and expenses (in thousands):

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
MGG GP - allocated operating expenses	$21,632	$42,552
MGG GP - allocated G&A expenses	$12,351	$24,418

Under a services agreement between MMP and MGG GP, we and MMP reimburse MGG GP for the costs of employees necessary to conduct our operations and administrative functions. The payroll and benefits accruals associated with this agreement at December 31, 2008 and June 30, 2009 were $21.9 million and $20.9 million, respectively. The long-term pension and benefits accruals associated with this agreement at December 31, 2008 and June 30, 2009 were $31.8 million and $34.4 million, respectively. We and MMP settle our respective payroll, payroll-related expenses and non-pension postretirement benefit costs with MGG GP on a monthly basis. MMP funds its long-term affiliate pension liabilities through payments to MGG GP when MGG GP makes contributions to its pension funds.

We have historically reimbursed MMP for G&A expenses (excluding equity-based compensation) in excess of a G&A cap. The amount of G&A costs required to be reimbursed to MMP under this agreement for the three and six months ended June 30, 2008 was $0.4 million and $0.8 million, respectively. We have not made and will not make any reimbursements to MMP under this agreement for excess G&A costs for 2009 and beyond.

Other Related Party Transactions

One of MMP GP’s former independent board members, John P. DesBarres, served as a board member for American Electric Power Company, Inc. (“AEP”) of Columbus, Ohio until December 2008. For the three and six months ended June 30, 2008, MMP’s operating expenses included $0.6 million and $1.1 million, respectively, of power costs incurred with Public Service Company of Oklahoma (“PSO”), which is a subsidiary of AEP. MMP had no amounts payable to or receivable from PSO or AEP at December 31, 2008.

Because MMP’s distributions have exceeded target levels as specified in its partnership agreement, MMP GP receives approximately 50%, including its approximate 2% general partner interest, of any incremental cash distributed per MMP limited partner unit. Since we own MMP GP, we benefit from these distributions. For the six months ended June 30, 2008 and 2009, distributions paid to MMP GP by MMP based on MMP GP’s general partner interest and incentive distribution rights totaled $40.8 million and $47.0 million, respectively. Until December 3, 2008, the executive officers of our general partner collectively owned a direct interest in MGG MH of approximately 4% (MGG MH owned our general partner until December 3, 2008). The executive officers of our general partner, through their ownership in MGG MH, indirectly benefited from MMP’s distributions and directly benefited from our distributions. As of June 30, 2009, the executive officers of our general partner own less than 1% of our common units.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Inventory

Inventory at December 31, 2008 and June 30, 2009 was as follows (in thousands):

	December 31, 2008	June 30, 2009
Refined petroleum products	$20,917	$15,529
Transmix	13,099	19,740
Natural gas liquids	7,534	31,419
Additives	6,184	6,437

Total inventory	$47,734	$73,125

The increase in natural gas liquids inventory from December 31, 2008 to June 30, 2009 was primarily attributable to purchases of butane during the favorable market environment in second quarter 2009.

7.	Employee Benefit Plans

MGG GP sponsors two pension plans for certain union employees, a pension plan for certain non-union employees, a postretirement benefit plan for selected employees and a defined contribution plan. The following table presents our consolidated net periodic benefit costs related to the pension plans and other postretirement benefit plan during the three and six months ended June 30, 2008 and 2009 (in thousands):

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$1,323	$77	$2,736	$218
Interest cost	695	238	1,349	516
Expected return on plan assets	(732)	—	(1,351)	—
Amortization of prior service cost (credit)	77	(212)	154	(426)
Amortization of actuarial loss	59	5	75	153

Net periodic benefit cost	$1,422	$108	$2,963	$461

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$1,902	$116	$3,291	$232
Interest cost	821	278	1,605	557
Expected return on plan assets	(676)	—	(1,362)	—
Amortization of prior service cost (credit)	77	(212)	154	(425)
Amortization of actuarial loss	758	64	815	128

Net periodic benefit cost	$2,882	$246	$4,503	$492

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Debt

Consolidated debt at December 31, 2008 and June 30, 2009 was as follows (in thousands):

	December 31, 2008	June 30, 2009	Weighted-Average Interest Rate at June 30, 2009 (1)
Revolving credit facility	$70,000	$—	—
6.45% Notes due 2014	249,681	249,706	6.3%
5.65% Notes due 2016	253,328	253,113	5.7%
6.40% Notes due 2018	261,555	260,947	5.9%
6.55% Notes due 2019	—	301,826	5.4%
6.40% Notes due 2037	248,921	248,928	6.3%

Total debt	$1,083,485	$1,314,520

(1)	Weighted-average interest rate includes the impact of the amortization of discounts and gains and losses realized on various hedges (see Note 9—Derivative Financial Instruments for detailed information regarding the amortization of these gains and losses).

Our Debt:

Working Capital Loan. During 2008 and the first quarter of 2009, we had a $5.0 million revolving credit facility with MGG MH as the lender. There were no borrowings under this facility at any time during 2008 and through its maturity date of March 31, 2009.

In May 2009, we entered into a loan agreement with an independent financial institution which matures in May 2010. Borrowings under the new loan agreement may not exceed $3.5 million, will be unsecured and will bear interest at the greater of 4.25% or one-year LIBOR plus 2.25%. There were no borrowings outstanding under this facility as of June 30, 2009.

MMP Debt:

MMP’s debt is non-recourse to its general partner and to us. The discounted amounts at issuance of the applicable notes, discussed below, are being accreted to the notes over their respective lives.

Revolving Credit Facility. The total borrowing capacity under MMP’s revolving credit facility, which matures in September 2012, is $550.0 million. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.3% to 0.8% based on MMP’s credit ratings and amounts outstanding under the facility. Additionally, a commitment fee is assessed at a rate from 0.05% to 0.125%, depending on MMP’s credit ratings. Borrowings under this facility are used primarily for general purposes, including capital expenditures. As of June 30, 2009, there was no outstanding balance under this facility; however, $3.9 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets.

6.45% Notes due 2014. In May 2004, MMP sold $250.0 million aggregate principal of 6.45% notes due 2014 in an underwritten public offering. The notes were issued for the discounted price of 99.8%, or $249.5 million.

5.65% Notes due 2016. In October 2004, MMP issued $250.0 million of 5.65% notes due 2016 in an underwritten public offering. The notes were issued for the discounted price of 99.9%, or $249.7 million. The outstanding principal amount of the notes was increased by $3.5 million and $3.3 million at December 31, 2008 and June 30, 2009, respectively, for the unamortized portion of a gain realized upon termination of a related interest rate swap (see Note 9—Derivative Financial Instruments).

6.40% Notes due 2018. In July 2008, MMP issued $250.0 million of 6.40% notes due 2018 in an underwritten public offering. The outstanding principal amount of the notes was increased by $11.6 million and $11.0 million at December 31, 2008 and June 30, 2009, respectively, for the unamortized portion of gains realized upon termination or discontinuation of hedge accounting treatment of associated interest rate swaps (see Note 9—Derivative Financial Instruments).

6.55% Notes due 2019. In June 2009, MMP issued $300.0 million of 6.55% notes due 2019 in an underwritten public offering. The notes were issued for the discounted price of 99.7%, or $299.0 million. Net proceeds from the offering, after underwriter discounts of $2.0 million and offering costs of $0.1 million that MMP has incurred through June 30, 2009, were $296.9 million. The

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

net proceeds were used to repay the $208.3 million of borrowings outstanding under MMP’s revolving credit facility at that time, and the balance will be used for general purposes including capital expenditures. In connection with this offering, MMP entered into interest rate swap agreements to effectively convert $150.0 million of these notes to floating-rate debt (see Note 9—Derivative Financial Instruments). The outstanding principal amount of the notes was increased by $2.9 million at June 30, 2009 for the fair value of the associated interest rate swap agreements.

6.40% Notes due 2037. In April 2007, MMP issued $250.0 million of 6.40% notes due 2037 in an underwritten public offering. The notes were issued for the discounted price of 99.6%, or $248.9 million.

9.	Derivative Financial Instruments

Commodity Derivatives

MMP’s petroleum products blending activities generate gasoline products and MMP can estimate the timing and quantities of sales of these products. MMP uses a combination of forward sales contracts and New York Mercantile Exchange (“NYMEX”) agreements to lock in most of the gross margins realized from its blending activities. MMP accounts for the forward sales contracts as normal sales.

Although the NYMEX contracts represent an economic hedge against price changes on the petroleum products MMP expects to sell in the future, they do not qualify as normal sales or for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended); therefore, MMP recognizes the change in fair value of these contracts currently in earnings. During the three and six months ended June 30, 2009, MMP closed its positions on NYMEX contracts associated with the sale of 0.6 million barrels and 1.1 million barrels, respectively, of gasoline and realized total gains (losses) of $(0.7) million and $14.1 million, respectively. At June 30, 2009, the fair value of MMP’s open NYMEX contracts, representing 1.2 million barrels of petroleum products, was a net loss of $17.3 million, which was recorded as energy commodity derivative contracts on our consolidated balance sheet. These open NYMEX contracts mature between July 2009 and March 2010. At June 30, 2009, MMP had made margin deposits of $25.6 million for these contracts, which was recorded as energy commodity derivatives deposit on our consolidated balance sheet.

Interest Rate Derivatives

MMP uses interest rate derivatives to help manage interest rate risk. As of June 30, 2009, MMP had two offsetting interest rate swap agreements outstanding:

•

In July 2008, MMP entered into a $50.0 million interest rate swap agreement (“Derivative A”) to hedge against changes in the fair value of a portion of the $250.0 million of 6.40% notes due 2018. Derivative A effectively converted $50.0 million of those notes from a 6.40% fixed rate to a floating rate of six-month LIBOR plus 1.83%. Derivative A terminates in July 2018. MMP originally accounted for Derivative A as a fair value hedge. In December 2008, in order to capture the economic value of Derivative A at that time, MMP entered into an offsetting derivative, as described below, and discontinued hedge accounting for Derivative A. The $5.4 million fair value of Derivative A at that time was recorded as an adjustment to long-term debt which is being amortized over the remaining life of the 6.40% fixed-rate notes due 2018. For the three and six months ended June 30, 2009, a loss of $2.5 million and $3.3 million, respectively, was recorded to other income on our consolidated statement of income resulting from the change in fair value of Derivative A.

•

In December 2008, concurrent with the discontinuance of hedge accounting for Derivative A, MMP entered into an offsetting $50.0 million interest rate swap agreement with a different financial institution pursuant to which MMP pays a fixed rate of 6.40% and receives a floating rate of six-month LIBOR plus 3.23%. This agreement terminates in July 2018. MMP entered into this agreement to offset changes in the fair value of Derivative A, excluding changes due to changes in counterparty credit risks. We did not designate this agreement as a hedge for accounting purposes. For the three and six months ended June 30, 2009, a gain of $3.0 million and $3.9 million, respectively, was recorded to other income on our consolidated statement of income resulting from the change in fair value of this agreement.

In addition to the two interest rate swap agreements described above, MMP had the following interest rate swap agreements outstanding as of June 30, 2009:

•

In June 2009, MMP entered into a total of $150.0 million of interest rate swap agreements to hedge against changes in the fair value of a portion of the $300.0 million of 6.55% notes due 2019. MMP has accounted for these agreements as fair value hedges. These agreements effectively convert $150.0 million of MMP’s 6.55% fixed-rate notes issued in June 2009 to floating-rate debt. Under the terms of the agreements, MMP will receive the 6.55% fixed rate of the notes and pay six-month LIBOR in arrears plus 2.18%. The agreements terminate in June 2019, which is the maturity date of the related notes. Payments will settle in January and July each year. During each period, MMP will record the impact of these swaps based on the forward LIBOR curve. Any differences between actual LIBOR determined on the settlement date and MMP’s estimate of LIBOR will result in an adjustment to MMP’s interest expense.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The interest rate derivatives discussed above contain credit-risk-related contingency features. These features provide that: (i) in the event of MMP’s default on any obligation of $25.0 million or more or, (ii) in certain circumstances a change in control of MMP’s general partner or a merger in which MMP’s credit rating becomes “materially weaker”, which would generally be interpreted as falling below investment grade, the counterparties to MMP’s interest rate derivatives agreements can terminate those agreements and require immediate settlement. None of MMP’s interest rate derivatives were in a liability position as of June 30, 2009.

The following is a summary of the current impact of MMP’s historical derivative activity on accumulated other comprehensive loss (“AOCL”) as of and for the three and six months ended June 30, 2008 and 2009 (in thousands):

Hedge	Total Gain (Loss) Realized on Settlement of Hedge	Effective Portion of Gains
		2008			2009
		As of June 30, 2008	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	As of June 30, 2009	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
		Unamortized Amount Recognized in AOCL	Amount Reclassified to Interest Expense from AOCL	Amount Reclassified to Interest Expense from AOCL	Unamortized Amount Recognized in AOCL	Amount Reclassified to Interest Expense from AOCL	Amount Reclassified to Interest Expense from AOCL
Cash flow hedges (date executed):
Interest rate swaps 6.40% Notes (April 2007)	$5,255	$5,044	$(44)	$(88)	$4,869	$(44)	$(88)
Interest rate swaps 5.65% Notes (October 2004)	(6,279)	(4,338)	131	262	(3,815)	131	262
Interest rate swaps and treasury lock 6.45% Notes (May 2004)	5,119	3,029	(128)	(256)	2,517	(128)	(256)

Total cash flow hedges		$3,735	$(41)	$(82)	$3,571	$(41)	$(82)

There was no ineffectiveness recognized on the financial instruments disclosed in the above table during the three and six months ended June 30, 2008 and 2009. As of June 30, 2009, the net gain estimated to be reclassified to interest expense over the next twelve months from AOCL is approximately $0.2 million.

The changes in derivative gains (losses) included in AOCL for the three and six months ended June 30, 2008 and 2009 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative Gains (Losses) Included in AOCL	2008	2009	2008	2009
Beginning balance	$(2,930)	$3,612	$3,817	$3,653
Change in fair value of cash flow hedges	6,706	—	—	—
Reclassification of net gain on cash flow hedges to interest expense	(41)	(41)	(82)	(82)

Ending balance	$3,735	$3,571	$3,735	$3,571

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the current impact of MMP’s historical derivative activity on long-term debt resulting from the termination of or the discontinuance of hedge accounting treatment of MMP’s fair value hedges as of and for the three and six months ended June 30, 2009 (in thousands):

	Total Gain Realized	As of June 30, 2009	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Hedge		Unamortized Amount Recorded in Long-term Debt	Amount Reclassified to Interest Expense from Long-term Debt	Amount Reclassified to Interest Expense from Long-term Debt
Fair value hedges (date executed):
Interest rate swaps 6.40% Notes (July 2008)	$11,652	$10,966	$(304)	$(608)
Interest rate swap 5.65% Notes (October 2004)	3,830	3,321	(113)	(227)

Total fair value hedges		$14,287	$(417)	$(835)

The following is a summary of the effect of derivatives accounted for under SFAS No. 133 that were designated as hedging instruments on our consolidated statement of income for the three and six months ended June 30, 2009 (in thousands):

Derivative Instrument	Location of Gain Recognized on Derivative	Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rate Debt (Related Hedged Item)
		Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Interest rate swap agreements	Interest expense	$48	$48	$(274)	$(274)

The following is a summary of the effect of derivatives accounted for under SFAS No. 133 that were not designated as hedging instruments on our consolidated statement of income for the three and six months ended June 30, 2009 (in thousands):

Derivative Instrument	Location of Gain (Loss) Recognized on Derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Interest rate swap agreements	Other income	$565	$647
NYMEX commodity contracts	Product sales revenues	(19,848)	(23,385)

	Total	$(19,283)	$(22,738)

The following is a summary of the amounts included in our consolidated balance sheet of the fair value of derivatives accounted for under SFAS No. 133 that were designated as hedging instruments as of June 30, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements, current portion	Other current assets	$48	Other current liabilities	$—
Interest rate swap agreements, noncurrent portion	Other noncurrent assets	2,866	Other noncurrent liabilities	—

	Total	$2,914	Total	$—

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the amounts included in our consolidated balance sheet of the fair value of derivatives accounted for under SFAS No. 133 that were not designated as hedging instruments as of June 30, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements, current portion	Other current assets	$718	Other current liabilities	$384
Interest rate swap agreements, noncurrent portion	Other noncurrent assets	5,723	Other noncurrent liabilities	—
NYMEX commodity contracts	Energy commodity derivative contracts	—	Energy commodity derivative contracts	17,279

	Total	$6,441	Total	$17,663

10.	Commitments and Contingencies

Environmental Liabilities. Liabilities recognized for estimated environmental costs were $41.8 million and $38.2 million at December 31, 2008 and June 30, 2009, respectively. Environmental liabilities have been classified as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental liabilities will be paid over the next ten years. Environmental expenses recognized as a result of changes in MMP’s environmental liabilities are included in operating expenses on our consolidated statements of income. Environmental expense (credit) was $(10.3) million and $(7.5) million, respectively, for the three and six months ended June 30, 2008 and $0.9 million and $2.2 million, respectively, for the three and six months ended June 30, 2009. Environmental expenses for second quarter 2008 included the impact of a favorable settlement of a civil penalty related to historical product releases, which resulted in MMP reducing its environmental liability accrual by $12.1 million.

MMP’s environmental liabilities include, among other items, accruals for an ammonia environmental protection agency (“EPA”) issue. In February 2007, MMP received notice from the Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Clean Water Act (“the Act”) with respect to two releases of anhydrous ammonia from MMP’s ammonia pipeline system that was operated by a third party at the time of the releases. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of MMP’s ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million for which the third-party operator has requested indemnification. In March 2007, MMP also received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator has subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. The DOJ stated in its notice to us that it does not expect MMP or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for these matters based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and the third-party operator regarding these two releases. Adjustments to MMP’s recorded liability, which could occur in the near term, could be material to MMP’s and our results of operations and cash flows.

Environmental Receivables. Receivables from insurance carriers related to environmental matters were $4.5 million and $3.9 million at December 31, 2008 and June 30, 2009, respectively.

Unrecognized Product Gains. MMP’s petroleum products terminals operations generate product overages and shortages that result from metering inaccuracies, product evaporation or expansion, product releases and product contamination. Most of the contracts MMP has with its customers state that MMP bears the risk of loss (or gain) from these conditions. When MMP’s petroleum products terminals experience net product shortages, it recognizes expense for those losses in the periods in which they occur. When MMP’s petroleum products terminals experience net product overages, it has product on hand for which it has no cost basis. Therefore, these net overages are not recognized in MMP’s financial statements until the associated barrels are either sold or used to offset product losses. The net unrecognized product overages for MMP’s petroleum products terminals operations had a market value of approximately $3.6 million as of June 30, 2009. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

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

Our general partner approved a long-term incentive plan for independent directors of our general partner and employees that perform services for us and our general partner. The long-term incentive plan primarily consists of phantom units. Our general partner’s board of directors administers the long-term incentive plan. The long-term incentive plan permits the grant of awards covering an aggregate of 150,000 of our limited partner units. The units available under the long-term incentive plan at June 30, 2009 total 120,831.

MMP also has a long-term incentive plan (“LTIP”) for certain of MGG GP employees who perform services for MMP and for directors of its general partner. The LTIP primarily consists of MMP phantom units and permits the grant of awards covering an aggregate of 3.2 million MMP limited partner units. The remaining units available under the LTIP June 30, 2009 total 1.3 million. The compensation committee of MMP’s general partner’s board of directors (the “MMP Compensation Committee”) administers the LTIP and has approved the unit awards discussed below:

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

In January 2008, MMP settled the cumulative amounts of the February 2005 and June 2006 award grants by issuing 196,856 MMP limited partner units and distributing those units to the participants. The difference between the MMP limited partner units issued to the participants and the total units accrued represented the minimum tax withholdings associated with this award settlement. MMP paid associated tax withholdings and employer taxes totaling $5.1 million in January 2008.

In January 2009, MMP settled the cumulative amounts of the remaining 2006 and March 2007 award grants by issuing 209,321 MMP limited partner units and distributing those units to the participants. The difference between the MMP limited partner units issued to the participants and the total units accrued represented the minimum tax withholdings associated with this award settlement. MMP paid associated tax withholdings and employer taxes totaling $4.0 million in January 2009.

Performance-Based Unit Awards

The incentive awards discussed below are subject to forfeiture if employment is terminated for any reason other than retirement, death or disability prior to the vesting date. If an award recipient retires, dies or becomes disabled prior to the end of the vesting period, the recipient’s award grant is prorated based upon the completed months of employment during the vesting period and the award is settled at the end of the vesting period. MMP’s agreement with the LTIP participants requires the LTIP awards described below to be paid out in MMP limited partner units in us. The award grants do not have an early vesting feature except under certain circumstances following a change in control of MMP’s general partner.

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

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounted for as equity. The payout calculation for the remaining 20% of the unit awards will be based on both the attainment of a financial metric and the individual employee’s personal performance as determined by the MMP Compensation Committee. This portion of the award grants has been accounted for as a liability.

The table below summarizes the performance based unit awards granted by the MMP Compensation Committee that have not vested as of June 30, 2009. There was no impact to MMP’s or our cash flows associated with these award grants for the periods presented in this report.

Grant Date	Unit Awards Granted	Estimated Forfeitures	Adjustment to Unit Awards in Anticipation of Achieving Above/ (Below) Target Financial Results	Total Unit Award Accrual	Vesting Date	Unrecognized Compensation Expense (Millions) (1)	Intrinsic Value of Unvested Awards at June 30, 2009 (Millions)
2007 awards:
Tranche 1:	53,230	1,597	51,633	103,266	12/31/09	$0.6	$3.6
Tranche 2:	53,230	1,597	(40,430)	11,203	12/31/09	0.1	0.4
Tranche 3:	53,230	1,597	8,624	60,257	12/31/09	0.9	2.1
2008 awards	189,832	5,695	—	184,137	12/31/10	2.6	6.4
2009 awards	275,994	8,281	—	267,713	12/31/11	4.7	9.3

Total	625,516	18,767	19,827	626,576		$8.9	$21.8

(1)	Unrecognized compensation expense will be recognized over the remaining vesting periods of the respective awards.

The unit awards approved during 2007 are broken into three equal tranches, with each tranche vesting on December 31, 2009. MMP began accruing for Tranche 1 in the first quarter of 2007, Tranche 2 in the first quarter of 2008 and Tranche 3 in the first quarter of 2009, when the MMP Compensation Committee established the financial metric associated with each respective tranche. The unit awards allocated to each tranche are expensed over their respective vesting periods. As of June 30, 2009, the accruals for the payout of Tranches 1, 2 and 3 were 200%, 22% and 117%, respectively.

At its February 2009 meeting, the MMP Compensation Committee adjusted the threshold, target and stretch performance levels for the 2008 awards to reflect the downturn in the economic environment. The MMP Compensation Committee felt that the modifications were necessary to ensure that the awards continued to provide a motivational and retention feature in the current economic environment and maintain the link necessary to encourage its key employees to maximize its long-term financial results. At December 31, 2008, the accrual for the payout of the 2008 awards was 30%. As a result of the adjustment made by the MMP Compensation Committee to the 2008 performance metric, the accrual for the estimated payout of the adjusted 2008 unit awards at June 30, 2009 was 100%.

Retention Awards

The retention awards below are subject to forfeiture if employment is terminated or the employee resigns from their current position for any reason prior to the applicable vesting date. The award grants do not have an early vesting feature. The award grants listed below have been accounted for as equity.

Grant Date	Unit Awards Granted	Estimated Forfeitures	Total Unit Award Accrual	Vesting Date	Unrecognized Compensation Expense (Millions) (1)	Intrinsic Value of Unvested Awards at June 30, 2009 (Millions)
Various	14,248	428	13,820	12/31/10	$0.2	$0.5
Various	41,688	1,876	39,812	12/31/11	0.7	1.4

	55,936	2,304	53,632		$0.9	$1.9

(1)	Unrecognized compensation expense will be recognized over the remaining vesting periods of the respective awards.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Unit Awards

	2007 Awards	2008 Awards	2009 Awards	Retention Awards
Weighted-average per unit grant date fair value of equity awards (1)	$32.30	$27.77	$19.61	$24.11
June 30, 2009 per unit fair value of liability awards (2)	$33.34	$30.49	$27.56	n/a

(1)	Except for the retention awards, approximately 80% of the unit awards are accounted for as equity. Fair value is calculated as MMP’s unit price on the grant date less the present value of estimated cash distributions during the vesting period.
(2)	Approximately 20% of the unit awards are accounted for as liabilities. Fair value is calculated as MMP’s unit price at the end of each accounting period less the present value of estimated cash distributions during the remaining portion of the vesting period.

Compensation Expense Summary

MMP’s equity-based incentive compensation expense is summarized as follows (in thousands):

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Equity Method	Liability Method	Total	Equity Method	Liability Method	Total
2005 awards	$—	$—	$—	$—	$26	$26
2006 awards	645	(8)	637	1,120	167	1,287
2007 awards	259	20	279	635	100	735
2008 awards	401	79	480	669	143	812
Retention awards	(6)	—	(6)	14	—	14

Total	$1,299	$91	$1,390	$2,438	$436	$2,874

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Equity Method	Liability Method	Total	Equity Method	Liability Method	Total
2007 awards	$561	$272	$833	$1,495	$467	$1,962
2008 awards	341	187	528	1,597	479	2,076
2009 awards	351	151	502	700	246	946
Retention awards	100	—	100	196	—	196

Total	$1,353	$610	$1,963	$3,988	$1,192	$5,180

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Distributions

Distributions paid by MMP during 2008 and 2009 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Common Units	General Partner	Total Cash Distribution
02/14/08	$0.6575	$43,884	$19,909	$63,793
05/15/08	0.6725	44,885	20,910	65,795

Through 6/30/08	1.3300	88,769	40,819	129,588
08/14/08	0.6875	45,886	21,911	67,797
11/14/08	0.7025	46,887	22,912	69,799

Total	$2.7200	$181,542	$85,642	$267,184

02/13/09	$0.7100	$47,537	$23,478	$71,015
05/15/09	0.7100	47,537	23,478	71,015

Through 6/30/09	1.4200	95,074	46,956	142,030
08/14/09(a)	0.7100	47,537	23,478	71,015

Total	$2.1300	$142,611	$70,434	$213,045

(a)	MMP GP declared this cash distribution in July 2009 to be paid on August 14, 2009 to unitholders of record at the close of business on August 7, 2009.

Distributions we made during 2008 and 2009 were as follows (in thousands, except per unit amounts):

Payment Date	Distribution Amount	Common Units	General Partner	Total Cash Distribution
02/14/08	$0.3070	$19,232	$3	$19,235
05/15/08	0.3225	20,204	3	20,207

Through 6/30/08	0.6295	39,436	6	39,442
08/14/08	0.3375	21,143	3	21,146
11/14/08	0.3540	22,177	3	22,180

Total	$1.3210	$82,756	$12	$82,768

02/13/09	$0.3590	$22,490	$—	$22,490
05/15/09	0.3590	22,490	—	22,490

Through 6/30/09	0.7180	44,980	—	44,980
08/14/09(a)	0.3590	22,490	—	22,490

	$1.0770	$67,470	$—	$67,470

(a)	MGG GP declared this cash distribution in July 2009 to be paid on August 14, 2009 to unitholders of record at the close of business on August 7, 2009.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total distributions paid to outside and affiliate owners by us and MMP are determined as follows (in thousands):

	Six Months Ended June 30,
	2008	2009
Cash distributions paid by MMP	$129,588	$142,030
Less distributions paid by MMP to its general partner	40,819	46,956

Distributions paid by MMP to outside owners	88,769	95,074
Cash distributions paid by us	39,442	44,980

Total distributions	$128,211	$140,054

13.	Fair Value Disclosures

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosure for financial instruments:

Cash and cash equivalents. The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.

Energy commodity derivatives deposit. This asset (liability) represents a short-term deposit MMP paid (held) associated with its energy commodity derivative contracts. The carrying amount reported in the balance sheet approximates fair value due to the short-term maturity of the underlying contracts.

Acquisition-related escrow deposits. This asset represents various short-term escrow deposits MMP paid. The carrying amount reported in the balance sheet approximates fair value due to the short-term maturity of the instruments.

Long-term receivables. Fair value was determined by discounting estimated future cash flows by the rates inherent in the long-term instruments adjusted for the change in the risk-free rate since inception of the instrument.

Energy commodity derivative contracts. The carrying amounts reported in the balance sheet represent fair value of the asset (liability). See Note 9—Derivative Financial Instruments.

Debt. The fair value of MMP’s publicly traded notes, excluding the value of interest rate swaps qualifying as fair value hedges, was based on the prices of those notes at December 31, 2008 and June 30, 2009. The carrying amount of borrowings under MMP’s revolving credit facility at December 31, 2008 approximates fair value due to the variable rates of that instrument.

Interest rate swaps. Fair value was determined based on an assumed exchange, at each year end, in an orderly transaction with the financial institution counterparties of the interest rate derivative agreements.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the carrying amounts and fair values of our financial instruments as of December 31, 2008 and June 30, 2009 (in thousands):

	December 31, 2008		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$33,241	$33,241	$91,203	$91,203
Energy commodity derivatives deposit	(18,994)	(18,994)	25,609	25,609
Acquisition-related escrow deposits	—	—	14,800	14,800
Long-term receivables	7,119	5,249	6,270	5,739
Energy commodity derivative contracts	20,200	20,200	(17,279)	(17,279)
Debt	(1,083,485)	(934,975)	(1,314,520)	1,303,380
Interest rate swaps:
$50.0 million (July 2008)	7,542	7,542	3,876	3,876
$50.0 million (December 2008)	(1,770)	(1,770)	2,181	2,181
$75.0 million (June 2009)	—	—	1,457	1,457
$75.0 million (June 2009)	—	—	1,457	1,457

Fair Value Measurements

The following tables summarize the fair value measurements of MMP’s NYMEX commodity contracts and interest rate swap agreements as of December 31, 2008 and June 30, 2009, based on the three levels established by SFAS No. 157, Fair Value Measurements (in thousands):

		Asset Fair Value Measurements as of December 31, 2008 using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
NYMEX commodity contracts	$20,200	$20,200	$—	$—
Interest rate swap agreements (date executed):
$50.0 million (July 2008)	7,542	—	7,542	—
$50.0 million (December 2008)	(1,770)	—	(1,770)	—

		Asset Fair Value Measurements as of June 30, 2009 using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
NYMEX commodity contracts:	$(17,279)	$(17,279)	$—	$—
Interest rate swap agreements (date executed):
$50.0 million (July 2008)	3,876	—	3,876	—
$50.0 million (December 2008)	2,181	—	2,181	—
$75.0 million (June 2009)	1,457	—	1,457	—
$75.0 million (June 2009)	1,457	—	1,457	—

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Assignment of Supply Agreement

As part of MMP’s acquisition of a pipeline system in October 2004, MMP assumed a third-party supply agreement. Under this agreement, MMP was obligated to supply petroleum products to one of its customers until 2018. At the time of this acquisition, MMP believed that the profits it would receive from the supply agreement were below the fair value of its tariff-based shipments on this pipeline and established a liability for the expected shortfall. On March 1, 2008, MMP assigned this supply agreement and sold related inventory of $47.6 million to a third-party entity. Further, MMP returned its former customer’s cash deposit, which was $16.5 million at the time of the assignment. During first quarter 2008, MMP obtained a full release from the supply customer; therefore, MMP has no future obligation to perform under this supply agreement, even in the event the third-party assignee is unable to perform its obligations under the agreement. As a result, MMP wrote off the unamortized amount of the liability and recognized a gain of $26.5 million in the first quarter 2008.

15.	Simplification Agreement

In March 2009, we and our general partner and MMP and its general partner entered into an Agreement Relating to Simplification of Capital Structure (the “Simplification Agreement”). Pursuant to the Simplification Agreement, if approved by both our and MMP’s unitholders, we will amend and restate our existing partnership agreement to provide for the transformation of the incentive distribution rights and approximate 2% general partner interest owned by MMP GP, MMP’s general partner, into common units in MMP and a non-economic general partner interest (the “transformation”). Once the transformation is complete, MMP GP, our wholly-owned subsidiary, will distribute the common units in MMP that it receives in the transformation to us (the “unit distribution”). Once the transformation and unit distribution are complete, pursuant to a Contribution and Assumption Agreement among us, MGG MH (our general partner), MMP and MMP GP (MGG’s general partner): (i) we will contribute 100% of our member interests in our general partner to MMP’s general partner; (ii) we will contribute 100% of the member interests in MMP’s general partner to MMP; (iii) we will contribute to MMP all of our cash and assets, other than the common units in MMP we receive in the unit distribution; and (iv) MMP will assume all of our liabilities (collectively, the “contributions”). Once the transformation, unit distribution and contributions are complete, we will dissolve and wind-up and distribute the common units in MMP we receive in the unit distribution to our unitholders (the “redistribution”).

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

During the three and six months ended June 30, 2009, we incurred $1.3 million and $6.7 million of costs, respectively (including $0.9 million and $3.8 million, respectively, incurred by MMP), associated with the simplification of our capital structure. In accordance with SFAS No. 160, we charged these costs to equity. The amount for the six months ended June 30, 2009 was reported under the caption “Simplification of capital structure” in the financing activities section of our consolidated statements of cash flows.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Reimbursable Costs

The reimbursable costs reported as current assets on our consolidated balance sheets were $8.2 million and $13.4 million at December 31, 2008 and June 30, 2009, respectively. These balances primarily represent costs we have incurred related to claims we have not yet filed with our insurance carriers but for which we expect to be reimbursed.

17.	Subsequent Events

We evaluated subsequent events through August 4, 2009, the date we issued our consolidated statements of income and consolidated statements of comprehensive income for the three and six months ended June 30, 2008 and 2009, our consolidated balance sheets as of December 31, 2008 and June 30, 2009 and our consolidated statements of cash flows for the six months ended June 30, 2008 and 2009. No recognizable subsequent events occurred during this period.

The following non-recognizable events occurred during the period in which we evaluated subsequent events:

•

On July 29, 2009, MMP acquired substantially all of the assets of Longhorn Partners Pipeline, L.P. (“Longhorn”) for $250.0 million plus the fair market value of the line fill of $86.1 million. The assets of Longhorn include an approximate 700-mile common carrier pipeline system that transports refined petroleum products from Houston to El Paso, Texas, a terminal in El Paso, Texas comprised of a 5-bay truck loading rack and over 900,000 barrels of storage.

•

On July 27, 2009, MMP GP declared a quarterly distribution of $0.71 per MMP unit to be paid on August 14, 2009, to MMP unitholders of record at the close of business on August 7, 2009, which will result in distribution payments to the MMP limited partners and MMP GP of $47.5 million and $23.5 million, respectively. We will receive approximately $23.5 million of that distribution as a result of our ownership interest in MMP GP, which owns a general partner interest and the incentive distribution rights in MMP (see Note 12—Distributions for details).

•

On July 27, 2009, our general partner declared a quarterly distribution of $0.359 per unit to be paid on August 14, 2009, to unitholders of record at the close of business on August 7, 2009. The total cash distributions to be paid are $22.5 million (see Note 12—Distributions for details).

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

Recent Developments

Simplification Agreement. In March 2009, we and our general partner and MMP and its general partner entered into an Agreement Relating to Simplification of Capital Structure (the “Simplification Agreement”). Pursuant to the Simplification Agreement, if approval by both our and MMP’s unitholders, MMP will amend and restate its existing partnership agreement to provide for the transformation of the incentive distribution rights and approximate 2% general partner interest owned by MMP GP, its general partner, into MMP common units and a non-economic general partner interest (the “transformation”). Once the transformation is complete, MMP GP, our wholly-owned subsidiary, will distribute the MMP common units it receives in the transformation to us (the “unit distribution”). Once the transformation and unit distribution are complete, pursuant to a Contribution and Assumption Agreement among us, Magellan Midstream Holdings GP, LLC (our general partner), MMP and MMP GP: (i) we will contribute 100% of our member interests in our general partner to; (ii) we will contribute 100% of the member interests in MMP’s general partner to MMP; (iii) we will contribute to MMP all of our cash and assets, other than the MMP common units we receive in the unit distribution; and (iv) MMP will assume all of our liabilities (collectively, the “contributions”). Once the transformation, unit distribution and contributions are complete, pursuant to the Simplification Agreement, we will dissolve and wind-up and distribute the MMP common units we receive in the distribution to our unitholders (the “redistribution”).

Pursuant to the Simplification Agreement, we will receive approximately 39.6 million MMP common units in the transformation and unit distribution and each of our unitholders will receive 0.6325 MMP common units in the redistribution for each of our common units. MMP unitholders will continue to own their existing MMP common units.

Currently, MMP is a consolidated subsidiary of ours. We control and operate MMP through our 100% ownership interest in its general partner. Assuming the simplification of the capital structure as described above is approved by both our and MMP’s unitholders, our general partner and MMP’s general partner will legally become wholly-owned subsidiaries of MMP and we will be dissolved. For accounting purposes, however, we will be considered the accounting acquirer of our non-controlling interest. Therefore, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 160, Non-Controlling Interests in Consolidated Financial Statements, the changes in our ownership interest in MMP will be accounted for as an equity transaction and no gain or loss will be recognized as a result of the simplification of the capital structure.

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

The simplification is expected to be consummated in the third quarter of 2009, subject to customary closing conditions and majority approval of our and MMP’s unitholders.

We and MMP have filed a joint proxy statement/prospectus and other documents with the Securities and Exchange Commission (“SEC”) in relation to the simplification. Investors and security holders are urged to read these documents carefully because they contain important information regarding us, MMP and the simplification. A definitive joint proxy statement/prospectus has been sent to our and MMP’s unitholders seeking their approvals as contemplated by the Simplification Agreement. Investors and security holders may obtain a free copy of the joint proxy statement/prospectus and other documents containing information about us and MMP at the SEC’s website at www.sec.gov. The meeting date for consideration of the Simplification Agreement is September 25, 2009. Unitholders of record on July 27, 2009 are eligible to vote on this matter. Copies of the joint proxy statement/prospectus and the SEC filings incorporated by reference in the joint proxy statement/prospectus may also be obtained free of charge by contacting our investor relations at (918) 574-7650, or by accessing www.magellanlp.com or www.mgglp.com.

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

Longhorn Pipeline Acquisition. On July 29, 2009, MMP acquired substantially all of the assets of Longhorn Partners Pipeline, L.P. (“Longhorn”) for $250.0 million plus the fair market value of the line fill of $86.1 million. The assets of Longhorn include an approximate 700-mile common carrier pipeline system that transports refined petroleum products from Houston to El Paso, Texas, a terminal in El Paso, Texas comprised of a 5-bay truck loading rack and over 900,000 barrels of storage. The El Paso, Texas terminal serves local petroleum products demand and distributes product to connecting third-party pipelines for ultimate delivery to markets in Arizona and New Mexico.

MMP Debt Issuance. In June 2009, MMP issued $300.0 million of 6.55% notes due 2019. See Liquidity and Capital Resources below for further discussion of this matter.

Cash distribution. During July 2009, the board of directors of our general partner declared a quarterly cash distribution of $0.359 per unit for the period of April 1 through June 30, 2009. This quarterly cash distribution will be paid on August 14, 2009 to unitholders of record on August 7, 2009.

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

Results of Operations

The results of our operations discussed below principally reflect the activities of MMP. Because our financial statements consolidate the results of MMP, our financial statements are similar to MMP’s. The differences in our financial statements primarily include the following adjustments:

•

Fair value adjustments to MMP’s assets and liabilities. Our June 2003 acquisition of interests in MMP was recorded as a purchase business combination. As a result, our consolidated financial statements reflect adjustments to the historical cost reflected on MMP’s balance sheet for the fair value of our proportionate share of MMP’s assets and liabilities at the time of our acquisition. These fair value adjustments further result in certain differences between our income statement and MMP’s income statement, as the depreciation, amortization, accretion or write-off of certain assets and liabilities is based on different values;

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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2009

	Three Months Ended June 30,		Variance Favorable (Unfavorable)
	2008	2009	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)

Transportation and terminals revenues:
Petroleum products pipeline system	$121.4	$122.0	$0.6	—
Petroleum products terminals	36.0	40.7	4.7	13
Ammonia pipeline system	6.0	5.3	(0.7)	(12)
Intersegment eliminations	(0.8)	(1.3)	(0.5)	(63)

Total transportation and terminals revenues	162.6	166.7	4.1	3
Affiliate management fee revenue	0.2	0.2	—	—
Operating expenses:
Petroleum products pipeline system	39.8	44.4	(4.6)	(12)
Petroleum products terminals	15.7	15.1	0.6	4
Ammonia pipeline system	2.8	3.2	(0.4)	(14)
Intersegment eliminations	(1.5)	(1.8)	0.3	20

Total operating expenses	56.8	60.9	(4.1)	(7)

Product margin:
Product sales revenues	110.3	41.3	(69.0)	(63)
Product purchases	75.3	41.0	34.3	46

Product margin	35.0	0.3	(34.7)	(99)
Equity earnings	1.4	0.9	(0.5)	(36)

Operating margin	142.4	107.2	(35.2)	(25)
Depreciation and amortization expense	21.3	23.1	(1.8)	(8)
G&A expense	19.0	20.2	(1.2)	(6)

Operating profit	102.1	63.9	(38.2)	(37)
Interest expense (net of interest income and interest capitalized)	11.4	14.7	(3.3)	(29)
Debt placement fee amortization expense	0.1	0.2	(0.1)	(100)
Other income	(0.3)	(0.5)	0.2	67

Income before provision for income taxes	90.9	49.5	(41.4)	(46)
Provision for income taxes	0.5	0.4	0.1	20

Net income	$90.4	$49.1	$(41.3)	(46)

Operating Statistics

Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.169	$1.202
Volume shipped (million barrels)	77.3	73.9
Petroleum products terminals:
Marine terminal average storage utilized (million barrels per month)	22.8	26.2
Inland terminal throughput (million barrels)	28.3	27.9
Ammonia pipeline system:
Volume shipped (thousand tons)	227	171

Transportation and terminals revenues increased by $4.1 million as shown below:

•

an increase in petroleum products pipeline system revenues of $0.6 million primarily attributable to higher revenues related to leased storage, partially offset by lower transportation revenues. The higher leased storage revenues resulted from new storage capacity. The lower transportation revenues resulted from a decrease in distillate shipments reflecting weak trucking and rail demand, partially offset by an increase in gasoline shipments reflecting an overall increase in consumer demand for gasoline;

•

an increase in petroleum products terminals revenues of $4.7 million due to higher revenues at both MMP’s marine and inland terminals. Marine revenues increased primarily due to operating results from additional storage tanks at MMP’s Galena Park, Texas and Wilmington, Delaware facilities that were placed into service over the past year. Inland revenues benefitted from higher butane blending and ethanol blending fees that offset lower throughput volumes; and

•

a decrease in ammonia pipeline system revenues of $0.7 million due to lower shipments resulting primarily from an increase in system maintenance and testing, which negatively impacted volumes for the quarter, and unfavorable weather conditions.

Operating expenses increased by $4.1 million as shown below:

•

an increase in petroleum products pipeline system expenses of $4.6 million due primarily to a $12.1 million reduction to MMP’s operating expenses in second quarter 2008 due to the favorable settlement of a civil penalty related to historical product releases. Otherwise, current period costs were $8.0 million favorable due to more favorable product overages, lower maintenance spending resulting from less testing and rehabilitation work being performed, and favorable power costs as a result of lower prices for natural gas and electricity in the current quarter;

•	a decrease in petroleum products terminals expenses of $0.6 million primarily related to lower maintenance integrity costs;

•	an increase in ammonia pipeline system expenses of $0.4 million primarily due to an increase in system maintenance and testing.

Product sales revenues primarily resulted from MMP’s petroleum products blending activities, terminal product gains and transmix fractionation. Product margin decreased $34.7 million primarily because of the timing differences of when profits on product sales are recognized under forward sales contracts, which MMP was using in second quarter 2008, versus under New York Mercantile Exchange (“NYMEX”) contracts, which MMP has been predominately using to hedge price changes for future product sales since third quarter 2008. MMP applied normal sales accounting to the forward sales contracts it entered into; therefore, all of the profit on product sales under these agreements was recognized in the second quarter of 2008 when the physical delivery of the product occurred. Because the NYMEX contracts MMP has been using do not qualify for hedge accounting, MMP marks these contracts to market at the end of each accounting period. NYMEX losses in the current quarter totaled $19.9 million, which contributed to the $34.7 million decrease in product margin for the period. However, $15.7 million of the current quarter NYMEX losses were associated with commodity related activities that will occur in future periods. In addition, MMP recognized $3.5 million of profits from NYMEX contracts in prior periods associated with commodity related activities that occurred this quarter. These two NYMEX events combined accounted for $19.2 million of the $34.7 million decrease in product margin for the period. Lower product prices in 2009 compared to 2008 account for most of the remaining variance.

Depreciation and amortization increased by $1.8 million principally related to expansion capital projects placed into service over the past year.

Affiliate G&A expense increased by $1.2 million due primarily to higher personnel costs, additional costs associated with potential growth projects and higher equity-based incentive compensation expense. The increase in equity-based incentive compensation expense was principally due to the expense associated with the final tranche of the MMP unit awards issued in 2007 being recognized over a shorter period.

Interest expense, net of interest income and interest capitalized, increased $3.3 million. MMP’s average debt outstanding, excluding fair value adjustments for interest rate hedges, increased to $1,178.8 million for the 2009 period from $945.1 million for the 2008 period principally due to borrowings for expansion capital expenditures. The weighted-average interest rate on MMP’s borrowings decreased to 5.3% in second quarter 2009 from 5.4% in second quarter 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2009

	Six Months Ended June 30,		Variance Favorable (Unfavorable)
	2008	2009	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)

Transportation and terminals revenues:
Petroleum products pipeline system	$227.9	$236.9	$9.0	4
Petroleum products terminals	69.6	78.9	9.3	13
Ammonia pipeline system	11.4	8.5	(2.9)	(25)
Intersegment eliminations	(1.5)	(2.6)	(1.1)	(73)

Total transportation and terminals revenues	307.4	321.7	14.3	5
Affiliate management fee revenue	0.4	0.4	—	—
Operating expenses:
Petroleum products pipeline system	81.9	88.1	(6.2)	(8)
Petroleum products terminals	28.2	30.4	(2.2)	(8)
Ammonia pipeline system	5.1	6.3	(1.2)	(24)
Intersegment eliminations	(3.0)	(3.5)	0.5	17

Total operating expenses	112.2	121.3	(9.1)	(8)

Product margin:
Product sales revenues	312.0	99.0	(213.0)	(68)
Product purchases	252.9	93.6	159.3	63

Product margin	59.1	5.4	(53.7)	(91)
Gain on assignment of supply agreement	26.5	—	(26.5)	(100)
Equity earnings	1.8	1.4	(0.4)	(22)

Operating margin	283.0	207.6	(75.4)	(27)
Depreciation and amortization expense	42.3	46.3	(4.0)	(9)
G&A expense	37.3	41.3	(4.0)	(11)

Operating profit	203.4	120.0	(83.4)	(41)
Interest expense (net of interest income and interest capitalized)	22.7	29.1	(6.4)	(28)
Debt placement fee amortization expense	0.3	0.4	(0.1)	(33)
Other income	(0.3)	(0.6)	0.3	100

Income before provision for income taxes	180.7	91.1	(89.6)	(50)
Provision for income taxes	1.0	0.8	0.2	20

Net income	$179.7	$90.3	$(89.4)	(50)

Operating Statistics

Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.161	$1.174
Volume shipped (million barrels)	146.2	145.6
Petroleum products terminals:
Marine terminal average storage utilized (million barrels per month)	22.8	25.6
Inland terminal throughput (million barrels)	55.4	53.9
Ammonia pipeline system:
Volume shipped (thousand tons)	447	295

Transportation and terminals revenues increased $14.3 million as shown below:

•

an increase in petroleum products pipeline system revenues of $9.0 million primarily attributable to higher revenues related to leased storage, ethanol blending and higher transportation revenues. The higher leased storage revenues resulted from new storage capacity. Transportation revenues increased as a result of higher average tariffs due in part to our mid-year tariff escalations. Transportation volumes were down slightly between periods as an increase in gasoline shipments was offset by lower diesel and aviation fuel shipments;

•

an increase in petroleum products terminals revenues of $9.3 million due to higher revenues at both MMP’s marine and inland terminals. Marine revenues increased primarily at MMP’s Galena Park, Texas and Wilmington, Delaware facilities due to leasing new storage tanks placed in service over the past year and higher storage rates. Inland revenues benefitted from higher fees due to ethanol blending; and

•

a decrease in ammonia pipeline system revenues of $2.9 million due to lower shipments primarily resulting from operational issues at two of MMP’s customers’ plants during first quarter 2009, increased system maintenance and testing during second quarter 2009 and unfavorable spring 2009 weather conditions, which slowed demand for ammonia, partially offset by higher average tariffs.

Operating expenses increased by $9.1 million as shown below:

•

an increase in petroleum products pipeline system expenses of $6.2 million due primarily to a $12.1 million reduction to operating expenses in 2008 resulting from the favorable settlement of a civil penalty related to historical product releases. Otherwise, current period costs were $6.3 million favorable due to lower power costs resulting from lower prices for natural gas and electricity, more favorable product overages and lower environmental expenses, partially offset by higher maintenance spending resulting from more testing and rehabilitation work being performed and higher personnel costs;

•

an increase in petroleum products terminals expenses of $2.2 million due primarily to gains recognized in 2008 from insurance proceeds received for hurricane damages sustained during 2005. Additionally, higher personnel costs contributed to the increase; and

•

an increase in ammonia pipeline system expenses of $1.2 million primarily due to an increase in system maintenance and testing and higher environmental costs in 2009 resulting from increases in several environmental accruals related to historical product releases.

Product sales revenues primarily resulted from MMP’s petroleum products blending activities, terminal product gains and transmix fractionation. Product margin decreased $53.7 million primarily because of the timing differences of when profits on product sales are recognized under forward sales contracts, which MMP was using in first and second quarters of 2008, versus under NYMEX contracts, which MMP has been predominately using to hedge price changes for future product sales since third quarter 2008. MMP applied normal sales accounting to the forward sales contracts it entered into; therefore, all of the profit on product sales under these agreements that matured in the first and second quarters of 2008 was recognized in those periods, which was when the physical sale of the product occurred. Because the NYMEX contracts MMP has been using do not qualify for hedge accounting, MMP marks these contracts to market at the end of each accounting period. Year-to-date 2009 NYMEX losses totaled $23.4 million, which contributed to the $53.7 million decrease in product margins for the period. However, $17.3 million of these losses were associated with commodity related activities that will occur in future periods. In addition, MMP recognized $20.2 million of profits from NYMEX contracts during 2008 associated with commodity related activities that occurred during 2009. These two NYMEX events combined accounted for $37.5 million of the $53.7 million decrease in product margin for the period. Lower product prices in 2009 compared to 2008 account for most of the remaining variance.

The 2008 period benefited from a $26.5 million gain on the assignment of a third-party supply agreement during March 2008. The gain resulted from the write-off of the unamortized amount of a liability MMP recognized related to the fair value of the agreement, which MMP assumed as part of its acquisition of certain pipeline assets in October 2004.

Depreciation and amortization expense increased by $4.0 million related to expansion capital projects placed into service over the past year.

Affiliate G&A expense increased by $4.0 million primarily due to higher equity-based incentive compensation expense, higher personnel costs and higher costs associated with potential growth projects. Equity-based incentive compensation expense increased principally due to additional accruals recognized from the modification of the 2008 MMP unit awards and because the expense associated with the final tranche of the MMP unit awards issued in 2007 is being recognized over a shorter period.

Interest expense, net of interest income and interest capitalized, increased $6.4 million. Our average consolidated debt outstanding, excluding fair value adjustments for interest rate hedges, increased to $1,135.9 million for the 2009 period from $951.4 million for the 2008 period principally due to MMP’s borrowings for expansion capital expenditures. The weighted-average interest rate on MMP’s borrowings increased to 5.5% in 2009 from 5.4% in 2008.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities was $215.8 million and $91.8 million for the six months ended June 30, 2008 and 2009, respectively. The $124.0 million decrease from 2008 to 2009 was primarily attributable to:

•	a decrease in net income of $62.9 million, excluding the $26.5 million non-cash gain on assignment of the supply agreement in 2008;

•

a $70.2 million decrease resulting from an $25.4 million increase in inventory in 2009 versus a $44.8 million decrease in inventory in 2008. The increase in 2009 is primarily due to additional purchases of natural gas liquids inventory used for MMP’s petroleum products blending activity to take advantage of favorable market conditions. The decrease in 2008 is primarily due to the sale of petroleum products inventory when MMP assigned its product supply agreement to a third party in March 2008; and

•

a $25.4 million decrease resulting from a $2.5 million decrease in accrued product purchases in 2009 versus a $22.9 million increase in 2008 due primarily to the timing of invoices received from vendors and suppliers.

These decreases were partially offset by:

•

an $18.5 million favorable cash flow variance resulting from the repayment of the supply agreement deposit in 2008 associated with the assignment of MMP’s product supply agreement to a third party; and

•

a $9.4 million increase resulting from a $3.6 million decrease in environmental liabilities in 2009 versus a $13.0 million decrease in environmental liabilities in 2008. The decrease in environmental liabilities during 2008 is principally due to the favorable settlement of MMP’s petroleum products Environmental Protection Agency (“EPA”) issue.

Net cash used by investing activities for the six months ended June 30, 2008 and 2009 was $135.2 million and $114.7 million, respectively. During 2009, MMP spent $96.4 million for capital expenditures and $14.8 million for escrow deposits associated with acquisitions MMP expects to complete during third quarter 2009. Capital expenditures in 2009 included $22.4 million for maintenance capital, including $1.1 million of spending that would have been covered by MMP’s indemnification settlement with a former affiliate or by insurance, and $74.0 million for expansion capital. During 2008, MMP spent $132.0 million for capital expenditures, which included $18.2 million for maintenance capital, including $2.1 million of spending that would have been covered by MMP’s indemnification settlement or by insurance, and $113.8 million for expansion capital. Additionally, MMP acquired a petroleum products terminal in Bettendorf, Iowa for $12.0 million in first quarter 2008.

Net cash provided (used) by financing activities for the six months ended June 30, 2008 and 2009 was $(81.2) million and $79.2 million, respectively. During 2009, borrowings under notes (net of discounts) of $299.0 million were used to repay $208.3 million of borrowings on MMP’s revolving credit facility, with the balance to be used for general purposes, including capital expenditures. Net borrowings on the revolver during 2009, prior to MMP’s repayment of the $208.3 million in June 2009, were $138.3 million. Additionally, we paid cash distributions of $45.0 million to our unitholders and MMP paid cash distributions of $95.1 million to its owners other than us. During 2008, we paid cash distributions of $39.4 million to our unitholders and MMP paid cash distributions of $88.8 million to its owners other than us, while net borrowings on MMP’s revolving credit facility, primarily to finance expansion capital projects and acquisitions, were $36.3 million.

MMP’s general partner declared a quarterly distribution of $0.71 per MMP limited partner unit associated with the second quarter of 2009, which will result in distribution payments to the MMP limited partners and MMP’s general partner of $47.5 million and $23.5 million, respectively. We will receive $23.5 million of these distributions related to our ownership of the general partner interest and incentive distribution rights in MMP. As a result, our general partner declared an initial quarterly distribution of $0.359 for each of our limited partner units also associated with the second quarter of 2009. The total distribution to be paid on our 62.6 million outstanding limited partner units will be $22.5 million. If we continue to pay cash distributions at this current level and the number of outstanding units remains the same, we will pay total cash distributions of $90.0 million on an annual basis.

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

During second quarter 2009, MMP’s maintenance capital spending was $11.1 million, including $1.2 million of spending that would have been covered by MMP’s indemnification settlement with a former affiliate or by insurance. For the six months ended June 30, 2009, MMP’s maintenance capital spending was $22.4 million, including $2.1 million of spending that would have been covered by MMP’s indemnification settlement with a former affiliate or by insurance. MMP has received the entire $117.5 million under its indemnification settlement agreement.

For 2009, MMP expects to incur maintenance capital expenditures for its existing businesses of approximately $52.0 million, including $7.0 million of maintenance capital that has already been reimbursed to MMP through its indemnification settlement or will be reimbursed by third parties and $7.0 million of transition capital related to the acquisition of substantially all of the assets of Longhorn Pipeline.

In addition to maintenance capital expenditures, MMP also incurs expansion capital expenditures at its existing facilities. During second quarter 2009, MMP spent $37.7 million for organic growth projects. For the six months ended June 30, 2009, MMP has spent $74.0 million for organic growth projects. Based on the progress of expansion projects already underway, MMP expects to spend approximately $250.0 million of organic growth capital during 2009, with an additional $90.0 million in future years to complete these projects. Further, we have spent $250.0 million on the acquisition of the Longhorn Pipeline assets during July 2009.

Liquidity

As of June 30, 2009, total debt reported on our consolidated balance sheet was $1,314.5 million. The difference between this amount and the $1,300.0 million face value of MMP’s outstanding debt results from gains and losses realized on various cash flow hedges and unamortized discounts on debt issuances.

Our Debt

As of June 30, 2009, we had no debt outstanding other than MMP’s debt, which is consolidated on our financial statements.

Working Capital Loan. In May 2009, we entered into a loan agreement with an independent financial institution which matures in May 2010. Borrowings under the new loan agreement may not exceed $3.5 million, will be unsecured and will bear interest at the greater of 4.25% or one-year LIBOR plus 2.25%. There were no borrowings under this facility as of June 30, 2009.

MMP Debt

Revolving Credit Facility. The total borrowing capacity under MMP’s revolving credit facility, which matures in September 2012, is $550.0 million. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.3% to 0.8% based on MMP’s credit ratings and amounts outstanding under the facility. Additionally, a commitment fee is assessed at a rate from 0.05% to 0.125%, depending on MMP’s credit ratings. Borrowings under this facility are used primarily for general purposes, including capital expenditures. As of June 30, 2009, there was no outstanding balance under this facility; however, $3.9 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets.

6.45% Notes due 2014. In May 2004, MMP sold $250.0 million of 6.45% notes due 2014 in an underwritten public offering at 99.8% of par. Including the impact of amortizing the gains realized on pre-issuance hedges associated with these notes, the effective interest rate of these notes is 6.3%.

5.65% Notes due 2016. In October 2004, MMP sold $250.0 million of 5.65% notes due 2016 in an underwritten public offering at 99.9% of par. The outstanding principal amount of the notes was increased by $3.3 million at June 30, 2009 for the unamortized portion of a gain realized upon termination of a related interest rate swap. Including the impact of amortizing this gain, as well as gains realized on pre-issuance hedges associated with these notes, the effective interest rate of these notes is 5.7%.

6.40% Notes due 2018. In July 2008, MMP issued $250.0 million of 6.40% notes due 2018 in an underwritten public offering. The outstanding principal amount of the notes was increased by $11.0 million at June 30, 2009 for the unamortized portion of gains realized upon termination or discontinuation of hedge accounting treatment of associated interest rate swaps. Including the impact of amortizing these gains, the effective interest rate of these notes is 5.9%.

6.55% Notes due 2019. In June 2009, MMP issued $300.0 million of 6.55% notes due 2019 in an underwritten public offering. The notes were issued for the discounted price of 99.7%, or $299.0 million. Net proceeds from the offering, after underwriter discounts of $2.0 million and offering costs of $0.1 million that we have incurred through June 30, 2009, were $296.9 million. The net proceeds were used to repay the $208.3 million of borrowings outstanding under MMP’s revolving credit facility at that time, and the balance will be used for general purposes, including capital expenditures. In connection with this offering, MMP entered into interest rate swap agreements to effectively convert $150.0 million of these notes to floating-rate debt (see Interest Rate Derivatives, below). The outstanding principal amount of the notes was increased by $2.9 million at June 30, 2009 for the fair value of the associated interest rate swap agreements. Including the impact of these agreements, the weighted-average interest rate of these notes at June 30, 2009 was 5.4%.

6.40% Notes due 2037. In April 2007, MMP issued $250.0 million of 6.40% notes due 2037 in an underwritten public offering at 99.6% of par. Including the impact of amortizing the gains realized on pre-issuance hedges associated with these notes, the effective interest rate on these notes is 6.3%.

Interest Rate Derivatives. MMP uses interest rate derivatives to help manage interest rate risk. As of June 30, 2009, MMP had two offsetting interest rate swap agreements outstanding:

•

In July 2008, MMP entered into a $50.0 million interest rate swap agreement (“Derivative A”) to hedge against changes in the fair value of a portion of the $250.0 million of 6.40% notes due 2018. Derivative A effectively converted $50.0 million of those notes from a 6.40% fixed rate to a floating rate of six-month LIBOR plus 1.83%. Derivative A terminates in July 2018. MMP originally accounted for Derivative A as a fair value hedge. On December 8, 2008, in order to capture the economic value of Derivative A at that time, MMP entered into an offsetting derivative, as described below, and discontinued hedge accounting. The $5.4 million fair value of Derivative A at that time was recorded as an adjustment to long-term debt which is being amortized over the remaining life of the 6.40% fixed-rate notes due 2018. For the three and six months ended June 30, 2009, a loss of $2.5 million and $3.3 million, respectively, was recorded to other income on our consolidated statement of income resulting from the change in fair value of Derivative A.

•

In December 2008, concurrent with the discontinuance of hedge accounting for Derivative A, MMP entered into an offsetting $50.0 million interest rate swap agreement with a different financial institution pursuant to which MMP pays a fixed rate of 6.40% and receives a floating-rate of six-month LIBOR plus 3.23%. This agreement terminates in July 2018. MMP entered into this agreement to offset changes in the fair value of Derivative A, excluding changes due to changes in counterparty credit risks. MMP did not designate this agreement as a hedge for accounting purposes. For the three and six months ended June 30, 2009, a gain of $3.0 million and $3.9 million, respectively, was recorded to other income on our consolidated statement of income resulting from the change in fair value of this agreement.

In addition to the two interest rate swap agreements described above, MMP had the following interest rate swap agreements outstanding as of June 30, 2009:

•

In June 2009, MMP entered into a total of $150.0 million of interest rate swap agreements to hedge against changes in the fair value of a portion of the $300.0 million of 6.55% notes due 2019. MMP has accounted for these agreements as fair value hedges. These agreements effectively convert $150.0 million of MMP’s 6.55% fixed-rate notes issued in June 2009 to floating rate debt. Under the terms of the agreements, MMP will receive the 6.55% fixed rate of the notes and pay six-month LIBOR in arrears plus 2.18%. The agreements terminate in June 2019, which is the maturity date of the related notes. Payments will settle in January and July each year. During each period, MMP will record the impact of these swaps based on the forward LIBOR curve. Any differences between actual LIBOR determined on the settlement date and MMP’s estimate of LIBOR will result in an adjustment to MMP’s interest expense.

Credit Ratings. MMP’s current corporate credit ratings are BBB by Standard and Poor’s and Baa2 by Moody’s Investor Services.

Off-Balance Sheet Arrangements

None.

Contractual Obligations Update

During July 2009, MMP entered into an unconditional agreement to acquire substantially all of the assets of Longhorn for $250.0 million plus the fair market value of the line fill of $86.1 million. This transaction was completed and the obligation settled in July 2009. This obligation was not reflected in the contractual obligations table in our 2008 Annual Report on Form 10-K.

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

Ammonia EPA Issue. In February 2007, MMP received notice from the Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Clean Water Act (“the Act”) with respect to two releases of anhydrous ammonia from MMP’s ammonia pipeline system that was operated by a third party at the time of the releases. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of MMP’s ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million for which the third-party operator has requested indemnification. In March 2007, MMP also received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. The DOJ stated in its notice to us that it does not expect MMP or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for these matters based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and the third-party operator regarding these two releases. Adjustments to MMP’s recorded liability, which could occur in the near term, could be material to MMP’s and our results of operations and cash flows.

Other Items

NYMEX Contracts. MMP began using NYMEX contracts during third quarter of 2008 as economic hedges against changes in the future price of petroleum products. Gains and losses on these contracts are recognized in income each period when these contracts are marked to market and realized when the related physical sale of the product occurs and the NYMEX contracts are settled. The following tables provide a summary of gains / (losses) realized in the current quarter and the six months ended June 30, 2009, and the periods in which the related marked-to-market gains and losses were recognized in MMP’s and our consolidated statement of income (in millions).

	Accounting Period				Total Marked-to-Market Gains / (Losses) Recognized
Period Physical Sale of Product Occurred / Will Occur	2008		2009
	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr
1st Quarter 2009	$3.5	$11.8	$(0.5)	$—	$14.8
2nd Quarter 2009	1.0	3.9	(1.4)	(4.2)	(0.7)

Year-to-Date	4.5	15.7	(1.9)	(4.2)	14.1
3rd Quarter 2009	—	—	(0.6)	(3.3)	(3.9)
4th Quarter 2009	—	—	(1.0)	(12.7)	(13.7)
1st Quarter 2010	—	—	—	0.3	0.3

Totals	$4.5	$15.7	$(3.5)	$(19.9)	$(3.2)

Pipeline Tariff Increase. The Federal Energy Regulatory Commission regulates the rates charged on interstate common carrier pipeline operations primarily through an index methodology, which establishes the maximum amount by which tariffs can be adjusted. Approximately 40% of MMP’s tariffs are subject to this indexing methodology while the remaining 60% of the tariffs can be adjusted at MMP’s discretion based on competitive factors. The current approved methodology is the annual change in the producer price index for finished goods (“PPI-FG”) plus 1.3%. The change for 2008 was 6.3%, and MMP increased the majority of its tariffs by 7.6% on July 1, 2009. Through June 2009, the change in PPI-FG for 2009 is approximately negative 3%. If the change in this index remains at this level for the full year 2009, MMP will be required to decrease tariffs in markets that are subject to the FERC’s index methodology, which currently represent approximately 40% of MMP’s markets, by approximately 2% in July 2010.

Unrecognized Product Gains. MMP’s petroleum products terminals operations generate product overages and shortages that result from metering inaccuracies, product evaporation or expansion, product releases and product contamination. Most of the contracts MMP has with its customers state that MMP bears the risk of loss (or gain) from these conditions. When MMP’s petroleum products terminals experience net product shortages, it recognizes expense for those losses in the periods in which they occur. When MMP’s petroleum products terminals experience net product overages, it has product on hand for which it has no cost basis. Therefore, these net overages are not recognized in MMP’s financial statements until the associated barrels are either sold or used to offset product losses. The net unrecognized product overages for MMP’s petroleum products terminals operations had a market value of approximately $3.6 million as of June 30, 2009. However, the actual amounts MMP will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

Affiliate Transactions. MMP owns a 50% interest in a crude oil pipeline company and is paid a management fee for its operations. During the three and six months ended June 30, 2009, MMP received operating fees from this company of $0.2 million and $0.4 million, respectively, which MMP reported as affiliate management fee revenue.

Because MMP’s cash distributions have exceeded target levels as specified in its partnership agreement, MMP GP receives approximately 50%, including its approximate 2% general partner interest, of any incremental cash distributed per MMP limited partner unit. Since we own MMP GP, we benefit from these cash distributions. During 2008 and 2009, cash distributions paid to MMP GP by MMP based on MMP GP’s general partner interest and incentive distribution rights totaled $40.8 million and $47.0 million, respectively. Until December 3, 2008, the executive officers of our general partner collectively owned a direct interest in MGG Midstream Holdings, L.P. (“MGG MH”) of approximately 4% (MGG MH owned our general partner until December 3, 2008). The executive officers of our general partner, through their ownership in MGG MH, indirectly benefited from MMP’s cash distributions and directly benefited from our cash distributions. If the Simplification Agreement (see Recent Developments—Simplification Agreement, above) is approved, once the transformation, unit distribution and contributions are complete, MMP’s general partner will own only a non-economic general partner interest in MMP and will no longer receive quarterly distributions from it. Like our other investors, MMP’s executive officers will receive 0.6325 units in MMP for each unit they own in us on the applicable record date as a part of the Simplification process.

New Accounting Pronouncements

In May 2009, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events (as amended). This Statement requires the disclosure of subsequent events to be distinguished between recognized and non-recognized subsequent events. Further, entities are required to include a description of the period through which subsequent events were evaluated. Our adoption of this Standard on June 30, 2009 did not have a material impact on our financial position results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures About Fair Value of Financial Instruments. This FSP amends SFAS No. 107 (FASB ASC 825-10) and APB Opinion No. 28: (FASB ASC 270-10) by requiring quarterly as well as annual disclosures of the fair value of all financial instruments. The disclosures are to be in a form that makes it clear whether the fair value and carrying amounts represent assets or liabilities and how the carrying amounts relate to what is reported on the balance sheet. Our adoption of this Standard on June 30, 2009 did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies. This FSP amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations that occur following the start of the first fiscal year that begins on or after December 15, 2008. We do not expect that the adoption of this FSP will have a material impact on our financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP expands the disclosure requirements for employer pension plans and other postretirement benefit plans to include factors that are pertinent to an understanding of investment policies and strategies. The additional disclosure requirements include: (i) for annual financial statements, the fair value of each major category of plan assets separately for pension and other postretirement plans, (ii) a narrative description of the basis used to determine the expected long-term rate of return on asset assumption, (iii) information to enable users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date and (iv) for fair value measurements using unobservable inputs, disclosure of the effect of the measurements on changes in plan assets for the period. This FSP is effective for fiscal years ending after December 15, 2009, with early application permitted. Provisions of this FSP are not required for earlier periods that are presented for comparative purposes. Adoption of this FSP will not have a material impact on our financial position, results of operations or cash flows.

In September 2008, the FASB issued Emerging Issues Task Force (“EITF”) No. 08-6, Equity Method Investment Accounting Considerations. This EITF requires entities to measure its equity method investments initially at cost in accordance with SFAS No. 141(R) Business Combinations. Further, the EITF clarified that entities should not separately test an investee’s underlying indefinite-lived intangible asset for impairment; however, they are required to recognize other-than-temporary impairments of an equity method investment in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock. In addition, entities are required to account for a share issuance by an equity method investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance is to be recognized in earnings. We adopted this EITF on January 1, 2009, which is applicable for both interim and annual periods and is to be applied prospectively. Our adoption of this EITF did not have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP clarified that unvested share-based payment awards that contain non-forfeitable rights to distributions or distribution equivalents, whether paid or unpaid, are participating securities as defined in SFAS No. 128, Earnings Per Share and are to be included in the computation of earnings per unit pursuant to the two-class method. We adopted this FSP on January 1, 2009 and its application did not have a material impact on our financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities established, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 amends SFAS No. 133, requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We adopted this Statement on January 1, 2009, which is applicable for both interim and annual periods. Our adoption of this Statement did not have a material effect on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement requires, among other things, that entities: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) recognize, with certain exceptions, pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) expense, as incurred, acquisition-related transaction costs; and (vi) capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (as amended) are met as of the acquisition date. We adopted this Statement on January 1, 2009 and our initial adoption did not have a material impact on our financial position, results of operations or cash flows.

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

Commodity Price Risk

MMP uses derivatives to help it manage product purchases and sales. Derivatives that qualify for and are designated as normal purchases and sales are accounted for using traditional accrual accounting. As of June 30, 2009, MMP had commitments under forward purchase contracts for product purchases of approximately 0.3 million barrels that are being accounted for as normal purchases totaling approximately $8.8 million, and it had commitments under forward sales contracts for product sales of approximately 1.4 million barrels that are being accounted for as normal sales totaling approximately $106.8 million.

In addition to forward sales contracts, MMP uses NYMEX contracts to lock in forward sales prices. Although these NYMEX contracts represent an economic hedge against price changes on the petroleum products MMP expects to sell in the future, they do not qualify as normal sales or for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended); therefore, MMP recognizes the change in fair value of these contracts currently in earnings. During the six months ended June 30, 2009, MMP closed its positions on NYMEX contracts associated with the sale of 1.1 million barrels of gasoline and realized total gains of $14.1 million. At June 30, 2009, the fair value of MMP’s open NYMEX contracts, representing 1.2 million barrels of petroleum products, was a net loss of $17.3 million, which was recorded as energy commodity derivative contracts on our consolidated balance sheet. These open NYMEX contracts mature between July 2009 and March 2010. At June 30, 2009, MMP had made margin deposits of $25.6 million for these contracts, which was included in energy commodity derivative deposit on our consolidated balance sheet. Based on MMP’s open NYMEX contracts at June 30, 2009, a $1.00 per barrel increase in the price of the NYMEX contract for reformulated gasoline blendstock for oxygen blending (“RBOB”) gasoline would result in a $1.2 million decrease in MMP’s product sales revenues and a $1.00 per barrel decrease in the price of the NYMEX contract for RBOB would result in a $1.2 million increase in MMP’s product sales revenues. However, the increases or decreases in product sales revenues MMP recognizes from its open NYMEX contracts are substantially offset by higher or lower product sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of product in markets different from those in which MMP is attempting to hedge its exposure, resulting in hedges that do not eliminate all price risks.

Interest Rate Risk

In June 2009, MMP entered into a total of $150.0 million of interest rate swap agreements to hedge against changes in the fair value of a portion of its $300.0 million of 6.55% notes due 2019. MMP has accounted for these agreements as a fair value hedge. These agreements effectively convert $150.0 million of MMP’s 6.55% fixed-rate notes issued in June 2009 to floating-rate debt.

Under the terms of the agreements, MMP will receive the 6.55% fixed rate of the notes and pay six-month LIBOR in arrears plus 2.18%. The agreements terminate in June 2019, which is the maturity date of the related notes. Payments will settle in January and July each year. During each period, MMP will record the impact of these swaps based on the forward LIBOR curve. Any differences between actual LIBOR determined on the settlement date and MMP’s estimate of LIBOR will result in an adjustment to MMP’s interest expense. A 0.25% change in LIBOR would result in an annual adjustment to MMP’s interest expense of $0.4 million associated with this hedge.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) of the Securities Exchange Act) was performed as of the end of the period covered by the date of this report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and practices are effective in providing reasonable assurance that all required disclosures are included in the current report. Additionally, these disclosure controls and practices are effective in ensuring that information required to be disclosed is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Magellan Midstream Holdings, L.P.

None.

Magellan Midstream Partners, L.P.

Petroleum Products EPA Issue. In June 2009, MMP received notice from the Department of Justice (“DOJ”) that the DOJ, at the request of the Environmental Protection Agency (“EPA”), is prepared to initiate a lawsuit alleging violations of Sections 301 and 311 of the Clean Water Act (“the Act”) with respect to a discharge of gasoline that occurred on January 5, 2008 from MMP’s petroleum products pipeline near Oologah, Oklahoma. The DOJ stated that the maximum statutory penalty for the alleged violations of the Act, assuming only mere negligence, is approximately $1.2 million. The DOJ stated in its notice to MMP that it does not expect MMP to pay the maximum statutory penalty in a settlement although it will explore whether injunctive relief is necessary to prevent future violations of the Act. MMP has accrued an amount for this matter based on its best estimates that is less than the maximum statutory penalty.

Ammonia EPA Issue. In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from MMP’s ammonia pipeline system that was operated by a third party at the time of the releases. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of MMP’s ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million, for which the third-party operator has requested indemnification. In March 2007, MMP also received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator has subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. The DOJ stated in its notice to MMP that it does not expect MMP or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. MMP has accrued an amount for this matter based on its best estimates that is less than the maximum statutory penalties. MMP is currently in discussions with the EPA, DOJ and the third-party operator regarding these two releases. Adjustments to MMP’s recorded liability, which could occur in the near term, could be material to MMP’s and our results of operations and cash flows.

In June 2008, MMP received a Notice of Probable Violation (“NOPV”) from the Department of Transportation, Pipeline and Hazardous Materials Safety Administration (“DOT PHMSA”) with a preliminary assessed civil penalty of $0.8 million for violations associated with a May 2005 pipeline release that occurred in the Fairfax Industrial District of Kansas City, Kansas. The alleged violations principally involve allegations of MMP failing to follow its system integrity plan. MMP submitted a request on a timely basis and a hearing was held in March 2009. MMP has reached a tentative settlement of this matter with the DOT PHMSA.

In May 2006, MMP received a NOPV from the DOT PHMSA alleging two areas of non-compliance with 40 CFR 452 (Pipeline Integrity Management in High Consequence Areas); specifically that (1) adequate technical justification was not presented for MMP’s formula in calculating the spill volume of refined product for an overall spread analysis and (2) MMP’s baseline assessment plan was not established by risk priority. DOT PHMSA has preliminarily assessed a civil penalty of $0.2 million for both allegations. A hearing was held in September 2006. MMP submitted its post-hearing brief in October 2006. In February 2007, MMP responded to a series of questions from the hearing officer. In July 2009, DOT PHMSA issued a Final Order on this matter, which included a reduced penalty of $148 thousand. MMP is currently evaluating the Final Order and the terms of its associated Compliance Order.

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

We have updated our risk factors as follows since issuing our Annual Report on Form 10-K:

Risks Related to MMP’s Business

MMP’s purchase of substantially all of the assets of Longhorn Partners Pipeline, L.P. may not immediately produce positive operating cash flows and will substantially increase the level of its indebtedness.

MMP completed the acquisition of substantially all of the assets of Longhorn Partners Pipeline, L.P. on July 29, 2009. The purchase price paid was $250.0 million plus $86.1 million for related line fill inventory. MMP financed the acquisition with debt, which substantially increased its indebtedness. Because this asset had minimal commercial activity following the former owner’s bankruptcy filing last year, MMP anticipates a ramp-up of operations during the first one to two years of ownership as it builds a customer base for this pipeline system. During that period, the operating cash flow derived from the assets may be significantly less than MMP ultimately anticipates receiving once the customer base has been developed. As a result, MMP’s cash from operations and its creditworthiness could be adversely affected during that ramp-up period. In addition, during that period MMP will likely continue to own a significant portion of the related line fill inventory, and it could be exposed to price fluctuations in the value of that inventory, or to margin deposits or similar arrangements required by any transactions it enters to hedge the value of that inventory. MMP cannot assure you that the ramp-up period will be limited to one or two years. In addition, MMP could experience other unanticipated delays in realizing the benefits of the acquisition, or it could discover previously unknown liabilities associated with the acquired assets.

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

As of July 31, 2009, there were approximately 67.0 million MMP common units outstanding. MMP will issue approximately 39.6 million of its common units in connection with the simplification. Accordingly, the dollar amount required to pay the current per unit quarterly distributions will increase, which will increase the likelihood that MMP will not have sufficient funds to pay the current level of quarterly distributions to all MMP common unitholders. Using the amount of $0.71 per common unit paid with respect to the first quarter of 2009, the cash distribution paid to MMP’s unitholders totaled $47.5 million, resulting in a distribution of $23.5 million to the general partner for its general partner interest and incentive distribution rights. Therefore, MMP’s combined total distribution paid with respect to the first quarter of 2009 was $71.0 million. Pursuant to the Simplification Agreement, our unitholders will receive approximately 39.6 million of MMP common units as a result of the simplification. The combined pro forma distribution of MMP common units with respect to the first quarter of 2009, had the simplification been completed prior to such distribution, would result in $0.71 per unit being distributed on approximately 106.6 million of MMP common units, or a total of $75.7 million, with the general partner no longer receiving any distributions. As a result, MMP will be required to distribute an additional $4.7 million per quarter in order to maintain the distribution level of $0.71 per common unit paid with respect to the first quarter of 2009.

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

No ruling has been or will be requested from the Internal Revenue Service, (“IRS”), with respect to the tax consequences of the simplification. Instead, we and MMP are relying on the opinions of our respective counsel as to the tax consequences of the simplification, and counsel’s conclusions may not be sustained if challenged by the IRS.

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

The tax treatment of the simplification could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The federal income tax consequences of the simplification depend in some instances on determinations of fact and interpretations of complex provisions of federal income tax law. The federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to Treasury regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present federal income tax consequences of the simplification to MMP unitholders and our unitholders may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively and could change the tax treatment of the simplification as nontaxable to MMP unitholders and our unitholders. For example, in response to recent public offerings of interests in the management operations of private equity funds and hedge funds, members of Congress have considered substantive changes to the definition of qualifying income under Section 7704 of the Internal Revenue Code which could change the characterization of certain types of income received from partnerships. In particular, one proposal re-characterizes certain income and gain received with respect to “investment service partnership interests” as ordinary income for the performance of services, which may not be treated as qualifying income for publicly traded partnerships. As such proposal is currently interpreted, a significant portion of our interest in MMP may be viewed as an investment service partnership interest. Moreover, the same proposal could result in the simplification being treated as a taxable exchange to a holder of our common units or change the tax treatment of future sales of our common units in the event that the simplification is not completed. We are unable to predict whether this proposed legislation or any other proposals will ultimately be enacted, and if so, whether any such proposed legislation would be applied retroactively.

Tax Risks

Our tax treatment will depend on our status as a partnership for federal income tax purposes, as well as our not being subject to entity-level taxation by individual states. If the IRS treats us as a corporation for tax purposes or we become subject to entity-level taxation, it would reduce the amount of cash available for payment of principal and interest on the notes.

If we were classified as a corporation for federal income tax purposes, we would be required to pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Treatment of us as a corporation would cause a material reduction in our anticipated cash flow, which could materially and adversely affect our ability to make payments on the notes.

Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. For example, at the federal level, legislation has been proposed that would eliminate partnership tax treatment for certain publicly traded partnerships. Although such legislation would not apply to us as currently proposed, it could be amended prior to enactment in a manner that does apply to us. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could materially and adversely affect our ability to make payments on the notes. At the state level, because of widespread state budget deficits and for other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, partnerships operating in Texas are required to pay franchise tax at a maximum effective rate of 0.7% of gross income apportioned to Texas in the prior year. If any other state were to impose a tax on us, the cash we have available to make payments on the notes could be materially reduced.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of our limited partners was held on April 23, 2009. At this meeting, Patrick C. Eilers was elected as a Class I director of our general partner’s board of directors. A tabulation of the voting on this issue follows:

Name	For	Withheld	Abstain	Broker Non-Votes
Patrick C. Eilers	50,678,825	1,686,881	—	—

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 10.1*	–	Loan Agreement dated May 18, 2009 between Magellan Midstream Holdings, L.P., as borrower, and Bank of Oklahoma, National Association, as lender (filed as Exhibit 10.1 to Form 8-K filed May 20, 2009).

Exhibit 31.1	–	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

Exhibit 31.2	–	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

Exhibit 32.1	–	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

Exhibit 32.2	–	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

*	Each such exhibit has previously been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on August 4, 2009.

MAGELLAN MIDSTREAM HOLDINGS, L.P.

By:	/s/ Magellan Midstream Holdings GP, LLC its General Partner

/s/ John D. Chandler
John D. Chandler
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibit 10.1*	–	Loan Agreement dated May 18, 2009 between Magellan Midstream Holdings, L.P., as borrower, and Bank of Oklahoma, National Association, as lender (filed as Exhibit 10.1 to Form 8-K filed May 20, 2009).

Exhibit 31.1	–	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

Exhibit 31.2	–	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

Exhibit 32.1	–	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

Exhibit 32.2	–	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

*	Each such exhibit has previously been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.